Form 10-Q
period 1996-06-29
PILLOWTEX CORP
filed 1996-08-09
CIK 896265

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the period ended June 29, 1996

                          Commission file number: 1-11756

                                PILLOWTEX CORPORATION
               (Exact name of registrant as specified in its charter)

                         TEXAS                         75-2147728
               (State of incorporation)    (IRS Employer Identification No.)

                                   4111 Mint Way
                                   Dallas, Texas
                                        75237
                      (Address of principal executive offices)
                                     (Zip Code)

                                   (214) 333-3225
                           (Registrant's telephone number,
                                including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X       No
                              -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                         Outstanding at August 5, 1996

      Common Stock, $0.01 par value                         10,617,722

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       PILLOWTEX CORPORATION AND SUBSIDIARIES


                                        INDEX

Part I - Financial Information                                          Page No.

     Item 1.        Interim Financial Statements:

               Consolidated Balance Sheets as of
                June 29, 1996 and December 30, 1995                            3

               Consolidated Statements of Earnings for the three months
                ended June 29, 1996 and July 1, 1995                           4

               Consolidated Statements of Earnings for the six months
                ended June 29, 1996 and July 1, 1995                           5

               Consolidated Statements of Cash Flows for the six months
                ended June 29, 1996 and July 1, 1995                           6

               Notes to Consolidated Financial Statements                      7

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                  8

Part II - Other Information

     Item 4.    Submission of Matter to a Vote of Security Holders            10

     Item 6.    Exhibits and Reports on Form 8-K                              11

Signature                                                                     12

Index to Exhibits                                                             13

                       PILLOWTEX CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                         June 29, 1996 and December 30, 1995
                      (Dollars in thousands, except par value)
                             (Audited, except as noted)

  ASSETS                                                     1996        1995
                                                          ----------  ----------
                                                          (Unaudited)
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . $      11         411
 Receivables:
   Trade, less allowance for doubtful accounts of
     $1,926 and $2,195 in 1996 and 1995, respectively. . .    53,275      71,684
   Other . . . . . . . . . . . . . . . . . . . . . . . . .     5,275       2,284
 Inventories . . . . . . . . . . . . . . . . . . . . . . .   142,505     107,404
 Prepaid expenses. . . . . . . . . . . . . . . . . . . . .     2,390       1,644
 Deferred income taxes . . . . . . . . . . . . . . . . . .     2,457       2,419
                                                          ----------  ----------
   Total current assets. . . . . . . . . . . . . . . . . .   205,913     185,846

Property, plant and equipment, less accum. depreciation
 of $38,576 and $33,411 in 1996 and 1995, respectively . .    80,140      84,567
Intangible assets, at cost, less accum. amortization of
 $3,144 and $2,500 in 1996 and 1995, respectively. . . . .    50,714      51,779
Other assets . . . . . . . . . . . . . . . . . . . . . . .     2,365       2,518
                                                          ----------  ----------
                                                           $ 339,132     324,710
                                                          ==========  ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . $  35,950      42,090
 Accrued expenses. . . . . . . . . . . . . . . . . . . . .    17,488      21,137
 Current portion of long-term debt . . . . . . . . . . . .    11,467      11,916
 Income taxes payable. . . . . . . . . . . . . . . . . . .       467         575
                                                          ----------  ----------
   Total current liabilities . . . . . . . . . . . . . . .    65,372      75,718

Long-term debt, net of current portion . . . . . . . . . .   176,207     153,472
Deferred income taxes. . . . . . . . . . . . . . . . . . .     8,129       7,530

Shareholders' equity:
 Preferred stock, $0.01 par value; authorized 20,000,000
  shares; none issued and outstanding. . . . . . . . . . .         -           -
 Common stock, $0.01 par value; authorized 30,000,000
  shares; 10,617,722 shares issued and outstanding . . . .       106         106
 Additional paid-in capital. . . . . . . . . . . . . . . .    58,427      58,427
 Retained earnings . . . . . . . . . . . . . . . . . . . .    31,036      29,666
 Currency translation adjustment . . . . . . . . . . . . .     (145)       (209)
                                                          ----------  ----------
   Total shareholders' equity. . . . . . . . . . . . . . .    89,424      87,990
                                                          ----------  ----------
                                                           $ 339,132     324,710
                                                          ==========  ==========

            See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                 Three Months Ended June 29, 1996 and July 1, 1995
                        (In thousands, except per share data)
                                     (Unaudited)

                                                              1996        1995
                                                          ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . $  91,185      90,788
Cost of goods sold . . . . . . . . . . . . . . . . . . . .    75,570      74,662
                                                          ----------  ----------

  Gross profit . . . . . . . . . . . . . . . . . . . . . .    15,615      16,126


Selling, general and administrative expenses . . . . . . .     9,942       9,978
                                                          ----------  ----------

  Earnings from operations . . . . . . . . . . . . . . . .     5,673       6,148


Interest expense . . . . . . . . . . . . . . . . . . . . .     3,217       4,338
                                                          ----------  ----------

  Earnings before income taxes . . . . . . . . . . . . . .     2,456       1,810

Income taxes . . . . . . . . . . . . . . . . . . . . . . .       965         722
                                                          ----------  ----------

  Net earnings . . . . . . . . . . . . . . . . . . . . . . $   1,491       1,088
                                                          ==========  ==========

Net earnings per common share and common
  share equivalent . . . . . . . . . . . . . . . . . . . . $     .14         .10
                                                          ==========  ==========

Weighted average common shares and common share equivalents
  outstanding. . . . . . . . . . . . . . . . . . . . . . .    10,618      10,618
                                                          ==========  ==========

            See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                  Six Months Ended June 29, 1996 and July 1, 1995
                        (In thousands, except per share data)
                                     (Unaudited)

                                                              1996        1995
                                                          ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . $ 191,979     185,528
Cost of goods sold . . . . . . . . . . . . . . . . . . . .   160,796     152,948
                                                          ----------  ----------

  Gross profit . . . . . . . . . . . . . . . . . . . . . .    31,183      32,580


Selling, general and administrative expenses . . . . . . .    20,556      20,549
                                                          ----------  ----------

  Earnings from operations . . . . . . . . . . . . . . . .    10,627      12,031


Interest expense . . . . . . . . . . . . . . . . . . . . .     6,615       8,274
                                                          ----------  ----------

  Earnings before income taxes . . . . . . . . . . . . . .     4,012       3,757

Income taxes . . . . . . . . . . . . . . . . . . . . . . .     1,580       1,507
                                                          ----------  ----------

  Net earnings . . . . . . . . . . . . . . . . . . . . . . $   2,432       2,250
                                                          ==========  ==========

Net earnings per common share and common
  share equivalent . . . . . . . . . . . . . . . . . . . . $     .23         .21
                                                          ==========  ==========

Weighted average common shares and common share equivalents
  outstanding. . . . . . . . . . . . . . . . . . . . . . .    10,618      10,618
                                                          ==========  ==========

            See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 29, 1996 and July 1, 1995
                               (Dollars in thousands)
                                     (Unaudited)

                                                              1996        1995
                                                          ----------  ----------
Cash flows from operating activities:
 Net earnings. . . . . . . . . . . . . . . . . . . . . . . $   2,432       2,250
 Adjustments to reconcile net earnings to net cash used in
  operating activities:
   Depreciation and amortization . . . . . . . . . . . . .     6,253       5,798
   Deferred income taxes . . . . . . . . . . . . . . . . .       560         409
   Provision for doubtful accounts . . . . . . . . . . . .     (212)         208
   Loss on disposal of property, plant and equipment . . .         5           2
   Changes in assets and liabilities:
     Trade receivables . . . . . . . . . . . . . . . . . .    18,592      19,237
     Inventories . . . . . . . . . . . . . . . . . . . . .  (35,102)    (40,786)
     Accounts payable. . . . . . . . . . . . . . . . . . .   (1,788)     (7,933)
     Accrued expenses. . . . . . . . . . . . . . . . . . .   (3,528)       (266)
     Other assets and liabilities. . . . . . . . . . . . .   (3,712)     (2,101)
                                                          ----------  ----------
      Net cash used in operating activities. . . . . . . .  (16,500)    (23,182)
                                                          ----------  ----------
Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment . . .        16          33
 Purchases of property, plant and equipment. . . . . . . .   (1,368)     (6,124)
 Payments for businesses purchased . . . . . . . . . . . .     (112)     (1,670)
                                                          ----------  ----------
      Net cash used in investing activities. . . . . . . .   (1,464)     (7,761)
                                                          ----------  ----------
Cash flows from financing activities:
 Net borrowings on revolving credit loans. . . . . . . . .    38,100      20,550
 Increase (decrease) in checks not yet presented for
  payment. . . . . . . . . . . . . . . . . . . . . . . . .   (4,006)      11,855
 Principal payments on long-term debt. . . . . . . . . . .  (15,469)       (925)
 Dividends paid. . . . . . . . . . . . . . . . . . . . . .   (1,062)           -
 Debt issuance costs . . . . . . . . . . . . . . . . . . .         -       (317)
                                                          ----------  ----------
      Net cash provided by financing activities. . . . . .    17,563      31,163
                                                          ----------  ----------
Effect of exchange rate changes on cash and cash
 equivalents . . . . . . . . . . . . . . . . . . . . . . .         1           4
                                                          ----------  ----------
Net change in cash and cash equivalents. . . . . . . . . .     (400)         224
Cash and cash equivalents at beginning of period . . . . .       411         571
                                                          ----------  ----------
Cash and cash equivalents at end of period . . . . . . . . $      11         795
                                                          ==========  ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . $   7,961       7,446
  Income taxes . . . . . . . . . . . . . . . . . . . . . .     2,124       2,621

             See accompanying notes to consolidated financial statements

                       PILLOWTEX CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Tables in thousands of dollars)

(1)  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Certain reclassifications have been made to conform prior year financial statements to the current period classifications. The consolidated financial statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1996 for the fiscal year ended December 30, 1995.


(2)  INVENTORIES

  Inventories consisted of the following at June 29, 1996 and December 30, 1995:

                                                              1996        1995
                                                          ----------  ----------
      Finished goods . . . . . . . . . . . . . . . . . . . $  67,797      37,670
      Work-in-process. . . . . . . . . . . . . . . . . . .    37,083      35,980
      Raw materials. . . . . . . . . . . . . . . . . . . .    35,608      31,851
      Supplies . . . . . . . . . . . . . . . . . . . . . .     2,017       1,903
                                                          ----------  ----------
                                                          $ 142,505     107,404
                                                          ==========  ==========

(3)  EARNINGS PER COMMON SHARE

  Earnings per share and common share equivalent are based on the weighted average number of common shares outstanding and equivalent shares from dilutive stock options, if any. As of June 29, 1996 and July 1, 1995, there were stock options outstanding for 539,615 and 363,941 common shares, respectively. Stock options are excluded from the calculations since they have no material dilutive effect on per share data.


(4)  ACQUISITIONS

  In the first and second quarters of 1996 and fiscal year ended December 30, 1995, the Company made payments related to acquisitions completed in 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended December 30, 1995.

RESULTS OF OPERATIONS

  NET SALES. Net sales for the three months ended June 29, 1996 increased $397,000 to $91,185,000 compared to $90,788,000 for the three months ended July 1, 1995. Net sales for the six months ended June 29, 1996 increased $6,451,000 or 3.5% to $191,979,000 compared to $185,528,000 for the same period in 1995.
These increases reflect strong bed pillow, mattress pad and fashion bedding sales. Blanket sales lagged behind the first half of 1995. Management believes this shortfall was due primarily to the timing of orders.

  GROSS PROFIT. The gross profit percentage for the second quarter ended June 29, 1996 decreased to 17.1% from 17.8% for the second quarter of 1995. For the six months ended June 29, 1996, the gross profit percentage fell to 16.2% from 17.6% in 1995. The decline was due to several factors including a shift in blanket sales mix towards lower average margin products and reduced productivity being experienced at the Company's Newton, N.C. cotton yarn spinning facility.

  SG&A. Selling, general and administrative ("SG&A") expenses for the three months ended June 29, 1996 decreased slightly both in dollars, to $9,942,000 from $9,978,000 for the same period in 1995, and as a percentage of sales, to 10.9% in the second quarter of 1996 from 11.0% for the same period in 1995. For the six months ended June 29, 1996, SG&A expenses remain virtually flat at $20,556,000 as compared to $20,549,000 for the six months ended July 1, 1995, while as a percentage of sales SG&A expenses decreased to 10.7% from 11.1% in the respective periods. This percentage decrease reflects the continuing focus of the Company on containing these expenses.

  INTEREST.  Interest expense for the second quarter of 1996 fell by $1,121,000
or 25.8% to $3,217,000 from $4,338,000 for the same period in 1995.   Interest
expense for the six months ended June 29, 1996 decreased by $1,659,000 or 20.1% to $6,615,000 from $8,274,000 for the six months ended July 1, 1995. Interest expense fell due to lower borrowings and decreased average interest rates.

  NET EARNINGS. Net earnings for the three months ended June 29, 1996 increased $403,000 or 37.0% to $1,491,000 or $.14 per share, compared to net earnings of $1,088,000, or $.10 per share in 1995. As a percentage of sales, net earnings for the three months ended June 29, 1996 increased to 1.6% from 1.2% for the same period in 1995. Net earnings for the six months ended June 29, 1996 increased $182,000 or 8.1% to $2,432,000 or $.23 per share, from
$2,250,000 or $.21 per share in 1995.


LIQUIDITY AND CAPITAL RESOURCES

  As of June 29, 1996, the outstanding principle balance under the Company's $150,000,000 secured revolving credit facility was $103,700,000, with $12,272,000 committed to outstanding letters of credit, and $34,028,000 available for other needs. Availability under the revolving credit facility is regulated by a borrowing base determined by reference to the Company's accounts receivable and inventory. The outstanding balance under the Company's $90,000,000 term loan was $72,900,000. The Company believes that cash flow generated from operations and funds available under the credit facilities will be sufficient to satisfy working capital and financing needs, as well as dividend payments, for the foreseeable future.

  On June 26, 1996, the Company paid a dividend of $.05 per share to shareholders of record on June 12, 1996.

  The increase in borrowings in the second quarter of 1996 over the first quarter was due to seasonal expansion of blanket inventories and to changes in the timing of blanket orders by retailers for the fall selling season. Inventories of core Pillowtex products, including pillows, mattress pads, down comforters, comforter covers and other bedding, declined significantly during the first six months of 1996 as a result of beneficial changes in quota regulations and better inventory management.

GOVERNMENT REGULATIONS

  As of July 1, 1996, quota restrictions on down comforter shells imported from China were eliminated, allowing the Company to import shells on an unlimited and as needed basis. The Company also believes that "rules of origin" marking regulations currently under final consideration by the Treasury Department relating to natural fill products will not have a significant impact on the manufacture or marketing of these products.

FORWARD-LOOKING INFORMATION

  Statements contained in this Form 10-Q for the quarter ended June 29, 1996 that are not historical facts, including, but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number or risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse retail industry conditions, industry competition and other competitive factors, government regulation and possible future litigation, loss of material customers, seasonality of business, the termination of key license agreements, as well as the risks and uncertainties discussed in this Form 10-Q.

PART II - OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Security Holders

  The Annual Meeting of Shareholders of the Company was held on May 29, 1996. The following proposals were voted upon and approved at the Annual Meeting:

  (1) Election of Directors

  For Three-Year Terms Expiring in 1999:

                                       Votes                Votes
                                     Cast For              Withheld

            Paul G. Gillease         7,961,378              302,557
            Scott E. Shimizu         7,961,238              302,697

  There were no abstentions or broker non-votes with respect to this proposal.

  Charles M. Hansen, Jr., Jeffrey D. Cordes, Christopher N. Baker, Mary R. Silverthorne, William B. Madden and M. Joseph McHugh continue as directors of the Company.

  (2) Amendments to the Company's 1993 Stock Option Plan to permit the issuance of stock appreciation rights and to include employees of all subsidiaries subject to federal taxation as corporations.

            Votes              Votes                 Votes
          Cast For            Against              Abstaining

          7,922,598           331,935                 9,401

  There were broker non-votes with respect to this proposal.

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     10 Form of Equipment Leasing Agreement between BTM Financial & Leasing Corporation B-4 and Beacon Manufacturing Company, Manetta Home Fashions, Inc. and Tennessee Woolen Mills, Inc. dated as of June 14, 1996 (without exhibits).

     27      Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




(REGISTRANT)        PILLOWTEX CORPORATION
BY (SIGNATURE)      /s/ Jeffrey D. Cordes
(NAME AND TITLE)    Jeffrey D. Cordes, Executive Vice
                    President and Chief Financial Officer
                    (Principal Financial Officer)
(DATE)              August 9, 1996

                                  INDEX TO EXHIBITS


Exhibit                                                   Method of Filing
- -------                                            -----------------------------
  10     Form of Equipment Leasing Agreement
         between BTM Financial & Leasing
         Corporation B-4 and Beacon Manufacturing
         Company, Manetta Home Fashions, Inc. and
         Tennessee Woolen Mills, Inc. dated as of
         June 14, 1996 (without exhibits). . . . . Filed herewith electronically

  27     Financial Data Schedule . . . . . . . .   Filed herewith electronically