Form 10-Q
period 1996-09-30
PILLOWTEX CORP
filed 1996-10-22
CIK 896265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended September 28, 1996

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

                          Yes   X    No
                              -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                         Outstanding at October 16, 1996

      Common Stock, $0.01 par value                         10,617,722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PILLOWTEX CORPORATION AND SUBSIDIARIES


                                        INDEX

Part I - Financial Information                                          Page No.

     Item 1. Unaudited Interim Financial Statements:

             Consolidated Balance Sheets as of
                September 28, 1996 and December 30, 1995                       3

             Consolidated Statements of Earnings for the three months
                ended September 28, 1996 and September 30, 1995                4

             Consolidated Statements of Earnings for the nine months
                ended September 28, 1996 and September 30, 1995                5

             Consolidated Statements of Cash Flows for the nine months
                ended September 28, 1996 and September 30, 1995                6

             Notes to Consolidated Financial Statements                        7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     8

Part II - Other Information

     Item 6.    Exhibits and Reports on Form 8-K                              10

Signature                                                                     11

Index to Exhibits                                                             12

                       PILLOWTEX CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                      September 28, 1996 and December 30, 1995
                      (Dollars in thousands, except par value)
                                     (Unaudited)

  ASSETS                                                      1996       1995
                                                          ----------- ----------
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . $      15         411
 Receivables:
   Trade, less allowance for doubtful accounts of
    $2,055 and $2,195 in 1996 and 1995, respectively . . .    93,048      71,684
   Other . . . . . . . . . . . . . . . . . . . . . . . . .     5,309       2,284
 Inventories . . . . . . . . . . . . . . . . . . . . . . .   135,487     107,404
 Prepaid expenses. . . . . . . . . . . . . . . . . . . . .     2,134       1,644
 Deferred income taxes . . . . . . . . . . . . . . . . . .     2,831       2,419
                                                          ----------  ----------
   Total current assets. . . . . . . . . . . . . . . . . .   238,824     185,846

Property, plant and equipment, less accum. depreciation
 of $41,233 and $33,411 in 1996 and 1995, respectively . .    79,006      84,567
Intangible assets, at cost, less accum. amortization of
 $3,478 and $2,500 in 1996 and 1995, respectively. . . . .    50,338      51,779
Other assets . . . . . . . . . . . . . . . . . . . . . . .     2,502       2,518
                                                          ----------  ----------
                                                           $ 370,670     324,710
                                                          ==========  ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . . . $  50,476      42,090
 Accrued expenses. . . . . . . . . . . . . . . . . . . . .    21,067      21,137
 Current portion of long-term debt . . . . . . . . . . . .    11,476      11,916
 Income taxes payable. . . . . . . . . . . . . . . . . . .     3,018         575
                                                          ----------  ----------
   Total current liabilities . . . . . . . . . . . . . . .    86,037      75,718

Long-term debt, net of current portion . . . . . . . . . .   180,200     153,472
Deferred income taxes. . . . . . . . . . . . . . . . . . .     9,391       7,530

Shareholders' equity:
 Preferred stock, $0.01 par value; authorized 20,000,000
  shares; none issued and outstanding. . . . . . . . . . .         -           -
 Common stock, $0.01 par value; authorized 30,000,000
  shares; 10,617,722 shares issued and outstanding . . . .       106         106
 Additional paid-in capital. . . . . . . . . . . . . . . .    58,427      58,427
 Retained earnings . . . . . . . . . . . . . . . . . . . .    36,628      29,666
 Currency translation adjustment . . . . . . . . . . . . .     (119)       (209)
                                                          ----------  ----------
   Total shareholders' equity. . . . . . . . . . . . . . .    95,042      87,990
                                                          ----------  ----------
                                                           $ 370,670     324,710
                                                          ==========  ==========

            See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
            Three Months Ended September 28, 1996 and September 30, 1995
                        (In thousands, except per share data)
                                     (Unaudited)

                                                               1996      1995
                                                          ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . $ 143,791     146,824

Cost of goods sold . . . . . . . . . . . . . . . . . . . .   119,476     122,459
                                                          ----------  ----------

  Gross profit . . . . . . . . . . . . . . . . . . . . . .    24,315      24,365


Selling, general and administrative expenses . . . . . . .    10,614      11,766
                                                          ----------  ----------

  Earnings from operations . . . . . . . . . . . . . . . .    13,701      12,599


Interest expense . . . . . . . . . . . . . . . . . . . . .     3,664       4,690
                                                          ----------  ----------

  Earnings before income taxes . . . . . . . . . . . . . .    10,037       7,909


Income taxes . . . . . . . . . . . . . . . . . . . . . . .     3,915       3,171
                                                          ----------  ----------

  Net earnings . . . . . . . . . . . . . . . . . . . . . . $   6,122       4,738
                                                          ==========  ==========

Net earnings per common share and common
  share equivalent . . . . . . . . . . . . . . . . . . . . $     .58         .45
                                                          ==========  ==========

Weighted average common shares and common share
  equivalents outstanding. . . . . . . . . . . . . . . . .    10,618      10,618
                                                          ==========  ==========

            See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
            Nine Months Ended September 28, 1996 and September 30, 1995
                        (In thousands, except per share data)
                                     (Unaudited)

                                                              1996       1995
                                                          ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . $ 335,770     332,352

Cost of goods sold . . . . . . . . . . . . . . . . . . . .   280,272     275,407
                                                          ----------  ----------

  Gross profit . . . . . . . . . . . . . . . . . . . . . .    55,498      56,945


Selling, general and administrative expenses . . . . . . .    31,170      32,315
                                                          ----------  ----------

  Earnings from operations . . . . . . . . . . . . . . . .    24,328      24,630


Interest expense . . . . . . . . . . . . . . . . . . . . .    10,279      12,964
                                                          ----------  ----------

  Earnings before income taxes . . . . . . . . . . . . . .    14,049      11,666


Income taxes . . . . . . . . . . . . . . . . . . . . . . .     5,495       4,678
                                                          ----------  ----------

  Net earnings . . . . . . . . . . . . . . . . . . . . . . $   8,554       6,988
                                                          ==========  ==========

Net earnings per common share and common
  share equivalent . . . . . . . . . . . . . . . . . . . . $     .81         .66
                                                          ==========  ==========

Weighted average common shares and common share
  equivalents outstanding. . . . . . . . . . . . . . . . .    10,618      10,618
                                                          ==========  ==========

            See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine Months Ended September 28, 1996 and September 30, 1995
                               (Dollars in thousands)
                                     (Unaudited)

                                                              1996       1995
                                                          ----------  ----------
Cash flows from operating activities:
 Net earnings. . . . . . . . . . . . . . . . . . . . . . . $   8,554       6,988
 Adjustments to reconcile net earnings to net cash used in
  operating activities:
   Depreciation and amortization . . . . . . . . . . . . .     9,440       8,767
   Deferred income taxes . . . . . . . . . . . . . . . . .     1,447       1,484
   Provision for doubtful accounts . . . . . . . . . . . .      (11)         460
   Gain on disposal of property, plant and equipment . . .         5          15
   Changes in assets and liabilities:
     Trade receivables . . . . . . . . . . . . . . . . . .  (21,371)    (21,000)
     Inventories . . . . . . . . . . . . . . . . . . . . .  (28,075)    (28,390)
     Accounts payable. . . . . . . . . . . . . . . . . . .     2,666       2,011
     Accrued expenses. . . . . . . . . . . . . . . . . . .        49       4,626
     Other assets and liabilities. . . . . . . . . . . . .   (1,137)     (1,747)
                                                          ----------  ----------
      Net cash used in operating activities. . . . . . . .  (28,433)    (26,786)
                                                          ----------  ----------

Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment . . .        17          48
 Purchases of property, plant and equipment. . . . . . . .   (2,981)     (8,630)
 Payments for businesses purchased . . . . . . . . . . . .     (112)     (1,454)
                                                          ----------  ----------
      Net cash used in investing activities. . . . . . . .   (3,076)    (10,036)
                                                          ----------  ----------
Cash flows from financing activities:
 Net borrowings on revolving credit loans. . . . . . . . .    45,200      29,150
 Increase in checks not yet presented for payment. . . . .     6,068       8,763
 Principal payments on long-term debt. . . . . . . . . . .  (18,566)     (1,514)
 Dividends paid. . . . . . . . . . . . . . . . . . . . . .   (1,592)           -
 Proceeds from long-term debt. . . . . . . . . . . . . . .         -         645
 Debt issuance costs . . . . . . . . . . . . . . . . . . .         -       (319)
                                                          ----------  ----------
      Net cash provided by financing activities. . . . . .    31,110      36,725
                                                          ----------  ----------
Effect of exchange rate changes on cash and cash
 equivalents . . . . . . . . . . . . . . . . . . . . . . .         3          20
                                                          ----------  ----------
Net change in cash and cash equivalents. . . . . . . . . .     (396)        (77)
Cash and cash equivalents at beginning of period . . . . .       411         571
                                                          ----------  ----------
Cash and cash equivalents at end of period . . . . . . . . $      15         494
                                                          ==========  ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . $  11,885      12,168
  Income taxes . . . . . . . . . . . . . . . . . . . . . .     2,928       2,829

             See accompanying notes to consolidated financial statements

                       PILLOWTEX CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Tables in thousands of dollars)

(1)  Basis of Presentation

  The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Certain reclassifications have been made to conform prior year consolidated financial statements to the current period classifications. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1996 for the fiscal year ended December 30, 1995.


(2)  Inventories

  Inventories consisted of the following at September 28, 1996 and December 30, 1995:

                                                              1996       1995
                                                          ----------  ----------
      Finished goods . . . . . . . . . . . . . . . . . . . $  60,397      37,670
      Work-in-process. . . . . . . . . . . . . . . . . . .    33,879      35,980
      Raw materials. . . . . . . . . . . . . . . . . . . .    39,218      31,851
      Supplies . . . . . . . . . . . . . . . . . . . . . .     1,993       1,903
                                                          ----------  ----------
                                                           $ 135,487     107,404
                                                          ==========  ==========

(3)  Earnings per Common Share

  Earnings per share and common share equivalent are based on the weighted average number of common shares outstanding and equivalent shares from dilutive stock options, if any. As of September 28, 1996 and September 30, 1995, there were stock options outstanding for 510,865 and 472,083 common shares, respectively. Stock options are excluded from the calculations since they have no material dilutive effect on per share data.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 1995.

RESULTS OF OPERATIONS

 NET SALES. Net sales were $143,791,000 for the three months ended September 28, 1996 representing a decrease of $3,033,000 or 2.1% as compared to $146,824,000 for the three months ended September 30, 1995. Net sales were $335,770,000 for the nine months ended September 28, 1996 representing an increase of $3,418,000 or 1.0% as compared to $332,352,000 for the same period in 1995. The year to date increase reflected strong bed pillow, mattress pad and fashion bedding sales, partially offset by lower blanket
sales, in both the third quarter and first half of 1996.   Management
believes the shortfall in blanket sales was due primarily to retailers' decisions to place orders for blankets closer to the normal late fall selling season.

 GROSS PROFIT. The gross profit percentage for the third quarter ended September 28, 1996 increased to 16.9% from 16.6% for the third quarter of 1995, reflecting the positive trends in operating efficiencies and product mix.
Gross profit margins decreased to 16.5% in the nine months ended September 28, 1996, from 17.1% in the nine months ended, September 30, 1995. The decline was due to several factors including (i) a shift in blanket sales mix towards lower average margin products, which management believes occurred primarily due to the decision of retailers of higher margin products to defer orders as described above, as well as an increase in sales of lower margin products and
(ii) one-time costs incurred on the start-up of the Company's new cotton spinning facility, most of which occurred in the first six months of 1996. Management believes that the process of upgrading the yarn spinning facility is largely complete.

 SG&A. Selling, general and administrative ("SG&A") expenses for the three months ended September 28, 1996 decreased both in dollars, to $10,614,000 from $11,766,000 for the same period in 1995, and as a percentage of sales, to 7.4% in the third quarter of 1996 from 8.0% for the same period in 1995. SG&A expenses fell to $31,170,000 in the nine months ended September 28, 1996, from $32,315,000 in the nine months ended September 30, 1995, while as a percentage of sales, SG&A expenses decreased to 9.3% from 9.7% in the respective periods. These decreases reflected the continuing focus of the Company on containing these expenses.

 INTEREST. Interest expense for the third quarter of 1996 fell by $1,026,000 or 21.9% to $3,664,000 from $4,690,000 for the same period in 1995. Interest expense decreased to $10,279,000 in the nine months ended September 28, 1996, from $12,964,000 in the nine months ended September 30, 1995. Interest expense fell due to lower borrowings and decreased average interest rates.

 TAXES. The effective tax rate for the third quarter of 1996 fell to 39.0% from 40.1% in 1995. The effective tax rate for the nine months ended September 28, 1996 decreased to 39.1% compared to 40.1% for the nine months ended September 30, 1995. These decreases were primarily due to lower state taxes.

 NET EARNINGS. Net earnings for the three months ended September 28, 1996 increased $1,384,000 or 29.2% to $6,122,000 or $.58 per share, compared to net earnings of $4,738,000 or $.45 per share in 1995. As a percentage of sales, net earnings for the three months ended September 28, 1996 increased to 4.3% from 3.2% for the same period in 1995. Net earnings increased by $1,566,000 or 22.4% to $8,554,000 in the nine months ended September 28, 1996 or $.81 per share from $6,988,000 or $.66 per share in 1995. As a percentage of sales, net earnings increased to 2.5% in the nine months ended September 28, 1996 from 2.1% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

 As of September 28, 1996, the outstanding principle balance under the Company's $150,000,000 secured revolving credit facility was $110,800,000 with $12,669,000 committed to outstanding letters of credit, and $26,531,000 available for other needs. Availability under the revolving credit facility is regulated by a borrowing base determined by reference to the Company's accounts receivable and inventory. The outstanding balance under the Company's $90,000,000 term loan was $70,400,000. The Company is currently negotiating an amendment to its revolving credit facility to increase the borrowing capacity thereunder. The Company believes that cash flow generated from operations, funds available under the credit facility and contemplated financing alternatives will be sufficient to satisfy working capital and financing needs, as well as dividend payments, for the foreseeable future.

 On September 26, 1996, the Company paid a dividend of $.05 per share to shareholders of record on September 11, 1996.

 The increase in borrowings in the third quarter of 1996 over the second quarter was due to seasonal expansion of blanket inventories and changes in the timing of blanket orders by retailers for the fall selling season. Inventory levels of core Pillowtex products, including pillows, mattress pads, down comforters, comforter covers and other bedding, declined significantly during the first nine months of 1996 as a result of beneficial changes in quota regulations and better inventory management.

GOVERNMENT REGULATIONS

 As of July 1, 1996, quota restrictions on down comforter shells imported from China were eliminated, allowing the Company to import shells on an unlimited and as needed basis.

FORWARD-LOOKING INFORMATION

 Statements contained in this Form 10-Q for the quarter ended September 28, 1996 that are not historical facts, including, but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and could differ materially from actual results. Among the factors that could cause actual results to differ materially are: adverse retail industry conditions, industry competition and other competitive factors, government regulation and possible future litigation, loss of material customers, seasonality of business, the termination of key license agreements, as well as the risks and uncertainties discussed in this Form 10-Q.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K



(a)  Exhibits

     27         Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)        PILLOWTEX CORPORATION
BY (SIGNATURE)      /s/ Jeffrey D. Cordes
(NAME AND TITLE)    Jeffrey D. Cordes
                    Executive Vice President and
                    Chief Financial Officer
                    (Principal Financial Officer)
(DATE)              October 22, 1996

                                  INDEX TO EXHIBITS



Exhibit                                                    Method of Filing
-------                                            -----------------------------
 27  Financial Data Schedule . . . . . . . . . . . Filed herewith electronically