Form 10-K
period 1996-12-28
PILLOWTEX CORP
filed 1997-03-17
CIK 896265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K
(Mark One)
   /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended December 28, 1996
                                          or
   / /   Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                        For the Transition period from   to

                            Commission File Number 1-11756
                                PILLOWTEX CORPORATION
                (Exact name of registrant as specified in its charter)

             Texas                                        75-2147728
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

     4111 Mint Way, Dallas, Texas                            75237
(Address of principal executive offices)                  (Zip Code)

          Registrant's telephone number, including area code: (214) 333-3225

             Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
     Title of each class                            on which registered
     -------------------                          -----------------------
  Common Stock, $0.01 par value                   New York Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:
                                         None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 was $74,567,049.

As of February 28, 1997, Registrant had 10,617,722 shares of Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for Registrant's Annual Meeting of Shareholders for the year ended December 28, 1996 are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

GENERAL

  Pillowtex Corporation (the 'Company' or 'Pillowtex'), founded in 1954, is a leading North American designer, manufacturer and marketer of bed pillows, blankets, mattress pads and down comforters. Other complementary bedroom textile furnishings offered by the Company include comforter covers, featherbeds, pillow protectors, decorative pillows, bedspreads, synthetic comforters, pillow shams, dust ruffles and window treatments. Pillowtex has positioned itself as a single-source supplier to retailers for top-of-the-bed home textile furnishings (other than sheets), offering a broad assortment of products across multiple price points.

  The Company markets its products primarily to department stores, mass merchants, wholesale clubs, specialty retail stores, catalogs and institutional distributors. The Company believes that it is one of the principal suppliers of bedroom textile furnishings to virtually all of the largest department stores in the United States.

BUSINESS STRATEGY

  Pillowtex's business strategy is to capitalize on the strengths that have distinguished the Company as a preferred supplier of high quality bedroom textile products in North America.

  OFFER EXTENSIVE PRODUCT LINES EMPHASIZING HIGHER MARGIN GOODS.  The
Company offers more top-of-the-bed product lines than any of its major North American competitors. With the exception of sheets, the Company's strategy is to provide a 'one-stop shop' for top-of-the-bed products, customized to each retailer's specific consumer profile. Therefore, the Company offers broad product assortments of high quality products at multiple price points. The Company emphasizes higher end, premium lines to encourage the consumer to trade up to better products with generally higher margins for the retailer and the Company.

  MAINTAIN STRONG CUSTOMER RELATIONSHIPS THROUGH COMPREHENSIVE MERCHANDISING PROGRAMS. The Company offers extensive merchandising programs to retailers in order to maximize product line sales and profitability. Merchandising programs, developed in meetings between the Company and the retailer, address product line assortments, branding strategies and point-of-sale displays, as well as promotional and advertising plans and layouts. In many cases, the Company oversees the creation of promotional and advertising supplements for its
customers.   Merchandising programs focus on motivating the retail consumer to
'trade up' to better goods that offer higher margins.

  Pillowtex manufactures and markets goods utilizing established and well recognized licensed trademarks, Company-owned trademarks and trade names, customer-owned private labels and manufacturers' brand names including the Ralph Lauren Home Collection, Mickey & Co. -Registered Trademark-, Royal Velvet -Registered Trademark-, Touch of Class -Registered Trademark-, Cannon -Registered Trademark-, Nettle Creek -Registered Trademark-, Martex -Registered Trademark-, Regency by Globe -Registered Trademark-, Blue Heaven -TM-, Comforel -Registered Trademark-, and Dacron -Registered Trademark-. These trademarks and names provide the Company with the ability to differentiate its product offerings from its competitors for different channels of retail distribution and between different price points. The Company also provides extensive private label production for major retailers such as JCPenney Company, Inc., May Merchandising Corporation and Sears Roebuck and Co.

  CAPITALIZE ON NATIONWIDE PRODUCTION AND DISTRIBUTION CAPABILITIES. Capitalizing on its initial reputation as a key supplier to department stores, the Company has become a nationwide supplier for virtually all channels of retail and institutional distribution. The Company is a supplier to 47 of the top 50 retailers in the United States and the top five retailers in Canada. In order to most cost effectively ship bed pillows, mattress pads and down comforters and minimize delivery times, the Company developed regional production facilities and can now produce and ship from coast to coast. The Company was one of the industry pioneers in the development of extensive 'quick response' capability, including an Electronic Data Interchange ('EDI') system for nationwide, 24-hour acceptance of electronically transmitted customer orders. Through a single transmission, customers may place orders for multiple product lines for distribution from the Company's production facilities. These systems, in combination with the Company's manufacturing capabilities, enable the Company to produce and ship products to retailers with lead times as short as three to five days from receipt of order.

  ENHANCE THE COMPANY'S POSITION AS A LOW COST PRODUCER. The Company focuses on increasing automation, process improvements and system controls within its plants and throughout the business that are intended to result in improved operational efficiencies. These efforts have enabled the Company to achieve what it believes are the highest sales per employee of any major textile manufacturer in the United States. The Company also believes that significant opportunities still exist to improve production efficiency, especially within the Company's blanket facilities. In late 1995, the Company added a new cotton yarn spinning plant which enabled it to consolidate two smaller facilities and resulted in the elimination of significant outside yarn purchases. The Company pursues worldwide procurement of both finished products and raw materials to reduce costs and locate new sources of production. The Company further emphasizes continual cost monitoring and the ongoing containment of selling, general and administrative ('SG&A') expenses through consolidation of these functions at acquired companies, implementation of better systems, and the retention and training of a well qualified staff. As a result, during 1996 the Company was able to achieve what it believes is one of the lowest levels of SG&A expenses, measured as a percent of sales, in the industry.

  MAKE SELECTIVE STRATEGIC ACQUISITIONS. Pillowtex continues to selectively make acquisitions of companies that offer products it believes will complement its existing lines and will provide product, marketing, channel of distribution or operational synergies. Since the early 1980's, Pillowtex has made a number of acquisitions in order to enter new product lines and markets. The Company follows a strategy of consolidating plant and SG&A functions and leveraging its strong retail relationships to expand sales and profitability. Through this strategy, Pillowtex has achieved a compounded annual growth rate for net sales of 13.6% and for earnings before interest, taxes, depreciation and amortization ('EBITDA') of 18.7% over the past five years.

PRODUCTS

  The Company has built its core business around four utility bedding product lines that have a low risk of obsolescence. These include bed pillows (including natural fill, synthetic fiber fill and latex), blankets (including cotton, wool blends, acrylic and polyester blankets and throws), down comforters and mattress pads (including thread quilt, sonic quilt and convoluted foam).
The Company also sells other bedroom textile furnishings, including comforter covers, featherbeds, pillow protectors, decorative pillows, bedspreads, synthetic comforters, pillow shams, dust ruffles and window treatments.

  BED PILLOWS. Management believes that the Company is currently a leading manufacturer and marketer of bed pillows in the United States and Canada. The Company produces and markets a broad line of traditional bed pillows, as well as specially designed bed pillows such as the BodyMate -Registered Trademark- body pillow and Great Shapes -Registered Trademark- pillows, including Euro Square, U-Neck and Neck Roll. The Company offers products at various levels of quality and price, from synthetic pillows sold at retail prices as low as $4 to fine white goose down pillows sold at a retail price of up to approximately $185.

  The Company believes that it is a leading feather and down pillow manufacturer in North America, offering products filled with quality goose and duck down, or blends of feather and down, in a range of grades. These materials, known as 'natural fill,' are noted for their loft and resiliency.

  The Company also manufactures and markets a full line of bed pillows featuring staple (cut and crimped), tow (continuous filament) and cluster (individual ball) synthetic fiber fills. The Company believes that it is a leading supplier of premium synthetic and latex bed pillows in the United States and Canada.

  BLANKETS. Management believes that the Company is a leading producer of blankets in the United States, as well as a leading marketer of blankets in Canada. The Company manufactures woven and nonwoven conventional and thermal weave blankets and throws in a wide assortment of fibers, including cotton, wool blend, acrylic and polyester. The Company is the exclusive supplier in North America of blankets for the Ralph Lauren Home Collection. The Company has a strong presence in the infant blanket market with products ranging from nonwoven receiving blankets, to jacquard throws, to the finest Supima -Registered Trademark- cotton crib blanket. The Company also designs and manufactures a full line of decorative cotton and acrylic jacquard throws.

  DOWN COMFORTERS. The Company was a pioneer in marketing down comforters in the United States, and management believes that the Company is a leading manufacturer and marketer of down comforters in the United States and Canada. Down comforters became increasingly popular for both their insulation and fashion qualities, selling well in both warm and cool climates, and they sell at department stores at prices ranging from $70 to approximately $400. Increasingly popular higher-end comforters typically offer more down fill, sport higher thread count shells and/or feature more appealing 'surface interest,' such as damask dots, stripes and checks.

  MATTRESS PADS. Management believes that the Company is a leading manufacturer and marketer of mattress pads in the United States and Canada. The Company produces and markets a complete line of mattress pads, including sizes for adults and children, natural and synthetic filled, flat and fitted, as well as its skirted Adjust-A-Fit -Registered Trademark- mattress pad, an adjustable fit mattress pad made with Lycra -Registered Trademark- a multi-directional stretch material produced by E.I. DuPont de Nemours & Company ('DuPont'). The Adjust-A-Fit -Registered Trademark- mattress pad correctly fits a broad range of mattress thicknesses, including pillow top mattresses.

  OTHER BEDROOM TEXTILES. The Company offers a variety of other complementary bedroom textile products including comforter covers, featherbeds, pillow protectors, synthetic fill comforters, decorative pillows, pillow shams, dust ruffles and window treatments. These products represent a source of additional profitability as 'add-on' sales for retailers.

MARKETING, SALES AND DISTRIBUTION

  The Company markets its products to virtually all major retailers through channels of distribution that include department and specialty stores, mass merchants, discounters and catalogs, as well as institutional suppliers. The Company believes that it is one of the principal suppliers of bedroom textile products to several of the largest retailers in the United States. The Company's top ten customers accounted for approximately 65% of total net sales in 1996. Wal-Mart and Dayton Hudson accounted for 14.0% and 13.0% of the Company's total net sales in 1996, respectively. No other customer accounted for more than 10% of total net sales in 1996. Consistent with industry practice, the Company does not generally operate under long-term written supply contracts with its customers.

  The Company's current international business is concentrated in Canada, although it also sells in Mexico, Latin America and overseas. The Company's acquisition of Torfeaco Industries, Ltd. ('Torfeaco') in 1993, and of Imperial Feather Company ('Imperial') and Beacon Manufacturing Company ('Beacon') in 1994, greatly enhanced the Company's market position in Canada and its relationships with important Canadian retailers.

  The Company markets its products under numerous Company-owned trademarks and trade names and customer-owned private labels, as well as certain licensed trademarks and trade names. The Company uses trademarks, trade names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

  The Company's relationship with Ralph Lauren began in 1987, and the Ralph Lauren Home Collection is among its most important licensed trademarks. The Company holds an exclusive license for pillows, down comforters, mattress pads and blankets, and a non-exclusive license for fashion bedding to manufacture, and in certain cases to sell, a variety of home textile products sold in North America. The Ralph Lauren Home Collection products are sold worldwide to fine department and specialty stores.

  In an effort to maximize the Company's product exposure and increase sales, Pillowtex works closely with its major customers to assist them in merchandising and promoting the Company's products to the consumer. In addition to frequent personal consultation with the employees of these customers, the Company meets with its customers' senior management periodically to jointly develop merchandise assortments and plan promotional events specifically tailored for its customers. The Company provides merchandising assistance with store layouts, fixture designs, advertising and point-of-sale displays. The Company also provides customers with preprinted, customized advertising materials designed to increase sales.

  The Company's EDI system allows customers to place, and allows the Company to fill, track and bill, orders by computer. This system enables the Company to ship products on a 'quick response' basis.

  The Company generally employs salespeople who have many years of industry experience. Most salespeople are compensated with a combination of salary and discretionary bonus. Certain Ralph Lauren Home Collection products are sold by the Ralph Lauren sales force.

PATENTS, TRADEMARKS AND LICENSE AGREEMENTS

  The Company owns various trademarks and trade names, including Blue Heaven -TM-, Softie -Registered Trademark-, Regency by Globe -Registered Trademark- and BodyMate -Registered Trademark-. The Company regards its trademarks and trade names as valuable assets and vigorously protects them against infringement.

  Pillowtex holds the exclusive license for the highly regarded Ralph Lauren Home Collection for pillows, down comforters, mattress pads and blankets, and a non-exclusive license for fashion bedding to manufacture, and in certain cases sell, a variety of home textile products in North America. The Company also has entered into an exclusive 25-year license agreement with Fieldcrest Cannon, Inc. ('Fieldcrest') for the manufacture and sale of various goods, including bed pillows, mattress pads, down comforters and blankets under certain of its various trademarks, including Cannon -Registered Trademark-, Royal Velvet -Registered Trademark-, Charisma -Registered Trademark- and Touch of Class -Registered Trademark-. In addition, the Company manufactures and sells various goods, including pillows, blankets and throws under non-exclusive license agreements with Disney for the standard characters including Mickey Mouse, Minnie Mouse and Donald Duck, as well as other characters and film properties such as Winnie the Pooh and Lion King. The Company also markets products under trademark license agreements with various other organizations including DuPont, WestPoint Stevens, Inc. and the U.S. Postal Service. These license agreements generally require royalty payments based upon product sales, including payments of minimum annual royalties, and expire at various future dates from 1997 to 1998. Fieldcrest license agreements expire in 2021.

PRODUCT DEVELOPMENT

  The Company's product development staff seeks to create and develop products with new or superior performance characteristics in cooperation with various outside sources, including the Company's suppliers and customers. The Company believes that this ability is an important competitive advantage. As a result, the Company commits time and resources to identifying new materials, designs and products from a variety of domestic and international vendors.

  In addition to internal product development, the Company's acquisitions have expanded its product lines and enhanced its manufacturing and other resources available for developing existing and new product lines.

MANUFACTURING, RAW MATERIALS AND IMPORTS

  Pillowtex operates an extensive network of manufacturing and distribution facilities in Texas, California, Illinois, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee and Toronto, Canada. The Company's North American manufacturing and distribution network enables Pillowtex to ship pillows, mattress pads and comforters cost effectively to all major cities in the United States and Canada. The hub of the network for pillows and comforters is located in Dallas, Texas, where the Company operates what it believes to be the largest feather and down processing facility in North America, which yields significant economies of scale. Feather and down are processed by state-of-the-art computerized washing and sorting equipment and are sorted into a variety of mixtures and grades used in manufacturing natural fill pillows and comforters. The raw materials are shipped along with imported products to the Company's regional facilities for final assembly and distribution to customers. The Company also operates an automated sewing facility in Dallas, Texas, where high speed, computerized machines cut and sew fabric into pillow shells.

  Many of the Company's regional manufacturing facilities produce natural fill and synthetic fill pillows. Natural fill pillows are assembled by blowing processed feather and down into the pillow shell and sewing the open seam closed. Synthetic fill pillows are produced on machines known as garnets that open, comb and expand compressed polyester fibers. Once expanded, the fibers are inserted into a pillow shell and the open seam is sewn shut.

  Mattress pads are manufactured at the California, Mississippi, Pennsylvania and Toronto, Canada facilities by two automated methods. The traditional quilt sewing method uses high-speed equipment that sews the top, bottom and fill material together. The sonic method fuses the top, bottom and fill material together.

  The Company's line of natural fill comforters are manufactured by the Company at its California, Illinois, Mississippi, Pennsylvania and Toronto, Canada locations using processed down from the Dallas facility. The Company imports the majority of its comforter shells from China, Hong Kong and India.

  The Company produces blankets and spins yarn at manufacturing facilities in North Carolina, South Carolina and Tennessee. These plants provide full vertical production capability, including spinning, weaving, dyeing and finishing. During 1996, the Company acquired a 746,600 square foot warehouse in Mauldin, South Carolina ('Mauldin') to consolidate the operations of four smaller warehouses in a more central distribution facility.

  In November 1996, Pillowtex acquired certain assets from Fieldcrest's blanket operations, including newer and faster equipment which is being installed at our existing blanket facilities during the first half of 1997. As with its other lines of business, the Company plans the continuation of equipment and plant upgrades over the next several years in order to increase production efficiency and add capacity.

  The Company's quality control program is designed to ensure that its products meet predetermined quality standards established both internally and by its customers. The Company has devoted significant resources to support its quality improvement efforts. Each manufacturing facility is staffed with a quality control team that identifies and resolves quality issues. The Company attempts to maintain close contact with customer quality control or other appropriate personnel to ascertain that the customer's requirements are consistently satisfied.

  The Company analyzes feather and down and other raw materials, as well as finished products of both the Company and its competitors, at its facilities in Dallas, Texas. The Company maintains a computerized tracking system to monitor feather and down processing from the receipt of raw materials through the delivery of finished products. At the blanket production plants, numerous distinct quality check points are monitored throughout the manufacturing process. The Company also has a program with its major suppliers to assure the consistency of purchased raw materials by imposing strict standards and materials inspection, and requiring rapid response to the Company's complaints.

  The principal raw materials that the Company uses in manufacturing its products are: feather and down; synthetic (polyester and acrylic), cotton and wool fibers; and cotton and poly/cotton blend fabrics. The Company imports feather and down from several sources outside the United States. A majority of such purchases are from China, where feather and down are by-products of ducks and geese raised for food. The Company believes that it is currently the largest United States importer of feather and down from China, the world's largest producing country. The Company is generally able to purchase feather and down from its suppliers in China on open credit terms without letters of credit.

  In 1994, certain goods imported from China, including down-filled comforters, comforter shells and comforter covers, were assigned to a new import group. The 1994 quota for that group closed in July and, in 1995, the quota closed in March. As a consequence, the Company made the strategic decision to markedly accelerate its import schedule in both years in order to purchase the required goods prior to the closing of the quota. In 1995, the Company diminished its reliance on imported finished goods from China by manufacturing more of these products in the United States and Canada and by continuing to develop relationships with suppliers in other countries, including India. The Company also opened an office in Hong Kong to facilitate more direct purchases in China and to develop alternative sources of supply. In 1996, virtually all down comforters sold by the Company were manufactured in the United States and

Canada. A majority of the comforter shells and comforter covers was purchased directly by the Company, as was a significant percentage of raw feather and down, some of which was also obtained through an independent supplier in the United States. In addition, in 1995 the Company was successful in achieving a change in the import regulations regarding down comforter shells, which are not generally manufactured in the United States. Since July 1, 1996, no import quota restrictions for shells remain, which has allowed the Company to import shells as needed and thereby reduce inventory carrying costs.

  The Company purchases its Adjust-A-Fit -Registered Trademark- mattress pad Lycra -Registered Trademark- skirting from DuPont. Because of DuPont's patent on Lycra -Registered Trademark-, it is the exclusive supplier for this material. The Company believes that the risk that DuPont will cease to manufacture Lycra - Registered Trademark- and sell skirting to the Company is minimal. The Company purchases synthetic fiber from, among others, DuPont, Wellman, Inc., Monsanto Company, Cytec Industries, Inc., Hoechst Celanese Corporation and Kanematsu U.S.A. Inc. To reduce the effect of potential price fluctuations, the Company makes commitments from time to time for future purchases of synthetic and natural fibers. In 1996, the Company experienced some decreases in cotton and synthetic raw materials prices.

  The Company uses fabric purchased from third parties in the production of pillow shells, comforter covers and various other products. Although the Company believes that fabric is a commodity-type product that is available from numerous sources, the Company currently purchases large quantities of pillow ticking fabric from a single supplier to control costs and quality.

  Management of the Company believes relationships with its suppliers are good.

COMPETITION

  The Company participates in a highly competitive industry. The Company competes with a number of established manufacturers, importers and distributors of home textile furnishings, some of which have greater financial, distribution and marketing resources. The Company's current competitors consist primarily of domestic suppliers of bed pillows, blankets, mattress pads, down comforters and other bedroom textile furnishings. The home fashion products industry also includes companies that produce bed sheets, towels and other commodity-type items. A number of these companies do not currently offer the Company's principal products. There can be no assurance, however, that these companies will not compete with Pillowtex in the future.

  The Company competes on the basis of price, quality, brand names and service. The Company believes that the principal competitive factors affecting its business include its sales and marketing expertise, its ability to create and develop products offering superior performance characteristics, its relationships with customers and its manufacturing and distribution capabilities.

GOVERNMENT REGULATION

  The Company is subject to various federal, state and local environmental laws and regulations governing the discharge, storage, handling and disposal of various substances, including provisions of the California Health and Safety Code pertaining to air quality management. The Company is also subject to federal and state laws and regulations that require products such as bed pillows and comforters to bear product content labels containing specified information, including their place of origin and fiber content. In addition, the Company's operations are governed by a variety of federal, state, local and foreign laws and regulations relating to worker safety and health, advertising, importing and exporting, and other matters applicable to businesses in general. In 1995, the

Company achieved a change in the import regulations regarding down comforter shells which are not generally manufactured in the United States. As a result of this regulatory change, the Company has been able to import comforter shells on an unlimited and as-needed basis since July 1, 1996. All laws and regulations are subject to change, and the Company cannot predict what effect, if any, changes in laws and regulations might have on its business.

BACKLOG

  The amount of the Company's backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. In general, the Company's EDI and 'quick response' capabilities have resulted in shortened lead times between submission of purchase orders and delivery and lowered the level of backlog orders. Consequently, the Company believes that the amount of its backlog is not an appropriate indicator of levels of future production.

EMPLOYEES

  As of February 28, 1997, the Company had approximately 3,900 employees. The Company is subject to the following collective bargaining agreements.

                                                                      Number of
Union                              Location Covered     Expiration    Employees
---------------------------------  -------------------- -----------   ----------
United Auto Workers                Tunica, Mississippi  08/01/99      240
Warehouse, Mail Order, Office,
 Technical and Professional
 Employees (Teamsters)             Chicago, Illinois    02/01/00      140
Union of Needletrades, Industrial
 and Textile Employees             Lebanon, Tennessee   03/28/97      200
Union of Needletrades, Industrial
 and Textile Workers               Toronto, Canada      02/28/97      225
Union of Needletrades, Industrial
 and Textile Workers               Eden, North Carolina 03/01/00       20

 To date, none of these unions have engaged in strikes or work stoppages against the Company. The Company believes that its relationships with both its union and nonunion employees are good.

ITEM 2.  FACILITIES

 The following table summarizes selected information concerning certain of the Company's facilities:

                                                            Square       Owned/
Location            Principal Use                             Feet    Leased (1)
------------------  -------------------------------------  --------  -----------
Dallas, TX          Headquarters and feather and
                      down processing                       104,000   Owned
Dallas, TX          General administration, manufacturing
                      and distribution                      150,000   Owned
Dallas, TX          Warehouse                               163,000   Leased
Los Angeles, CA     Manufacturing and distribution          320,000   Leased
Tunica, MS          Manufacturing and distribution          288,000   Owned
Hanover, PA         Manufacturing and distribution          291,000   Owned
Rocky Mount, NC     Manufacturing and distribution          139,000   Owned
Rocky Mount, NC     Manufacturing and distribution           78,000   Leased
Chicago, IL         Manufacturing and distribution          121,000   Owned
New York, NY        Principal sales office & showroom        12,500   Leased
Monroe, NC          Manufacturing and distribution          288,000   Leased
Goodlettsville, TN  Warehouse and distribution              158,000   Leased
Lebanon, TN         Warehouse and distribution               53,000   Leased
Lebanon, TN         Manufacturing                           175,000   Owned
Toronto, Ontario    Manufacturing and distribution           99,000   Leased
Toronto, Ontario    Manufacturing and distribution           60,000   Leased
Swannanoa, NC       Manufacturing and distribution          822,000   Owned
Swannanoa, NC       Office                                   30,000   Owned
Swannanoa, NC       Outlet Store                              5,000   Owned
Swannanoa, NC       Warehouse and distribution              573,000   Owned
Asheville, NC       Warehouse                               177,000   Leased
Asheville, NC       Warehouse                               254,000   Leased
Asheville, NC       Warehouse                               185,000   Leased
Westminster, SC     Manufacturing and distribution          308,000   Owned
Westminster, SC     Office                                    6,000   Owned
Westminster, SC     Warehouse and distribution              284,000   Owned
Westminster, SC     Warehouse                                29,000   Leased
Westminster, SC     Warehouse                                54,000   Owned
Newton, NC          Manufacturing and distribution          297,000   Leased
Mauldin, SC         Warehouse and distribution              747,000   Owned

(1) For additional information concerning the Company's leases, see note 12 of Notes to Consolidated Financial Statements.

     Pillowtex also maintains small sales offices for its sales staff in Arkansas, California, Massachusetts, Minnesota and North Carolina as well as a purchasing office in Hong Kong.

     On November 19, 1996, the Company purchased a 746,600 square foot warehouse facility in Mauldin, South Carolina for approximately $8.4 million, to replace certain leased warehouse facilities and consolidate Beacon's distribution operations.

     The Company believes that its facilities are generally well maintained, in good operating condition and adequate for its current needs. In 1996, the Company acquired newer and faster equipment from Fieldcrest for use at its blanket facilities in North Carolina, South Carolina and Tennessee. The Company will continue to emphasize improvements at these plants, upgrading the physical plant and purchasing additional and newer machinery and equipment.

ITEM 3.   LEGAL PROCEEDINGS

     Louisville Bedding Company ('Louisville') filed a complaint for patent infringement against the Company in the United States District Court in the Western District of Kentucky, Louisville Division, on December 21, 1994. Louisville alleges in its complaint that Pillowtex is manufacturing and selling mattress pads that infringe patents owned by Louisville. Louisville is seeking a preliminary and permanent injunction enjoining Pillowtex from continued infringement on the Louisville patents, an accounting of profits and an unspecified amount of general damages against Pillowtex for alleged infringement. In addition, Louisville requests that such unspecified damages be trebled and seeks costs, interest and reasonable attorneys' fees. The Company has denied the allegations and is vigorously defending the suit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock, $0.01 par value ('Common Stock'), is listed for trading on the New York Stock Exchange under the symbol PTX. As of February 28, 1997, the Company had approximately 340 common shareholders of record.

          On December 27, 1996, the closing market price of the Common Stock was $18. The following table reflects the range of high and low selling prices of the Common Stock for the periods indicated. This information is based on closing prices as reported by the New York Stock Exchange.

                         1996      1996      1995      1995
                         HIGH      LOW       HIGH      LOW
                         -------   -------   -------   -------
     First Quarter       $12 1/2   $10 1/2   $10 1/8   $8
     Second Quarter      $13 3/4   $12       $11 1/2   $8 3/4
     Third Quarter       $14 3/8   $10 5/8   $13       $9 5/8
     Fourth Quarter      $18 1/4   $12 7/8   $13       $11

     Pillowtex paid four quarterly dividends to shareholders of its Common Stock of $0.05 per share during 1996. The amount of dividends which the Company may pay is limited under a covenant in the Company's Revolver. See Note 8 of Notes to Consolidated Financial Statements and 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.'

ITEM 6.   SELECTED FINANCIAL DATA

                               SELECTED FINANCIAL DATA
                        (In thousands, except per share data)

     The selected financial data presented below are derived from the Company's consolidated financial statements for the five years ended December 28, 1996. The data should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the consolidated financial statements and related notes included elsewhere in this document.

                                            Year Ended
                             12/31/92 12/31/93(1) 12/31/94(2) 12/30/95 12/28/96
                             -------- ----------- ----------- -------- --------
STATEMENTS OF EARNINGS DATA:

Net sales . . . . . . . . . .$273,462     291,624     349,520  474,899  490,655
Cost of goods sold. . . . . . 222,611     238,155     294,714  395,922  411,048
                             -------- ----------- ----------- -------- --------
Gross profit. . . . . . . . .  50,851      53,469      54,806   78,977   79,607
S,G & A expenses. . . . . . .  33,376      29,227      36,399   42,508   41,445
                             -------- ----------- ----------- -------- --------
Earnings from operations. . .  17,475      24,242      18,407   36,469   38,162
Interest expense. . . . . . .   4,997       3,042       6,361   17,491   13,971
Other expense (income), net .   1,049           -       (379)        -        -
Earnings before income taxes.-------- ----------- ----------- -------- --------
 and extraordinary loss . . .  11,429      21,200      12,425   18,978   24,191
Income taxes. . . . . . . . .     529       8,420       4,736    7,509    9,459
                             -------- ----------- ----------- -------- --------
Earnings before extra-. . . .
 ordinary loss. . . . . . . .  10,900      12,780       7,689   11,469   14,732
Extraordinary loss, net . . .       -           -           -        -    (609)
                             -------- ----------- ----------- -------- --------
Net earnings. . . . . . . . .  10,900      12,780       7,689   11,469   14,123
Accretion to repurchase price
 of common stock subject. . .
 to repurchase  . . . . . . .   2,500           -           -        -        -
                             -------- ----------- ----------- -------- --------
Net earnings available to
 common stock shareholders. .$  8,400      12,780       7,689   11,469   14,123
                             ======== =========== =========== ======== ========
Earnings per share before
 extraordinary loss . . . . .$                            .73     1.08     1.39
Extraordinary loss. . . . . .                               -        -    (.06)
                                                  ----------- -------- --------
Net earnings per share. . . .$                            .73     1.08     1.33
                                                  =========== ======== ========

PRO FORMA EARNINGS DATA:

Net earnings as reported. . .$ 10,900      12,780
Pro forma adjustment to
 provision for income taxes .   3,208        (97)
                             -------- -----------
Pro forma net earnings. . . .$  7,692      12,877
                             ======== ===========
Pro forma net earnings
 available to common stock
 shareholders . . . . . . . .$  5,192      12,877
                             ======== ===========
Pro forma net earnings per
 share. . . . . . . . . . . .$    .80        1.32
                             ======== ===========
Weighted average common
  shares outstanding. . . . .   6,505      9,751       10,604   10,618   10,618


OPERATING DATA:

Depreciation and amortization$  3,104      3,868        6,365   11,994   12,775
Capital expenditures  . . . .   5,869      7,135       10,538   12,448   21,040
Cash dividends. . . . . . . .   4,025      2,506          244      531    2,124

BALANCE SHEET DATA:

Working capital . . . . . . .$ 65,567     78,141      122,738  110,128  150,506
P, P & E, net . . . . . . . .  28,301     39,110       81,187   84,567   94,267
Total assets. . . . . . . . . 131,542    180,967      319,544  324,710  375,714
Long-term debt, net of
 current portion. . . . . . .  63,599     63,735      177,149  153,472  194,851
Common stock subject to
 repurchase . . . . . . . . .  27,500          -            -        -        -
Shareholders' equity  . . . .   7,072     69,329       76,478   87,990  100,004

(1) Amounts set forth in 1993 reflect the inclusion of Manetta Home Fashions, Inc. from August 30, 1993, Tennessee Woolen Mills, Inc. from September 7, 1993 and Torfeaco Industries Limited from December 1, 1993.

(2) Amounts set forth in 1994 reflect the inclusion of Imperial Feather Company from August 19, 1994 and Beacon Manufacturing Company from December 1, 1994.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company, originally founded in 1954 as a pillow manufacturer, expanded its product lines through acquisitions into other categories of top-of-the-bed home textiles including mattress pads, comforters and blankets. The Company has been successful in integrating these acquisitions into its existing operations, resulting in increased sales, more efficient distribution and a broader product line.

          The Company originally expanded its product line to include blankets through the acquisition of Manetta Mills, Inc. ('Manetta') in August 1993 and Tennessee Woolen Mills, Inc. ('TWM') in September 1993. In addition, in December 1994, the Company acquired substantially all of the assets of Beacon Manufacturing Company ('Beacon'), a manufacturer of cotton and synthetic blankets and throws. The Company expanded its manufacturing operations into Canada through the acquisition of Torfeaco Industries, Ltd. ('Torfeaco'), a manufacturer of fashion and synthetic bedding products, in December 1993, and Imperial Feather Company ('Imperial'), a manufacturer of bedding products, including natural fill and synthetic bed pillows, down comforters and comforter covers, in August 1994.

          Each of these acquisitions was accounted for under the purchase method of accounting, and, accordingly, the results of operations of each acquired company have been included in the Consolidated Statements of Earnings since its respective acquisition date. Due to the number, magnitude and timing of the Company's acquisitions, the Company's operating results, as reflected in the Consolidated Financial Statements, are not directly comparable on a year-to-year or quarter-to-quarter basis.

          In November 1996, the Company purchased certain assets of Fieldcrest Cannon, Inc.'s ('Fieldcrest') blanket operations, including selected equipment, inventory and an exclusive long-term license for the use of certain trademarks and trade names.

          On March 17, 1993, the Company completed an initial public offering of its Common Stock with the issuance of 4,085,000 shares at $14.00 per share. The Company received net proceeds of $52.1 million after deducting offering costs. On November 12, 1996, the Company completed a private offering for an aggregate principal amount of $125 million of 10% Senior Subordinated Notes (the 'Notes') due November 15, 2006. After deducting offering costs, the Company received net proceeds of approximately $121.7 million.

INCOME TAXES

          From March 1, 1987 until March 23, 1993, the Company elected to be taxed as an S Corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state tax laws, and, therefore, paid no federal income taxes and no state taxes in certain states during this period. The Company paid cash dividends in 1993 and 1994 to fund the payment of the federal and state income tax liabilities of the Company's shareholders attributable to its Subchapter S earnings.
RESULTS OF OPERATIONS

          The following table presents certain statements of earnings data as a percentage of sales for the periods indicated and should be read in conjunction with the Selected Financial Data in Item 6 of this report.

  Year Ended                         12/31/94    12/30/95     12/28/96
                                     --------    --------     --------
  Net sales                          100.0%      100.0%       100.0%
  Cost of goods sold                  84.3        83.4         83.8
  Gross profit                        15.7        16.6         16.2
  Selling, general and
    administrative expenses           10.4         9.0          8.4
  Earnings from operations             5.3         7.7          7.8
  Interest expense                     1.8         3.7          2.8
  Other income                         0.1         -            -
  Earnings before income taxes and
    extraordinary loss                 3.6         3.9          4.9
  Extraordinary loss                   -           -            0.1
  Net earnings                         2.2         2.4          2.9

1996 vs. 1995

     NET SALES. Net sales were $490.7 million in 1996, representing an increase of $15.8 million or 3.3% as compared to $474.9 million in 1995. This increase reflected strong bed pillow, mattress pad and fashion bedding sales, partially offset by lower sales in the Beacon Division due to a weak retail climate for blankets.

     GROSS PROFIT. Gross profit margins decreased to 16.2% in 1996 from 16.6% in 1995 due primarily to a highly competitive pricing environment in blankets, lower blanket sales and start-up operational issues at our Newton cotton yarn spinning facility, which negatively impacted margins throughout the first half of 1996. However, margins began to show improvement on a year-over-year basis during the second half of 1996.

     SG&A. Selling, general and administrative ('SG&A') expenses fell by $1.1 million to $41.4 million in 1996, from $42.5 million in 1995, and, as a percentage of sales, SG&A expenses decreased to 8.4% from 9.0% in the respective periods. These decreases reflected the Company's continuing success at reducing these costs.

     INTEREST. Interest expense decreased to $14.0 million in 1996, from $17.5 million in 1995. Interest expense fell due to lower borrowings and decreased average interest rates.

     TAXES. The effective tax rate for 1996 decreased to 39.1% compared to 39.6% for 1995, primarily due to lower state taxes.

     EXTRAORDINARY LOSS. An extraordinary loss of $0.6 million was recorded in 1996 related to the write-off of deferred finance costs for the Company's term loan, which was retired with a portion of the proceeds from the private offering of the Notes.

     NET EARNINGS. Net earnings increased to $14.1 million in 1996, from $11.5 million in 1995. As a percentage of sales, net earnings increased to 2.9% in 1996, from 2.4% in 1995.

1995 vs. 1994

     NET SALES. Net sales were $474.9 million in 1995, representing an increase of $125.4 million or 35.9% as compared to sales of $349.5 million in 1994. This increase resulted primarily from the inclusion of 12 months of sales from Beacon during 1995. Due to generally weak retail buying conditions, sales of the Company's core product lines were largely flat.

     GROSS PROFIT. Gross profit margins increased to 16.6% in 1995, from 15.7% in 1994. Margins were supported by product price increases implemented in 1995 and increased operating productivity at the Company's manufacturing facilities, the latter of which resulted from efficiencies achieved through the further successful integration of the blanket plants acquired in 1993 and 1994. Margin increases were offset in part by a sales mix change that included a greater percentage of blanket sales in 1995, which generally carry lower margins than the Company's other products, increases in raw material prices and by a higher percentage of closeout goods in the sales mix.

     SG&A. SG&A expenses grew by $6.1 million to $42.5 million in 1995, from $36.4 million in 1994, due primarily to the acquisition in December 1994 of Beacon. As a percentage of sales, however, SG&A expenses fell significantly, to 9.0% in 1995, from 10.4% in 1994. This decrease was the result of comprehensive cost cutting throughout the Company, including expenses related to the integration of the blanket plants acquired in 1993 and 1994, as well as reductions in salaries, travel, advertising, professional fees and other general administrative expenses.

     INTEREST. Interest expense increased to $17.5 million in 1995, from $6.4 million in 1994, due to increased debt levels and interest rates. Higher borrowings related to the acquisition of Beacon in 1994 and the inventory carrying costs resulting from earlier purchases of certain imported products in expectation of closure of quota categories applicable to certain goods imported from China.

     TAXES. The effective tax rate in 1995 grew to 39.6%, compared to 38.1% in 1994, due to the expiration of certain tax credits and to a reduction in tax-exempt earnings.

     NET EARNINGS. Net earnings increased to $11.5 million in 1995, from $7.7 million in 1994, as a result of improved gross margins and marked decreases in SG&A expenses, partially offset by increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The primary uses of cash by the Company have historically been to provide funds for operations, make expenditures for capital improvements, equipment and facilities, repay indebtedness, pay cash dividends to shareholders, repurchase shares of common stock and make acquisitions. In 1997, the Company's most significant capital commitments include the payment of interest, royalty payments under license agreements, capital improvement expenditures and operating lease payments.

     The Company's principle capital resources included cash flow generated by operations and borrowings under the Company's $175 million revolving bank credit facilities (the 'Credit Agreement').

     The Company consummated the private offering of the Notes in November 1996, resulting in proceeds to the Company, net of $3.3 million in financing costs, of approximately $121.7 million. The Company used these net proceeds (i) to retire the indebtedness outstanding under the Company's previously existing term loan of $70.4 million, (ii) to finance the acquisition of certain assets of Fieldcrest's blanket operations for approximately $28.3 million, (iii) to temporarily reduce indebtedness under the revolving credit facility (the 'Revolver') by approximately $14.6 million and (iv) to acquire a warehouse facility in Mauldin, S.C. for approximately $8.4 million.

    Concurrently with the private offering of the Notes, the Company amended and restated the Revolver under its Credit Agreement. The Credit Agreement provides for borrowings in an aggregate principal amount of up to $175.0 million. Indebtedness under the Credit Agreement is guaranteed by each domestic subsidiary of the Company and is secured by the Company's accounts receivable and inventory and by (i) 100% of the capital stock of the Company's domestic subsidiaries and (ii) 65% of the capital stock of the Company's foreign subsidiaries. Loans made pursuant to the Credit Agreement may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the establishment of the Credit Agreement, subject to satisfaction of certain conditions on the date of any such borrowing. As of December 28, 1996, the outstanding principal balance of the Revolver was $61.0 million. Letters of credit were outstanding under the Revolver with an aggregate undrawn face amount of $11.6 million, and unused availability under the Revolver was $102.4 million.

     Amounts outstanding under the Credit Agreement bear interest at a rate based, at the Company's option, upon (i) either NationsBank of Texas, N.A.'s ('NationsBank') base rate or LIBOR (the London Interbank Offered Rate) plus 0.875% or (ii) NationsBank's reserve-adjusted CD rate plus 1.000%. These rates are subject to decrease based upon the Company's achievement of (i) certain senior unsecured debt ratings or (ii) certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization ('EBITDA'). The weighted average annual interest rate on outstanding borrowings under the Credit Agreement during 1996 was 7.02%, and the effective rate at December 28, 1996 was 6.39%.

     The Company from time to time enters into interest rate swap agreements in order to minimize the risk of fluctuations in interest rates. Pillowtex currently has interest rate swap agreements in place covering approximately $215.0 million of indebtedness which expire at various dates, with some extending through November 2000, with an average interest rate of 6.24%.

     The Credit Agreement contains a number of financial, affirmative and negative covenants that regulate the Company's operations. Financial covenants require maintenance of certain ratios of current assets to current liabilities, funded debt to EBITDA, and minimum cash flow coverages, and require the Company to maintain a minimum tangible net worth. Negative covenants restrict, among other things, the incurrence of debt, the existence of liens, transactions with affiliates, loans, advances and investments by the Company, payment of dividends and other distributions to shareholders, dispositions of assets, mergers, consolidations and dissolutions, contingent liabilities, changes in business and acquisitions. As of December 28, 1996, the Company was in compliance with all covenants under the Credit Agreement.

     In 1995, the Company's capital expenditures were $12.4 million, including a total of $8.7 million for improvements and equipment purchases related to the blanket production facilities and approximately $0.3 million related to Torfeaco. For 1996, the Company's capital expenditures were $21.0 million, most of which were used to upgrade the physical plants and purchase machinery and equipment for the blanket facilities, including $6.3 million for equipment purchased from Fieldcrest. In addition, the Company purchased a warehouse in Mauldin, South Carolina, for approximately $8.4 million, to replace certain
warehouse facilities leased by Beacon.   The Company expects to spend
approximately $12.9 million in 1997, including approximately $10.9 million at the blanket facilities in North Carolina, South Carolina and Tennessee. The balance of the capital expenditures for 1997 will be used for regular maintenance and improvements at the Company's other manufacturing facilities and to continue the upgrade of the Company's computer system.

     On each of March 27, 1996, June 26, 1996, September 26, 1996 and December 16, 1996, the Company paid a cash dividend to shareholders of record on March 13, 1996, June 12, 1996, September 11, 1996 and December 2, 1996, respectively, of $.05 per share.

     Historically, a significant portion of the Company's net sales has been generated during the second half of the year. During each of the past three years, sales and earnings from operations during the second half of the year averaged 60.9% and 72.2%, respectively, of the Company's total sales and earnings from operations. Consequently, working capital requirements and, therefore, total debt levels, reach their highest levels as net sales peak in the third and fourth quarters of the year.

     The Company believes that cash flow generated from operations and funds provided by the Notes and available under the Revolver will be adequate to meet its working capital and related financing needs for the foreseeable future.

     In June 1996, the Financial Accounting Standards Board issued Statement No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities,' which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Statement No. 125 has been amended by Statement No. 127, which amends the effective date of certain provisions for these transactions occurring after December 31, 1997. The management of the Company does not believe that the impact from adopting the provisions of Statement No. 125 in fiscal year 1998 will be material.

FORWARD-LOOKING INFORMATION

      This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, 'SEC Filings') contain or may contain certain forward-looking statements and infor-mation that are based upon beliefs of, and information currently available to, the Company's management. When used in SEC Filings, the words 'anticipate,' 'believe,' 'estimate,' 'future,' 'intend,' 'plan,' and similar expressions with prospective connotations as they relate to the Company and its business identify forward-looking statements. All forward-looking statements reflect the current views of the Company with respect to future events and are subject to various risks, uncertainties and assumptions relating to the Company and its operating environment which may cause the actual results to vary significantly from those anticipated. Specific factors that may cause the Company's actual results to differ from those anticipated in forward-looking statements include the following:

     - generally adverse industry conditions, including further consolidation, customer bankruptcies and inconsistent consumer demand for some or all bedroom textile products,
     - changes in the competitive environment, including the entry of new competitors in the manufacture of our primary product lines and greater foreign import competition,
     - the seasonality of the Company's business, which makes it more sensitive to economic and industry influences during the second half of the year,
     - disruption of key supply sources such as China, including changes in import regulations,
     - the loss of key management personnel,
     - the loss of key licenses under which the Company markets a significant percentage of its products, and
     - the loss of material customers, such as Wal-Mart and Dayton Hudson, that each account for over 10% of the Company's revenues, and other important retailers.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are set forth herein commencing on page F-1.
     Schedule II to the financial statements is set forth herein on page S-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement under the captions 'Election of Directors' and 'Executive Officers.'

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement under the caption 'Executive Compensation,' except that the information under the subcaptions 'Compensation Committee Report on Executive Compensation' and 'Stock Price Performance Graph' is not incorporated herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement under the caption 'Security Ownership of Certain Beneficial Owners and Management.'

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement under the captions 'Employment Agreements' and 'Compensation Committee Interlocks and Insider Participation.'

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

     1.   CONSOLIDATED FINANCIAL STATEMENTS:                                PAGE

     Independent Auditors' Report                                            F-2

     Consolidated Balance Sheets as of December 30, 1995 and
          December 28, 1996                                                  F-3

     Consolidated Statements of Earnings for the years ended
          December 31, 1994, December 30, 1995 and December 28, 1996         F-4

     Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1994, December 30, 1995 and December 28, 1996         F-5

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1994, December 30, 1995 and December 28, 1996         F-6

     Notes to Consolidated Financial Statements                              F-7


     2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of the Company for the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

          Schedule II    Valuation and Qualifying Accounts            Page   S-1


     3.   INDEX TO EXHIBITS

Exhibit
Number    Exhibit
-------   ---------

3.1<F1>   Restated Articles of Incorporation of Pillowtex, as amended

3.2<F4> Amendment to Bylaws and Amended and Restated Bylaws as currently in effect for Pillowtex

4.1<F2>   Specimen of Certificate evidencing Common Stock

4.2<F10>  Indenture, dated November 12, 1996

10.1<F10> Registration Rights Agreement, dated as of November 12, 1996, by and among Pillowtex, each domestic subsidiary of Pillowtex and NationsBanc Capital Markets, Inc., and Merrill Lynch, Pierce, Fenner & Smith, Incorporated

10.2<F10> Restated Credit Agreement, dated as of November 12, 1996, by and among
          Pillowtex and NationsBank of Texas, N.A., as Agent for the Lenders specified therein (excludes Schedules)

10.3<F10> Form of Swing-Line Note, dated as of November 12, 1996, by and among
          Pillowtex and NationsBank of Texas, N.A. (see Exhibit A-1 to Exhibit 10.61)

10.4<F10> Form of Revolving Note, by and among Pillowtex and NationsBank of Texas, N.A. (see Exhibit A-2 to Exhibit 10.61)

Exhibit
Number    Exhibit
-------   ---------

10.5<F10> Form of Restated Guaranty, by and among Beacon Manufacturing Company,
          Manetta Home Fashions, Inc., Tennessee Woolen Mills, Inc., Pillowtex, Inc., PTEX Holding Company, and Pillowtex Management Services Company as guarantors, NationsBank of Texas, N.A. as Agent and Pillowtex as Borrower (see Exhibit B to Exhibit 10.61)

10.6<F10> Form of Restated Security Agreement, by and among Pillowtex as
          Debtor/Borrower, NationsBank of Texas, N.A. as Secured Party and Beacon Manufacturing Company, Manetta Home Fashions, Inc.,Tennessee Woolen Mills, Inc., Pillowtex, Inc., PTEX Holding Company, and Pillowtex Management Services Company as Subsidiary Debtors (see Exhibit C-1 to Exhibit 10.61)

10.7<F10> Asset Purchase Agreement, dated as of October 3, 1996, by and among
          Pillowtex and Fieldcrest Cannon, Inc.

10.8<F1> Mississippi Business Finance Corporation Industrial Development Variable Rate Demand Notes (Pillowtex Corporation Project) Series 1992 Loan Agreement, Indenture of Trust, Promissory Note, Remarketing and Interest Services Agreement, Placement Agreement, Deed of Trust and Security Agreement, Bond Fund Trustee Agreement, Reimbursement Agreement, and Lease Agreement (including First Amendment)

10.9<F2> Second through Fourth Amendment to Mississippi Business Finance Corporation Industrial Development Variable Rate Demand Notes (Pillowtex Corporation Project) Loan Agreement

10.10<F1> Deed of Trust (with Security Agreement and Assignment of Rents and
          Leases), dated as of July 15, 1988, between Pillowtex and Principal Mutual Life Insurance Company, as amended, Deed of Trust Note, and Loan Modification and Amendment Agreement

10.11<F1> Second Loan Agreement Modification and Amendment Agreement dated as of January 19, 1993, between Pillowtex and Principal Mutual Life Insurance Company

10.12<F1> Deed of Trust Note dated as of July 15, 1988, from Pillowtex to
          Principal Mutual Life Insurance Company

10.13<F1> Loan and Security Agreement dated April 6, 1992, between MetLife
          Capital Corporation and Pillowtex, as amended, and including Term Note dated June 5, 1992

10.14<F2> Pennsylvania Economic Development Financing Authority ('PEDFA')
          Economic Development Revenue Bonds 1990 Series C (Silversen-Hanover Corporation Project), dated April 1, 1990, Indenture of Trust between PEDFA and First Pennsylvania Bank; Financing Agreement between PEDFA and Silversen-Hanover Corporation; Bond Placement Agreement among PEDFA, NCNB National Bank of North Carolina and Silversen-Hanover Corporation; Reimbursement Agreement between Silversen-Hanover Corporation and NCNB National Bank of North Carolina; and Form of Bond

10.15<F4> Distribution Agreement, dated February 1, 1995 by and among Beacon
          Manufacturing Company, Manetta Home Fashions, Inc.,Tennessee Woolen Mills, Inc., NEMCOR, Inc., Norm McIntyre, Tim McIntyre and Don McIntyre

10.16<F4> The Priorities Agreement, dated February 27, 1995, between Toronto
          Dominion Bank, Manetta Home Fashions, Inc., Tennessee Woolen Mills, Inc. and Beacon Manufacturing Company and NEMCOR, Inc.

Exhibit
Number    Exhibit
-------   ---------

10.17<F4> A Guarantee, dated February 27, 1995, between Beacon Manufacturing
          Company, Manetta Home Fashions, Inc., Tennessee Woolen Mills, Inc. and NEMCOR, Inc.

10.18<F4> Security Agreement, dated February 16, 1995, between NEMCOR, Inc. and
          Manetta Home Fashions, Inc.

10.19<F4> Security Agreement, dated February 16, 1995, between NEMCOR, Inc. and
          Tennessee Woolen Mills, Inc.

10.20<F4> Security Agreement, dated February 16, 1995, between NEMCOR, Inc. and
          Beacon Manufacturing Company.

10.21<F3> Amended and Restated Acquisition Agreement dated as of November
          30, 1994, by and among David H. Murdock, Beacon Manufacturing Company, Wiscassett Mills Company, Pillowtex, Be-Ac,Inc., Realmac, Inc., and Wiscat, Inc.

10.22<F4> Purchase agreement between Coopers & Lybrand and Torfeaco Industries
          Limited for certain assets, dated August 19, 1994

10.23<F2> Indenture dated as of February 1, 1994, by and among Torfeaco
          Industries Limited and Lodestone Investments Limited, Lese Holdings Limited, Golden Elms Limited, M. Swadron Limited, and Helsinor Investments Limited

10.24<F5> Sublicense Agreement, dated as of July 1, 1995, between Pillowtex and the Ralph Lauren Home Collection

10.25<F6> Lease Agreement dated as of September 18, 1995, between Pillowtex and Sanwa Business Credit Corp.

10.26<F7> Agreement of Lease dated May 23, 1995, between Ten Seventy One Joint
          Venture and Pillowtex

10.27<F2> Lease dated as of March 1, 1977, by and among Torfeaco Industries
          Limited and Standa Investment Limited, and Sharon Construction Limited

10.28<F1> Industrial Lease dated as of November 23, 1992, between Angel and
          Jean Echevarria and Pillowtex

10.29<F1> Form of Lease dated as of October 12, 1988, between Jimmie D. Smith,
          Jr. and Pillowtex

10.30<F9> Form of Equipment Leasing Agreement between BTM Financial & Leasing
          Corporation B-4 and Beacon Manufacturing Company, Manetta Home Fashions, Inc. and Tennessee Woolen Mills, Inc., dated as of June 14, 1996 (without exhibits)

10.31<F1> Employment Agreement dated as of January 1, 1993, between Pillowtex and Charles M. Hansen, Jr. ('Hansen')

10.32<F2> Amendment to Employment Agreement dated as of July 26, 1993, between
          Pillowtex and Hansen

10.33<F6> Form of Employment Agreement dated as of September 1, 1995, between
          Pillowtex and each of Christopher N. Baker, Jeffrey D. Cordes and Scott E. Shimizu

Exhibit
Number    Exhibit
-------   ---------

10.34<F6> Form of Change of Control Agreement dated as of September 1, 1995, between Pillowtex and each of Christopher N. Baker, Jeffrey D. Cordes and Scott E. Shimizu

10.35<F1> Form of Confidentiality and Noncompetition Agreement

10.36<F1> Form of Director Indemnification Agreement

10.37<F2> Split Dollar Life Insurance Agreement between Pillowtex and Charles
          M. Hansen, Jr. dated July 26, 1993

10.38<F1> Pillowtex Corporation 1993 Stock Option Plan

21.2<F11> List of Principal Operating Subsidiaries

23.1<F11> Consent of Independent Auditors

<F1> Incorporated by reference to the exhibit filed with the Registrant's
     Registration Statement on Form S-1 (33-57314) filed January 22, 1993 and amended on February 19, 1993, March 4, 1993, March 15, 1993, and March 17, 1993, which Registration Statement became effective March 17, 1993.

<F2> Incorporated by reference to the exhibits filed with Registrant's Form 10-K filed on March 31, 1994.

<F3> Incorporated by reference to the exhibits filed with Registrant's Form 8-K filed December 14, 1994.

<F4> Incorporated by reference to the exhibits filed with Registrant's Form 10-K filed on March 31, 1995.

<F5> Incorporated by reference to the exhibits filed with Registrant's Form 10-Q filed on August 14, 1995.

<F6> Incorporated by reference to the exhibits filed with Registrant's Form
     10-Q/A filed on November 14, 1995.

<F7> Incorporated by reference to the exhibits filed with Registrant's Form 10-K filed on March 30, 1996.

<F8> Incorporated by reference to the exhibits filed with Registrant's Form 10-Q filed on May 10, 1996.

<F9> Incorporated by reference to the exhibits filed with Registrant's Form 10-Q filed on August 9, 1996.

<F10>Incorporated by reference to the exhibits filed with Registrant's Form S-4 filed on December 12, 1996.

<F11>Filed herewith.

     (b)  Report on Form 8-K.

          During the quarter ended December 28, 1996, the Company filed reports on Form 8-K dated October 23, 1996, announcing the Company's offering of Senior Subordinated Notes and dated November 18, 1996, reporting the Company's acquisition of certain assets of Fieldcrest's blanket operations.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


(REGISTRANT)        PILLOWTEX CORPORATION
By (SIGNATURE)      /s/Charles M. Hansen, Jr.
(NAME AND TITLE)    Chairman of the Board and Chief Executive Officer
(DATE)              March 10, 1997





     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By (SIGNATURE)      /s/Charles M. Hansen, Jr.
(NAME AND TITLE)    Chairman of the Board, Chief Executive Officer and Director
                    (Principal Executive Officer)
(DATE)              March 10, 1997


By (SIGNATURE)      /s/Jeffrey D. Cordes
(NAME AND TITLE)    President, Chief Operating Officer and Director
                    (Principal Financial and Accounting Officer)
(DATE)              March 10, 1997


By (SIGNATURE)      /s/Christopher N. Baker
(NAME AND TITLE)    Director
(DATE)              March 10, 1997


By (SIGNATURE)      /s/Scott E. Shimizu
(NAME AND TITLE)    Director
(DATE)              March 10, 1997


By (SIGNATURE)      /s/Mary R. Silverthorne
(NAME AND TITLE)    Director
(DATE)              March 10, 1997


By (SIGNATURE)      /s/William B. Madden
(NAME AND TITLE)    Director
(DATE)              March 10, 1997


By (SIGNATURE)      /s/M. Joseph McHugh
(NAME AND TITLE)    Director
(DATE)              March 10, 1997


By (SIGNATURE)      /s/Paul G. Gillease
(NAME AND TITLE)    Director
(DATE)              March 10, 1997

<AUDIT-REPORT>
                     PILLOWTEX CORPORATION AND SUBSIDIARIES

  Index to Consolidated Financial Statements and Financial Statement Schedule



Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . .F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 30, 1995 and
     December 28, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . .F-3

   Consolidated Statements of Earnings for the years ended
     December 31, 1994, December 30, 1995 and December 28, 1996 . . . . . . .F-4

   Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1994, December 30, 1995 and December 28, 1996 . . . . . . .F-5

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, December 30, 1995 and December 28, 1996 . . . . . . .F-6

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .F-7

Financial Statement Schedule as of and for the years ended December 31, 1994, December 30, 1995 and December 28, 1996:

     Schedule II - Valuation and Qualifying Accounts . . . . . . .  . . . . .S-1

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Pillowtex Corporation:


We have audited the consolidated financial statements of Pillowtex Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pillowtex Corporation and subsidiaries as of December 30, 1995 and December 28, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                         KPMG Peat Marwick LLP



Dallas, Texas
February 6, 1997

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     December 30, 1995 and December 28, 1996
                (Dollars in thousands, except for par value)

ASSETS                                                      1995        1996
                                                         ---------   ---------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .   $     411          20
  Receivables (note 8):
   Trade, less allowance for doubtful accounts of
    $2,195 in 1995 and $2,346 in 1996. . . . . . . . .      71,684      78,482
   Other   . . . . . . . . . . . . . . . . . . . . . .       2,284       4,480
  Inventories (notes 4 and 8). . . . . . . . . . . . .     107,404     133,495
  Deferred income taxes (note 9) . . . . . . . . . . .       2,419       2,567
  Prepaid expenses . . . . . . . . . . . . . . . . . .       1,644       2,613
                                                         ---------   ---------
          Total current assets . . . . . . . . . . . .     185,846     221,657

Property, plant and equipment, net (notes 5 and 8) . .      84,567      94,267
Intangible assets, at cost less accumulated
  amortization of $2,500 in 1995 and $3,843 in 1996 . .     51,779      57,113
Other assets . . . . . . . . . . . . . . . . . . . . .       2,518       2,677
                                                         ---------   ---------
                                                         $ 324,710     375,714
                                                         =========   =========
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable (note 6). . . . . . . . . . . . . .   $  42,090      45,481
  Accrued expenses (note 6). . . . . . . . . . . . . .      21,137      22,156
  Current portion of long-term debt (note 8) . . . . .      11,916       1,868
  Income taxes payable . . . . . . . . . . . . . . . .         575       1,646
                                                         ---------   ---------
          Total current liabilities. . . . . . . . . .      75,718      71,151

Long-term debt, net of current portion (note 8). . . .     153,472     194,851
Deferred income taxes (note 9) . . . . . . . . . . . .       7,530       9,708

Shareholders' equity (notes 8 and 10):
  Preferred stock, $0.01 par value; authorized
   20,000,000 shares; none issued and outstanding. . .           -           -
  Common stock, $0.01 par value; authorized
   30,000,000 shares; 10,617,722 shares issued and
   outstanding . . . . . . . . . . . . . . . . . . . .         106         106
  Additional paid-in capital . . . . . . . . . . . . .      58,427      58,427
  Retained earnings. . . . . . . . . . . . . . . . . .      29,666      41,665
  Currency translation adjustment. . . . . . . . . . .       (209)       (194)
                                                         ---------   ---------
          Total shareholders' equity . . . . . . . . .      87,990     100,004

Commitments and contingencies (notes 7 and 12)
                                                         ---------   ---------
                                                         $ 324,710     375,714
                                                         =========   =========

See accompanying notes to consolidated financial statements.

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings
      Years ended December 31, 1994, December 30, 1995 and December 28, 1996
               (Dollars in thousands, except for per share data)

                                                    1994      1995      1996
                                                --------- --------- ---------
Net sales  . . . . . . . . . . . . . . . . . .  $ 349,520   474,899   490,655
Cost of goods sold . . . . . . . . . . . . . .    294,714   395,922   411,048
                                                --------- --------- ---------
  Gross profit . . . . . . . . . . . . . . . .     54,806    78,977    79,607

Selling, general and administrative expenses .     36,399    42,508    41,445
                                                --------- --------- ---------
      Earnings from operations . . . . . . . .     18,407    36,469    38,162

Interest expense . . . . . . . . . . . . . . .      6,361    17,491    13,971
Other income, net. . . . . . . . . . . . . . .      (379)         -         -
                                                --------- --------- ---------
                                                    5,982    17,491    13,971
                                                --------- --------- ---------
      Earnings before income taxes and
        extraordinary loss . . . . . . . . . .     12,425    18,978    24,191

Income taxes (note 9). . . . . . . . . . . . .      4,736     7,509     9,459
                                                --------- --------- ---------
      Earnings before extraordinary loss . . .      7,689    11,469    14,732

Extraordinary loss, net of income tax benefit
  of $391 (note 8) . . . . . . . . . . . . . .          -         -     (609)
                                                --------- --------- ---------
      Net earnings . . . . . . . . . . . . . .  $   7,689    11,469    14,123
                                                ========= ========= =========

Earnings per common share before extraordinary
  loss     . . . . . . . . . . . . . . . . . .  $     .73      1.08      1.39
Extraordinary loss . . . . . . . . . . . . . .          -         -     (.06)
                                                --------- --------- ---------
Earnings per common share. . . . . . . . . . .  $     .73      1.08      1.33
                                                ========= ========= =========

See accompanying notes to consolidated financial statements.

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
     Years ended December 31, 1994, December 30, 1995 and December 28, 1996
                 (Dollars in thousands, except for per share data)

                                           Common stock   Common stock    Additional                      Currency          Total
                                              Number of            Par       paid-in       Retained    translation  shareholders'
                                                 shares          value       capital       earnings     adjustment         equity
                                          -------------  ------------- -------------  -------------  -------------  -------------
Balances at December 31, 1993                10,590,224          $ 106        58,044         11,179              -         69,329

Exercise of stock options                        27,498              -           352              -              -            352

Dividends declared (note 11)                          -              -             -          (140)              -          (140)

Currency translation changes                          -              -             -              -          (752)          (752)

Net earnings                                          -              -             -          7,689              -          7,689
                                          -------------  ------------- -------------  -------------  -------------  -------------
Balances at December 31, 1994                10,617,722            106        58,396         18,728          (752)         76,478

Other                                                 -              -            31              -              -             31

Dividends declared ($.05 per share)                   -              -             -          (531)              -          (531)

Currency translation changes                          -              -             -              -            543            543

Net earnings                                          -              -             -         11,469              -         11,469
                                          -------------  ------------- -------------  -------------  -------------  -------------
Balances at December 30, 1995                10,617,722            106        58,427         29,666          (209)         87,990

Dividends declared ($.20 per share)                   -              -             -        (2,124)              -        (2,124)

Currency translation changes                          -              -             -              -             15             15

Net earnings                                          -              -             -         14,123              -         14,123
                                          -------------  ------------- -------------  -------------  -------------  -------------

Balances at December 28, 1996                10,617,722          $ 106        58,427         41,665          (194)        100,004
                                          =============  ============= =============  =============  =============  =============

See accompanying notes to consolidated financial statements.

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
     Years ended December 31, 1994, December 30, 1995 and December 28, 1996
                              (Dollars in thousands)

                                                       1994      1995     1996
                                                  ---------- --------- ---------
Cash flows from operating activities:
 Net earnings. . . . . . . . . . . . . . . . . . .$    7,689    11,469    14,123
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization . . . . . . . . .     6,365    11,994    12,775
   Deferred income taxes . . . . . . . . . . . . .     (174)     3,635     2,030
   Loss (gain) on disposal of property,
     plant and equipment . . . . . . . . . . . . .      (39)        74        40
   Changes in operating assets and
     liabilities, net of businesses acquired:
      Trade receivables. . . . . . . . . . . . . .    11,362       714   (7,040)
      Inventories. . . . . . . . . . . . . . . . .  (13,526)     (172)  (26,107)
      Accounts payable . . . . . . . . . . . . . .     4,585   (3,698)     6,267
      Other assets and liabilities . . . . . . . .     (198)     1,869   (1,374)
                                                  ---------- --------- ---------
       Net cash provided by operating activities .    16,064    25,885       714
                                                  ---------- --------- ---------
Cash flows from investing activities:
 Proceeds from sale of property, plant and
  equipment. . . . . . . . . . . . . . . . . . . .       156       119        19
 Purchases of property, plant and equipment. . . .  (10,538)  (12,448)  (21,040)
 Purchase of other assets. . . . . . . . . . . . .     (951)         -         -
 Payments for businesses purchased, net of cash
  acquired . . . . . . . . . . . . . . . . . . . . (116,253)         -         -

 Other   . . . . . . . . . . . . . . . . . . . . .      (42)   (2,235)   (4,112)
                                                  ---------- --------- ---------
       Net cash used in investing activities . . . (127,628)  (14,564)  (25,133)
                                                  ---------- --------- ---------
Cash flows from financing activities:
 Increase (decrease) in checks not yet
  presented for payment. . . . . . . . . . . . . .       853     8,155   (2,526)
 Proceeds from issuance of bonds . . . . . . . . .         -         -   125,000
 Retirement of long-term debt. . . . . . . . . . .   (6,884)   (5,056)  (89,357)
 Borrowings on revolving credit loans. . . . . . .   103,350    47,150    62,000
 Repayments of revolving credit loans. . . . . . .  (49,510)  (61,500)  (66,600)
 Proceeds from long-term debt. . . . . . . . . . .    64,750       645       635
 Debt issuance costs . . . . . . . . . . . . . . .   (3,107)     (350)   (3,000)
 Proceeds from exercise of stock options . . . . .       352         -         -
 Dividends paid. . . . . . . . . . . . . . . . . .     (244)     (531)   (2,124)
                                                  ---------- --------- ---------
       Net cash provided by (used in) financing
        activities . . . . . . . . . . . . . . . .   109,560  (11,487)    24,028
                                                  ---------- --------- ---------
Effect of exchange rate changes on cash and
 cash equivalents. . . . . . . . . . . . . . . . .      (11)         6         -
                                                  ---------- --------- ---------

Net change in cash and cash equivalents. . . . . .   (2,015)     (160)     (391)
Cash and cash equivalents at beginning of year . .     2,586       571       411
                                                  ---------- --------- ---------
Cash and cash equivalents at end of year . . . . .$      571       411        20
                                                  ========== ========= =========

See accompanying notes to consolidated financial statements.

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


(1)  GENERAL

     Pillowtex Corporation and subsidiaries ('the Company') operate primarily in one industry segment which includes the design, manufacture and marketing of bed pillows, mattress pads, down comforters, blankets, throws and other bedroom textile furnishings. Virtually all of the Company's assets are located in North America. The Company supplies its products primarily to customers in the retail sector, including department stores, mass merchants, wholesale clubs, specialty retail stores, catalogs and institutions.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the financial statements of Pillowtex Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  FISCAL YEAR

          Beginning in 1995, the Company's fiscal year ends on the Saturday closest to December 31. The fiscal year-ends for the consolidated financial statements presented are December 31, 1994, December 30, 1995 and December 28, 1996.

     (c)  STATEMENTS OF CASH FLOWS

          For purposes of reporting cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

          Supplemental disclosures of cash flow information for the years ended December 31, 1994, December 30, 1995 and December 28, 1996 follow:

                                             1994      1995      1996
                                           -------   -------   -------
          Interest paid                    $ 5,134    15,632    15,234
                                           =======   =======   =======

          Income taxes paid                $ 5,451     3,793     6,483
                                           =======   =======   =======

     (d)  INVENTORIES

          Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


     (e)  PROPERTY, PLANT AND EQUIPMENT

          Depreciation is provided generally using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives as follows:

                                                 Estimated useful life
                                                 ---------------------
            Buildings and improvements                10-30 years
            Machinery and equipment                    5-12 years
            Data processing equipment                     5 years
            Furniture and fixtures                        5 years

          Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining term of the lease using the straight-line method. Interest costs of $273,000 incurred during the year ended December 28, 1996, for the purchase and construction of long-term assets were capitalized and are being amortized over the related assets' estimated useful lives. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit.

     (f)  INTANGIBLES

          Intangible assets consist primarily of goodwill ($48,079,000 and $46,667,000 as of December 30, 1995 and December 28, 1996,
          respectively) recorded in connection with the Company's acquisitions (see note 3). Goodwill represents the excess of purchase price over net identifiable tangible and intangible assets acquired. Additions to goodwill during 1995 were primarily related to the finalization of purchase price allocations for previous acquisitions. Amortization is provided using the straight-line method, the majority of which is over the estimated useful life of 40 years.

          Other intangible assets consist principally of deferred loan costs, trademarks and noncompete agreements amortized over periods ranging from 2 to 20 years.

          The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows.

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


     (g)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          Of

          The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' on December 31, 1995, the first day of fiscal year 1996. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's consolidated financial statements.

    (h)  INCOME TAXES

          Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     (i)  STOCK OPTION PLAN

          Prior to fiscal year 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related interpretations. Accordingly, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. At the beginning of fiscal year 1996, the Company adopted SFAS No. 123, 'Accounting for Stock-Based Compensation,' which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (j)  REVENUE RECOGNITION

          Revenue is recognized upon shipment of products. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues.

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


     (k)  ADVERTISING EXPENSES

          The Company expenses advertising costs as incurred. Advertising expense was approximately $3,899,000, $3,004,000 and $3,223,000 during the years ended December 31, 1994, December 30, 1995 and December 28, 1996, respectively.

     (l)  EARNINGS PER SHARE

          Earnings per share for 1994, 1995 and 1996 are based on 10,603,660 weighted average shares of common stock outstanding in 1994 and 10,617,722 weighted average shares of common stock outstanding in 1995 and 1996. Common share equivalents in the form of stock options are excluded from the earnings per share calculations since they have no material dilutive effect.

     (m)  FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

          The Company's foreign subsidiaries use the local currency as the functional currency. The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of earnings and were not material in any of the years presented.

     (n)  USE OF ESTIMATES

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  ACQUISITIONS

     BUSINESSES ACQUIRED

     On August 19, 1994, the Company, through its subsidiary, Torfeaco Industries, Ltd. ('Torfeaco'), purchased certain business assets including receivables, inventory and fixed assets of Imperial Feather Company of Canada ('Imperial') for approximately $3,600,000. Imperial was a family-owned and long-established producer of high quality bedding products, including natural fill and synthetic bed pillows, down comforters and comforter covers. The funds for the acquisition were provided by the Company's revolving credit facility.

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


     On December 1, 1994, the Company purchased substantially all of the net assets of Beacon Manufacturing Company ('Beacon'), for a purchase price of $100,823,000 in cash, plus the assumption of approximately $11,028,000 in liabilities, which were repaid at the time of acquisition. Beacon is a manufacturer of cotton and synthetic blankets and throws headquartered in Swannanoa, North Carolina. The funds for this acquisition were provided primarily from borrowings under a $240,000,000 Credit Facility with NationsBank of Texas, N.A., which was modified in conjunction with the acquisition.

     These acquisitions have been accounted for as purchases and, accordingly, results of operations of the acquired companies have been included in the consolidated statements of earnings since the acquisition dates.

     A summary of the assets acquired and liabilities assumed for the year ended December 31, 1994 follows:

          Current assets                          $   60,746
          Property, plant and equipment               36,566
          Intangible assets                           32,372
          Other assets                                    28
          Current liabilities                       (13,459)
                                                  ----------
            Cash paid, net of cash acquired       $  116,253
                                                  ==========

     ASSETS ACQUIRED

     On November 18, 1996, the Company purchased certain assets of Fieldcrest Cannon's blanket operations for a purchase price of $28,304,000 in cash. The acquisition included selected equipment ($6,300,000), inventory ($18,004,000) and an exclusive long-term license for the use of certain trademarks and tradenames ($4,000,000). The funds for the acquisition were provided by the Company's private offering of Senior Subordinated Notes (see note 8).

(4)  INVENTORIES

     Inventories consist of the following at December 30, 1995 and December 28, 1996:

                                                 1995      1996
                                              ---------  ---------
          Finished goods                      $  37,670     56,085
          Work-in-process                        35,980     33,436
          Raw materials                          31,851     41,955
          Supplies                                1,903      2,019
                                              ---------  ---------
                                              $ 107,404    133,495
                                              =========  =========

     Inventory balances are net of inventory reserves of approximately $2,525,000 and $3,285,000 at December 30, 1995 and December 28, 1996,
     respectively.

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


(5)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and consist of the following at December 30, 1995 and December 28, 1996:

                                                 1995       1996
                                              ---------  ---------
          Land                                $   1,504      2,847
          Buildings and improvements             35,676     44,713
          Machinery and equipment                69,364     74,580
          Data processing equipment               4,342      6,714
          Furniture and fixtures                  3,006      2,070
          Leasehold improvements                  1,205      1,403
          Projects in progress                    2,881      5,660
                                              ---------  ---------
                                                117,978    137,987
          Less accumulated depreciation
            and amortization                   (33,411)   (43,720)
                                              ---------  ---------
                                              $  84,567     94,267
                                              =========  =========

(6)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable includes $11,757,000 at December 30, 1995 and $9,231,000 at December 28, 1996 of checks not yet presented for payment on zero balance disbursement accounts.

     Accrued expenses consist of the following at December 30, 1995 and December 28, 1996:

                                                 1995       1996
                                              ---------  ---------
          Accrued customer rebates            $   3,477      5,220
          Employee-related compensation
            and benefits                          5,166      4,159
          Accrued advertising                     2,875        927
          Accrued royalties and commissions       3,560      4,831
          Accrued insurance and worker's
            compensation reserves                 1,095      2,117
          Accrued interest and commitment
            fees                                  3,085      1,831
          Other accrued expenses                  1,879      3,071
                                              ---------  ---------
                                              $  21,137     22,156
                                              =========  =========

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


(7)  PENSION PLAN

     The Company has a defined benefit pension plan covering substantially all of its non-union employees. The Company's funding policy provides for annual contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. Pension plan assets consist primarily of investments in publicly traded corporate common stocks and bonds, as well as U.S. government obligations.

     Net pension expense includes the following components for the years ended December 31, 1994, December 30, 1995 and December 28, 1996:

                                               1994      1995      1996
                                             --------  --------  --------
       Service cost                          $    339       585       766
       Interest cost on projected
          benefit obligation                      381       402       523
       Actual (return) loss on plan assets        163   (1,041)     (564)
       Net amortization and deferral            (518)       684       133
                                             --------  --------  --------
             Net pension expense             $    365       630       858
                                             ========  ========  ========

     A reconciliation of the funded status of the pension plan at December 30, 1995 and December 28, 1996 follows:

                                                       1995      1996
                                                    --------- ---------
     Actuarial present value of accumulated benefit
       obligations:
          Vested benefit obligation                 $   5,032     5,492
          Nonvested benefit obligation                    226       421
                                                    --------- ---------
          Accumulated benefit obligation            $   5,258     5,913
                                                    ========= =========

     Projected benefit obligation for services
       rendered to date                               (6,441)   (7,286)
     Pension plan assets at fair value                  5,338     6,275
                                                    --------- ---------
          Pension plan assets less than
            projected benefit obligation              (1,103)   (1,011)
     Unrecognized net asset at March 1, 1987 being
       recognized over 17 years                          (68)      (60)
     Unrecognized prior service costs                     278       243
     Amortization and deferral of net (gains)
       and losses                                         293      (88)
                                                    --------- ---------
          Net pension liability included in
            accrued expenses                        $   (600)     (916)
                                                    ========= =========

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


     The following assumptions were used in determining the actuarial present value of the projected benefit obligation and net pension expense:

                                               1994      1995     1996
                                              ------    ------   ------
          Discount rate                        8.75%     7.25     7.75
          Rate of increase in future
            compensation                         5.0      4.0      4.0
          Expected long-term rate of
            return on assets                     8.5      8.5      8.5

(8)  LONG-TERM DEBT

     Long-term debt consists of the following at December 30, 1995 and December 28, 1996:

                                                     1995       1996
                                                  ---------  ---------
       10% Senior Subordinated Notes due 2006     $       -    125,000
       Revolver                                      65,600     61,000
       Term loan                                     87,500          -
       Deed of trust note, collateralized by land
         and buildings, with interest at 10.5%
         per annum, payable in monthly
         installments of approximately $49,
         maturing on July 1, 1998                     3,039      2,762
       Industrial revenue bonds - Pennsylvania
         Economic Development Financing Authority
         (PEDFA), collateralized by land and
         building, with variable rate interest
         (7.35% to 7.85% per annum) maturing
         serially in annual amounts ranging from
         $355 to $640 through April 1, 2002           3,645      3,235
       Industrial revenue bonds - Mississippi
         Business Finance Corporation,
         collateralized by land, building and
         equipment, with variable rate interest
         (2.75% to 4.5% per annum) payable
         monthly and annual principal payments
         of $460 beginning July 1, 1995 and
         maturing on July 1, 2004                     4,140      3,680
       Other                                          1,464      1,042
                                                  ---------  ---------
                                                    165,388    196,719
       Less current portion                        (11,916)    (1,868)
                                                  ---------  ---------
                                                  $ 153,472    194,851
                                                  =========  =========

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


     On November 12, 1996, the Company completed a private offering of $125,000,000 of 10% Senior Subordinated Notes (the 'Notes') due November 15, 2006 with interest payable semiannually, commencing May 15, 1997. The Company used the proceeds to retire the outstanding indebtedness under the Company's previously existing term loan, to finance the acquisition of certain assets of Fieldcrest Cannon's blanket operations (see note 3), to temporarily reduce indebtedness under the Revolver and to acquire a warehouse facility. In connection with the retirement of the term loan, the Company charged the related unamortized deferred loan costs to expense resulting in an extraordinary loss on debt extinguishment of $609,000, net of related income taxes of $391,000.

     The Notes do not have a mandatory redemption; however, the Company may redeem the Notes on or after November 15, 2001 in whole or in part. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including borrowings under the credit facility described below. Upon a change in control, the Company will be required to make an offer to repurchase all outstanding Notes at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of repurchase.

     The Notes are unconditionally guaranteed on a senior subordinated basis by each of the existing and future domestic subsidiaries of the Company and each other subsidiary of the Company that guarantees the Company's obligations under the credit facility described below (see note 15). The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the relevant guarantor.

     The Notes are subject to certain covenants which restrict, among other things, the Company's ability to incur additional indebtedness and issue preferred stock, incur liens to secure subordinated indebtedness, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any senior indebtedness and senior in right of payment to the Notes, merge or consolidate with any other person, sell stock of subsidiaries or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. As of December 28, 1996, the Company was in compliance with all covenants under the Notes.

     Concurrently with the private offering of the Notes, the Company entered into an Amended and Restated Credit Facility (the 'Facility') with a group of banks for which NationsBank of Texas, N.A. ('NationsBank') acts as Agent. The Facility replaced a prior credit agreement with NationsBank and a syndicate of banks, and provides for a $175,000,000 revolving credit line (the 'Revolver') with a term of five years expiring November 11, 2001. As of December 28, 1996, letters of credit were outstanding under the Revolver with an aggregate undrawn face amount of $11,645,000 and unused availability under the Revolver was $102,355,000.

     Amounts outstanding under the Facility bear interest at a rate based, at the Company's option, upon (i) either NationsBank's base rate or LIBOR (the London Interbank Offered Rate) plus 0.875% or (ii) NationsBank's reserve-adjusted CD rate plus 1.000%. These rates are subject to decrease based upon the Company's achievement of (i) certain senior unsecured debt ratings or (ii) certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization ('EBITDA'). The weighted average annual interest rate on outstanding borrowings under the Credit Agreements during 1996 was 7.02% and the effective rate at December 28, 1996 was 6.39%.

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


     The Company enters into interest rate swap agreements to minimize the risk of fluctuations in interest rates. The Company currently has interest rate swap agreements in place covering approximately $215,000,000 of indebtedness which expire at various dates with some extending through November 2000, with an average interest rate of 6.24%.

     The Facility is secured by a pledge of the receivables and inventory of the Company and its domestic subsidiaries, 100% of the present and future capital stock of all of the Company's present and future direct and indirect domestic subsidiaries, and approximately 65% of the present and future capital stock of all of the Company's present and future foreign subsidiaries.

     The Facility contains a number of financial, affirmative and negative covenants which, among other things, require maintenance of certain ratios of current assets to current liabilities, funded debt to EBITDA, and cash flow coverages, and require the Company to maintain a minimum tangible net worth. Negative covenants restrict, among other things, the incurrence of debt, the existence of liens, transactions with affiliates, loans, advances and investments by the Company, payment of dividends and other distributions to shareholders, dispositions of assets, mergers, consolidations and dissolutions, contingent liabilities, changes in business and acquisitions. As of December 28, 1996, the Company was in compliance with all covenants under the Facility.

     The interest rates on the deed of trust note and industrial revenue bonds differ from current market rates. The fair value of these financial instruments, estimated by discounting the future cash flows using rates currently available, is approximately $9,654,000 and $9,492,000 at December 30, 1995 and December 28, 1996, respectively. Other debt is at current market rates; therefore, the fair value approximates carrying value.

     Aggregate maturities of long-term debt for each of the five years following December 28, 1996 and thereafter, assuming the unpaid principal balance at December 28, 1996 under the Revolver remains unchanged, are as follows:

                      Year ending           Amount
                     --------------       ----------
                         1997             $    1,868
                         1998                  3,672
                         1999                  1,084
                         2000                  1,015
                         2001                 62,060
                      Thereafter             127,020

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


(9)  INCOME TAXES

     The components of income tax expense are as follows:

                                             1994      1995      1996
                                           -------   -------   -------
       U.S. federal - current              $ 4,159     2,632     6,604
       U.S. federal - deferred                (40)     3,412     1,793
       State and foreign taxes - current       751     1,242       825
       State and foreign taxes - deferred    (134)       223       237
                                           -------   -------   -------
                                           $ 4,736     7,509     9,459
                                           =======   =======   =======

     A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes and extraordinary loss to the actual provision for income taxes follows:

                                             1994      1995      1996
                                           -------   -------   -------
       Expected tax at U.S. statutory rate $ 4,349     6,642     8,467
       State and foreign taxes, net of
         federal benefit                       414       652       555
       Nondeductible meals and
         entertainment expenses                170       162       166
       Other                                 (197)        53       271
                                           -------   -------   -------
                                           $ 4,736     7,509     9,459
                                           =======   =======   =======

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 30, 1995 and December 28, 1996 are presented below:

                                                      1995      1996
                                                    --------  --------
       Net deferred tax assets:
          Inventory costs and reserves              $    760     1,113
          Accrued employee benefits                      287       422
          Allowance for doubtful accounts                266       544
          State deferred taxes                         1,106       488
                                                    --------  --------
            Current deferred tax asset                 2,419     2,567
                                                    --------  --------
       Net deferred tax liabilities:
          Package design costs                           141       336
          Depreciable assets                         (5,830)   (9,057)
          State deferred income taxes                (1,008)     (562)
          Goodwill                                     (633)     (565)
          Other                                        (200)       140
                                                    --------  --------
            Noncurrent deferred tax liability        (7,530)   (9,708)
                                                    --------  --------
            Net deferred tax liability              $(5,111)   (7,141)
                                                    ========  ========

(10) STOCK OPTIONS

     Effective February 17, 1993, the Company established a stock option plan, under which options may be granted to eligible employees and nonemployee directors of the Company. Under the stock option plan, the Board of Directors may grant either nonqualified stock options or incentive stock options. Additionally, the plan provides for the reservation and issuance of up to 1,200,000 shares of the Company's common stock.

     At December 28, 1996, there were 689,135 additional shares available for grant under the stock option plan. The per share weighted-average fair value of stock options granted during 1995 and 1996 was $2.75 and $4.65, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                       1995      1996
                                                     -------   -------
       Expected dividend yield                         1.14%      1.14
       Stock price volatility                         38.82%     38.82
       Risk-free interest rate                         6.66%      6.16
       Expected option term                          5 years   5 years

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1995      1996
                                                    --------  --------
       Net earnings:
          As reported                               $ 11,469    14,123
          Pro forma                                   11,443    13,986

       Earnings per share:
          As reported                                   1.08      1.33
          Pro forma                                     1.08      1.32

     Pro forma net earnings reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

     All options are granted at an exercise price not less than the fair market value of the common stock at the date of grant. The option period may not be more than ten years from the date the option is granted and generally the options may be exercised ratably over a four-year period or as otherwise specified by the Board of Directors.

     A summary of option activity during 1994, 1995 and 1996 follows:

                                           Shares     Exercise price ($)
                                         ---------    ------------------
       Outstanding at December 31, 1993
          (no shares exercisable)          447,871       14.00 - 14.88
          Granted                           86,431       15.13 - 19.00
          Canceled                       (142,863)       14.00 - 14.88
          Exercised                       (27,498)               14.00
                                         ---------
       Outstanding at December 31, 1994
          (69,378 shares exercisable)      363,941       14.00 - 19.00
          Granted                          187,000        8.88 - 14.00
          Canceled                       (114,002)        8.88 - 19.00
                                         ---------
       Outstanding at December 30, 1995
          (130,719 shares exercisable)     436,939        8.88 - 19.00
          Granted                          225,500       12.00 - 15.75
          Canceled                       (151,574)        8.88 - 19.00
                                         ---------
       Outstanding at December 28, 1996
          (176,345 shares exercisable)     510,865        8.88 - 19.00
                                         =========

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


(11) RELATED PARTY TRANSACTIONS

     Dividends payable to the former Subchapter S shareholders were declared and paid in 1994 to satisfy certain federal and state tax liabilities attributable to their share of earnings during the period that the Company was a Subchapter S corporation for tax purposes.

(12) COMMITMENTS AND CONTINGENT LIABILITIES

     Manufacturing facilities at certain locations, a showroom and warehouse space are leased under noncancelable operating lease agreements. These leases generally require the Company to pay all executory costs such as maintenance and taxes. Rental expense for operating leases was approximately $1,928,000, $3,061,000 and $5,285,000 during 1994, 1995 and
     1996, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) which expire at various dates through 2005 are as follows:

                    Year ending      Amount
                    -----------     --------
                      1997           $ 5,381
                      1998             4,510
                      1999             3,660
                      2000             2,904
                      2001             2,391
                    Thereafter         5,606

     From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of all matters currently pending will not have a materially adverse effect on the Company's financial position or results of operations.

(13) SEGMENT DATA AND CONCENTRATION OF CREDIT RISK

     The Company's customers are located primarily throughout the United States and Canada and concentration of credit risks with respect to the Company's unsecured trade receivables is considered to be limited. Although the Company closely monitors the creditworthiness of its customers, adjusting credit policies and limits as needed, a customers' ability to pay is largely dependent upon the retail industry's economic environment.

     The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company has trade receivables which are due from certain customers who are experiencing financial difficulties. However, in the opinion of management of the Company, the allowance for doubtful accounts is adequate and trade receivables are presented at net realizable value.

     Sales to the Company's two individual major customers, including their affiliated entities, accounted for approximately 13% each of net sales in 1994, 14% and 13% in 1995 and 14% and 13% in 1996. Sales to foreign customers were approximately 9% of net sales in 1994, 8% in 1995 and 7% in 1996.

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)


(14) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables present unaudited financial data of the Company for each quarter of 1995 and 1996:

                                           1995 quarter ended
                         ---------------------------------------------------
                            April 1      July 1    September 30 December 30
                         ------------ ------------ ------------ ------------
     Net sales           $     94,740       90,788      146,824      142,547
     Gross profit              16,454       16,126       24,365       22,032
     Net earnings               1,162        1,088        4,738        4,481
     Earnings per common
       share                      .11          .10          .45          .42


                                           1996 quarter ended
                         ---------------------------------------------------
                            March 30     June 29   September 28 December 28
                         ------------ ------------ ------------ ------------
     Net sales           $    100,794       91,185      143,791      154,885
     Gross profit              15,568       15,615       24,315       24,109
     Earnings before
       extraordinary loss         941        1,491        6,122        6,178
     Net earnings                 941        1,491        6,122        5,569
     Earnings per common
       share                      .09          .14          .58          .52

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)

(15) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following is summarized condensed consolidating financial information for the Company, segregating the Parent and guarantor subsidiaries from nonguarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not be material to investors.

                                                 December 30, 1995                         December 28, 1996
                                      --------------------------------------    --------------------------------------
                                        Parent and         Non-                   Parent and         Non-
                                         Guarantor    Guarantor                    Guarantor    Guarantor
     Financial Position               Subsidiaries Subsidiaries Consolidated    Subsidiaries Subsidiaries Consolidated
     ------------------               ------------ ------------ ------------    ------------ ------------ ------------
     Assets
     Receivables:
       Trade                          $     66,854        4,830       71,684          73,439        5,043       78,482
       Affiliates                            8,795            -            -           4,283            -            -
     Inventories                            95,710       11,694      107,404         125,803        7,692      133,495
     Other current assets                    5,699        1,059        6,758           8,944          736        9,680
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total current assets             177,058       17,583      185,846         212,469       13,471      221,657

     Property, plant and equipment,
       net                                  81,574        2,993       84,567          91,381        2,886       94,267
     Intangible assets                      49,042        2,737       51,779          54,454        2,659       57,113
     Other assets                            2,518            -        2,518           2,677            -        2,677
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total assets                $    310,192       23,313      324,710         360,981       19,016      375,714
                                      ============ ============ ============    ============ ============ ============

                                                 December 30, 1995                         December 28, 1996
                                      --------------------------------------    --------------------------------------
                                        Parent and         Non-                   Parent and         Non-
                                         Guarantor    Guarantor                    Guarantor    Guarantor
     Financial Position               Subsidiaries Subsidiaries Consolidated    Subsidiaries Subsidiaries Consolidated
     ------------------               ------------ ------------ ------------    ------------ ------------ ------------
     Liabilities and Shareholders'
       Equity

     Accounts payable and accrued
       liabilities                    $     59,305        3,922       63,227          64,534        3,103       67,637
     Accounts payable - affiliates               -        8,795            -               -        4,283            -
     Other current liabilities              12,452           39       12,491           3,347          167        3,514
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total current liabilities         71,757       12,756       75,718          67,881        7,553       71,151

     Noncurrent liabilities                160,370          632      161,002         203,928          631      204,559

     Shareholders' equity                   78,065        9,925       87,990          89,172       10,832      100,004
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total liabilities and
            shareholders' equity      $    310,192       23,313      324,710         360,981       19,016      375,714
                                      ============ ============ ============    ============ ============ ============
                                       F-22

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)

                                              Year Ended December 31, 1994              Year Ended December 30, 1995
                                         --------------------------------------    --------------------------------------
                                           Parent and         Non-                   Parent and         Non-
                                            Guarantor    Guarantor                    Guarantor    Guarantor
     Results of Operations               Subsidiaries Subsidiaries Consolidated    Subsidiaries Subsidiaries Consolidated
     ---------------------               ------------ ------------ ------------    ------------ ------------ ------------
     Net sales                           $    322,124       27,396      349,520         437,658       37,241      474,899
     Cost of goods sold                       269,008       25,706      294,714         361,749       34,173      395,922
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Gross profit                         53,116        1,690       54,806          75,909        3,068       78,977
     Selling, general and administrative       35,128        1,271       36,399          40,771        1,737       42,508
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Earnings from operations             17,988          419       18,407          35,138        1,331       36,469
     Interest expense and other, net            6,369        (387)        5,982          17,482            9       17,491
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Earnings before income taxes
            and extraordinary loss             11,619          806       12,425          17,656        1,322       18,978
     Income taxes                               4,694           42        4,736           7,101          408        7,509
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Earnings before extraordinary
            loss                                6,925          764        7,689          10,555          914       11,469
     Extraordinary loss                             -            -            -               -            -            -
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Net earnings                   $      6,925          764        7,689          10,555          914       11,469
                                         ============ ============ ============    ============ ============ ============

                                              Year Ended December 28, 1996
                                         --------------------------------------
                                          Parent and         Non-
                                           Guarantor    Guarantor
     Results of Operations               Subsidiaries Subsidiaries Consolidated
     ---------------------               ------------ ------------ ------------
     Net sales                           $    459,175       31,480      490,655
     Cost of goods sold                       382,314       28,734      411,048
                                         ------------ ------------ ------------
          Gross profit                         76,861        2,746       79,607
     Selling, general and administrative       39,827        1,618       41,445
                                         ------------ ------------ ------------
          Earnings from operations             37,034        1,128       38,162
     Interest expense and other, net           13,991         (20)       13,971
                                         ------------ ------------ ------------
          Earnings before income taxes
            and extraordinary loss             23,043        1,148       24,191
     Income taxes                               9,250          209        9,459
                                         ------------ ------------ ------------
          Earnings before extraordinary
            loss                               13,793          939       14,732
     Extraordinary loss                         (609)            -        (609)
                                         ------------ ------------ ------------
          Net earnings                   $     13,184          939       14,123
                                         ============ ============ ============

                      PILLOWTEX CORPORATION AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
           (Tables in thousands of dollars, except for per share data)

                                             Year Ended December 31, 1994              Year Ended December 30, 1995
                                        --------------------------------------    --------------------------------------
                                          Parent and         Non-                   Parent and         Non-
                                           Guarantor    Guarantor                    Guarantor    Guarantor
     Cash Flows                         Subsidiaries Subsidiaries Consolidated    Subsidiaries Subsidiaries Consolidated
     ----------                         ------------ ------------ ------------    ------------ ------------ ------------
     Cash provided by (used in)
       operating activities             $     24,400      (8,336)       16,064          23,852        2,033      25,885
     Cash used in investing activities      (125,414)     (2,214)    (127,628)        (13,883)        (681)     (14,564)
     Cash provided by (used in)
       financing activities                   99,590        9,970      109,560        (10,132)      (1,355)     (11,487)
     Effect of exchange rate changes on
       cash and cash equivalents                   -         (11)         (11)               -            6            6
                                        ------------ ------------ ------------    ------------ ------------ ------------
     Net change in cash and cash
       equivalents                           (1,424)        (591)      (2,015)           (163)            3        (160)
     Cash and cash equivalents at
       beginning of year                       1,993          593        2,586             569            2          571
                                        ------------ ------------ ------------    ------------ ------------ ------------
     Cash and cash equivalents at
       end of year                      $        569            2          571             406            5          411
                                        ============ ============ ============    ============ ============ ============

                                              Year Ended December 28, 1996
                                         --------------------------------------
                                           Parent and         Non-
                                            Guarantor    Guarantor
     Cash Flows                          Subsidiaries Subsidiaries Consolidated
     ----------                          ------------ ------------ ------------
     Cash provided by (used in)
       operating activities              $    (9,525)        6,239      (3,286)
     Cash used in investing activities       (20,561)        (572)     (21,133)
     Cash provided by (used in)
       financing activities                    29,692      (5,664)       24,028
     Effect of exchange rate changes on
       cash and cash equivalents                    -            -            -
                                         ------------ ------------ ------------
     Net change in cash and cash
       equivalents                              (394)            3        (391)
     Cash and cash equivalents at
       beginning of year                          406            5          411
                                         ------------ ------------ ------------
     Cash and cash equivalents at
       end of year                       $         12            8           20
                                         ============ ============ ============

                                                                    SCHEDULE II

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                           Valuation and Qualifying Accounts
        Years ended December 31, 1994, December 30, 1995 and December 28, 1996
                               (Dollars in thousands)

                                                            Additions              Deductions
                                                 -----------------------------    ------------
                                   Balance at      Charged to          Charged                           Balance
                                    beginning       costs and         to other     Write-offs/         at end of
Description                         of period        expenses         Accounts    (recoveries)            period
-----------                      ------------    ------------     ------------    ------------      ------------
Allowance for doubtful accounts:

   Year ended December 31, 1994  $      1,773             390             962(2)           192(1)          2,933
                                 ============    ============     ============    ============      ============

   Year ended December 30, 1995  $      2,933             685             176(3)         1,599(1)          2,195
                                 ============    ============     ============    ============      ============

   Year ended December 28, 1996  $      2,195             210             (89)            (30)(1)          2,346
                                 ============    ============     ============    ============      ============

Inventory reserves:

   Year ended December 31, 1994  $      2,711           1,335           1,916(2)            40             5,922
                                 ============    ============     ============    ============      ============

   Year ended December 30, 1995  $      5,922           1,416          (3,186)           1,627             2,525
                                 ============    ============     ============    ============      ============

   Year ended December 28, 1996  $      2,525           2,130                -           1,370             3,285
                                 ============    ============     ============    ============      ============

(1)  Accounts written off, less recoveries.

(2)  Reserves for acquired companies as of the date of acquisition.

(3) Adjustments to the reserves for acquired companies after the date of acquisition.















                                        S-1
</AUDIT-REPORT>