Form 10-Q
period 1997-03-29
PILLOWTEX CORP
filed 1997-05-05
CIK 896265

-------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the period ended March 29, 1997

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

                              Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                       Outstanding at April 30, 1997

      Common Stock, $0.01 par value                    10,627,722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PILLOWTEX CORPORATION AND SUBSIDIARIES


                                        INDEX

Part I - Financial Information                                          Page No.

     Item 1. Unaudited Interim Financial Statements:

             Consolidated Balance Sheets as of
               December 28, 1996 and March 29, 1997                            3

             Consolidated Statements of Earnings for the three months
               ended March 30, 1996 and March 29, 1997                         4

             Consolidated Statements of Cash Flows for the three months
               ended March 30, 1996 and March 29, 1997                         5

             Notes to Consolidated Financial Statements                        6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    10

Part II - Other Information

     Item 6. Exhibits and Reports on Form 8-K                                 12

Signature                                                                     13

Index to Exhibits                                                             14

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                         December 28, 1996 and March 29, 1997
                     (Dollars in thousands, except for par value)
                                     (Unaudited)

 ASSETS                                                      1996       1997
                                                          ---------- ----------
Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . .   $     20         40
 Receivables:
   Trade, less allowance for doubtful accounts of
    $2,346 in 1996 and $2,151 in 1997. . . . . . . . . .     78,482     70,823
   Other   . . . . . . . . . . . . . . . . . . . . . . .      4,480      4,825
 Inventories . . . . . . . . . . . . . . . . . . . . . .    133,495    147,647
 Prepaid expenses. . . . . . . . . . . . . . . . . . . .      2,613      3,468
 Deferred income taxes . . . . . . . . . . . . . . . . .      2,567      2,655
                                                          ---------- ----------
     Total current assets. . . . . . . . . . . . . . . .    221,657    229,458

Property, plant and equipment, less accum. depreciation
 of $43,720 and $46,433 in 1996 and 1997, respectively .     94,267     96,792
Intangible assets, at cost less accum. amortization of
 $3,843 in 1996 and $4,224 in 1997 . . . . . . . . . . .     57,113     56,585
Other assets . . . . . . . . . . . . . . . . . . . . . .      2,677      2,636
                                                          ---------- ----------
                                                          $ 375,714    385,471
                                                          ========== ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable. . . . . . . . . . . . . . . . . . . .  $  45,481     43,064
 Accrued expenses. . . . . . . . . . . . . . . . . . . .     22,156     23,988
 Current portion of long-term debt . . . . . . . . . . .      1,868      1,495
 Income taxes payable. . . . . . . . . . . . . . . . . .      1,646        655
                                                          ---------- ----------
     Total current liabilities . . . . . . . . . . . . .     71,151     69,202

Long-term debt, net of current portion . . . . . . . . .    194,851    206,000
Deferred income taxes. . . . . . . . . . . . . . . . . .      9,708      9,478

Shareholders' equity:
 Preferred stock, $0.01 par value; authorized 20,000,000
  shares; none issued and outstanding. . . . . . . . . .          -          -
 Common stock, $0.01 par value; authorized 30,000,000
  shares; 10,617,722 shares issued and outstanding . . .        106        106
 Additional paid-in capital. . . . . . . . . . . . . . .     58,427     58,427
 Retained earnings . . . . . . . . . . . . . . . . . . .     41,665     42,681
 Currency translation adjustment . . . . . . . . . . . .       (194)      (423)
                                                          ---------- ----------
     Total shareholders' equity  . . . . . . . . . . . .    100,004    100,791
                                                          ---------- ----------
                                                          $ 375,714    385,471
                                                          ========== ==========




             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                Three Months Ended March 30, 1996 and March 29, 1997
                      (In thousands, except for per share data)
                                     (Unaudited)

                                                              1996       1997
                                                           ---------- ----------
Net sales  . . . . . . . . . . . . . . . . . . . . . . .   $ 100,794    113,763

Cost of goods sold . . . . . . . . . . . . . . . . . . .      85,226     95,057
                                                           ---------- ----------

     Gross profit. . . . . . . . . . . . . . . . . . . .      15,568     18,706

Selling, general and administrative expenses . . . . . .      10,614     11,664
                                                           ---------- ----------

     Earnings from operations. . . . . . . . . . . . . .       4,954      7,042

Interest expense . . . . . . . . . . . . . . . . . . . .       3,398      4,344
                                                           ---------- ----------

     Earnings before income taxes. . . . . . . . . . . .       1,556      2,698

Income taxes . . . . . . . . . . . . . . . . . . . . . .         615      1,047
                                                           ---------- ----------

     Net earnings. . . . . . . . . . . . . . . . . . . .   $     941      1,651
                                                           ========== ==========

Net earnings per common share and common
     share equivalents . . . . . . . . . . . . . . . . .   $     .09        .16
                                                           ========== ==========

Weighted average common shares and common
          share equivalents outstanding. . . . . . . . .      10,618     10,618
                                                           ========== ==========





















             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 30, 1996 and March 29, 1997
                                (Dollars in thousands)
                                     (Unaudited)

                                                              1996       1997
                                                           ---------- ----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . .   $    941      1,651
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
     Depreciation and amortization . . . . . . . . . . .      3,242      3,495
     Deferred income taxes . . . . . . . . . . . . . . .        142       (318)
     Provision for doubtful accounts . . . . . . . . . .         31        180
     Loss on disposal of property, plant and equipment .          5          4
     Changes in operating assets and liabilities, net
      of businesses acquired:
        Trade receivables. . . . . . . . . . . . . . . .     11,534      7,440
        Inventories. . . . . . . . . . . . . . . . . . .    (12,386)   (14,219)
        Accounts payable . . . . . . . . . . . . . . . .     (1,647)    (5,839)
        Accrued expenses . . . . . . . . . . . . . . . .       (946)     1,847
        Other assets and liabilities . . . . . . . . . .     (2,924)    (2,384)
                                                           ---------- ----------
             Net cash used in operating activities . . .     (2,008)    (8,143)
                                                           ---------- ----------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment. .         15        190
  Purchases of property, plant and equipment . . . . . .       (773)    (5,600)
  Payments for businesses purchased, net of cash acquired       (59)         -
                                                           ---------- ----------
             Net cash used in investing activities . . .       (817)    (5,410)
                                                           ---------- ----------
Cash flows from financing activities:
  Increase (decrease) in checks not yet presented for
   payment . . . . . . . . . . . . . . . . . . . . . . .     (4,016)     3,433
  Retirement of long-term debt . . . . . . . . . . . . .    (12,432)      (523)
  Borrowings on revolving credit loans . . . . . . . . .     20,400     11,300
  Repayments of revolving credit loans . . . . . . . . .       (800)         -
  Dividends paid . . . . . . . . . . . . . . . . . . . .       (531)      (637)
                                                           ---------- ----------
             Net cash provided by financing activities .      2,621     13,573
                                                           ---------- ----------

Net change in cash and cash equivalents. . . . . . . . .       (204)        20
Cash and cash equivalents at beginning of period . . . .        411         20
                                                           ---------- ----------
Cash and cash equivalents at end of period . . . . . . .   $    207         40
                                                           ========== ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . .   $  4,853      1,266
                                                           ========== ==========
    Income taxes . . . . . . . . . . . . . . . . . . . .      1,138      2,603
                                                           ========== ==========


             See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Tables in thousands of dollars)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 1997 for the fiscal year ended December 28, 1996.

(2)  Inventories

     Inventories consisted of the following at December 28, 1996 and March 29, 1997:

                                      1996       1997
                                    --------   --------
               Finished goods       $ 56,085     65,885
               Work-in-process        33,436     33,742
               Raw materials          41,955     45,980
               Supplies                2,019      2,040
                                    --------   --------
                                    $133,495    147,647
                                    ========   ========

(3)  Earnings per Common Share

     Earnings per share and common share equivalent are based on the weighted average number of common shares outstanding and equivalent shares from dilutive stock options, if any. As of March 30, 1996 and March 29, 1997, there were stock options outstanding for 554,616 and 816,365 common shares, respectively. Stock options are excluded from the calculations since they have no material dilutive effect on per share data.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Tables in thousands of dollars)

(4)  Supplemental Condensed Consolidating Financial Information

     The following is summarized condensed consolidating financial information for the Company, segregating the Parent and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not be material to investors.

                                                 December 28, 1996                          March 29, 1997
                                      --------------------------------------    --------------------------------------
                                        Parent and         Non-                   Parent and         Non-
                                         Guarantor    Guarantor                    Guarantor    Guarantor
     Financial Position               Subsidiaries Subsidiaries Consolidated    Subsidiaries Subsidiaries Consolidated
     ------------------               ------------ ------------ ------------    ------------ ------------ ------------
     ASSETS
     ------------------------------
     Receivables:
       Trade                          $     73,439        5,043       78,482          67,115        3,708       70,823
       Affiliates                            4,283            -            -           2,374            -            -
     Inventories                           125,803        7,692      133,495         140,624        7,023      147,647
     Other current assets                    8,944          736        9,680          10,499          489       10,988
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total current assets             212,469       13,471      221,657         220,612       11,220      229,458

     Property, plant and equipment,
       net                                  91,381        2,886       94,267          94,036        2,756       96,792
     Intangible assets                      54,454        2,659       57,113          53,970        2,615       56,585
     Other assets                            2,677            -        2,677           2,636            -        2,636
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total assets                $    360,981       19,016      375,714         371,254       16,591      385,471
                                      ============ ============ ============    ============ ============ ============
     LIABILITIES AND SHAREHOLDERS'
     EQUITY
     ------------------------------
     Accounts payable and accrued
       liabilities                    $     64,534        3,103       67,637          63,945        3,107       67,052
     Accounts payable - affiliates               -        4,283            -               -        2,374            -
     Other current liabilities               3,347          167        3,514           2,149            1        2,150
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total current liabilities         67,881        7,553       71,151          66,094        5,482       69,202

     Noncurrent liabilities                203,928          631      204,559         215,041          437      215,478

     Shareholders' equity                   89,172       10,832      100,004          90,119       10,672      100,791
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total liabilities and
            shareholders' equity      $    360,981       19,016      375,714         371,254       16,591      385,471
                                      ============ ============ ============    ============ ============ ============

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Tables in thousands of dollars)

(4)  Supplemental Condensed Consolidating Financial Information (Continued)


                                            For Quarter Ended March 30, 1996          For Quarter Ended March 29, 1997
                                         --------------------------------------    --------------------------------------
                                           Parent and         Non-                   Parent and         Non-
                                            Guarantor    Guarantor                    Guarantor    Guarantor
     Results of Operations               Subsidiaries Subsidiaries Consolidated    Subsidiaries Subsidiaries Consolidated
     ---------------------               ------------ ------------ ------------    ------------ ------------ ------------
     Net sales                           $    92,362        8,432      100,794         107,792        5,971      113,763
     Cost of goods sold                       77,051        8,175       85,226          89,377        5,680       95,057
                                         ------------ ------------ ------------    ------------ ------------ ------------
         Gross profit                         15,311          257       15,568          18,415          291       18,706

     Selling, general and administrative      10,222          392       10,614          11,280          384       11,664
                                         ------------ ------------ ------------    ------------ ------------ ------------
         Earnings (loss) from operations       5,089         (135)       4,954           7,135          (93)       7,042

     Interest expense                          3,407           (9)       3,398           4,347           (3)       4,344
                                         ------------ ------------ ------------    ------------ ------------ ------------
         Earnings (loss) before
          income taxes                         1,682         (126)       1,556           2,788          (90)       2,698

     Income taxes                                724         (109)         615           1,081          (34)       1,047
                                         ------------ ------------ ------------    ------------ ------------ ------------
         Net earnings (loss)             $       958          (17)         941           1,707          (56)       1,651
                                         ============ ============ ============    ============ ============ ============

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Tables in thousands of dollars)

(4)  Supplemental Condensed Consolidating Financial Information (Continued)


                                                   For Quarter Ended March 30, 1996          For Quarter Ended March 29, 1997
                                                --------------------------------------    --------------------------------------
                                                  Parent and         Non-                   Parent and         Non-
                                                   Guarantor    Guarantor                    Guarantor    Guarantor
Cash Flows                                      Subsidiaries Subsidiaries Consolidated    Subsidiaries Subsidiaries Consolidated
----------                                      ------------ ------------ ------------    ------------ ------------ ------------
Cash provided by (used in) operating activities $    (4,743)       2,735       (2,008)         (9,926)       1,783       (8,143)

Cash used in investing activities                      (796)         (21)        (817)         (5,366)         (44)      (5,410)

Cash provided by (used in) financing activities       5,331       (2,710)       2,621          15,312       (1,739)      13,573
                                                ------------ ------------ ------------    ------------ ------------ ------------

Net change in cash and cash equivalents                (208)           4         (204)             20            -           20

Cash and cash equivalents at beginning of year          406            5          411              12            8           20
                                                ------------ ------------ ------------    ------------ ------------ ------------

Cash and cash equivalents at end of year        $       198            9          207              32            8           40
                                                ============ ============ ============    ============ ============ ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 1996.

RESULTS OF OPERATIONS

     NET SALES. Net sales were $113,763,000 for the three months ended March 29, 1997 representing an increase of $12,969,000 or 12.9% as compared to $100,794,000 for the three months ended March 30, 1996. The year-to-date increase reflected strong bed pillow, mattress pad, fashion bedding and blanket sales.

     GROSS PROFIT. The gross profit percentage for the first quarter ended March 29, 1997 increased to 16.4% from 15.4% for the first quarter of 1996, reflecting positive trends in operating efficiencies and decreased raw materials prices. These improvements were partially offset by costs associated with the consolidation of blanket inventory into the new Mauldin, South Carolina warehouse.

     SG&A. Selling, general and administrative expenses for the three months ended March 29, 1997 increased in dollars to $11,664,000 from $10,614,000 for the same period in 1996, but decreased as a percentage of sales to 10.3% in the first quarter of 1997 from 10.5% for the same period in 1996.

     INTEREST. Interest expense for the first quarter of 1997 increased by $946,000 or 27.8% to $4,344,000 from $3,398,000 for the same period in 1996.
Interest expense increased due to higher borrowings and increased average interest rates.

     NET EARNINGS. Net earnings for the three months ended March 29, 1997 increased $710,000 or 75.5% to $1,651,000 or $.16 per share, compared to net earnings of $941,000 or $.09 per share for the same period in 1996. As a percentage of sales, net earnings for the three months ended March 29, 1997 increased to 1.5% from .9% for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 29, 1997, the outstanding principal balance under the Company's $175,000,000 secured revolving credit facility was $72,300,000 with $10,572,000 committed to outstanding letters of credit, and $92,128,000 available for other needs.

     On March 28, 1997, the Company paid a dividend of $.06 per share to shareholders of record on March 14, 1997.

     The increase in borrowings in the first quarter of 1997 was due to the late 1996 acquisitions of the Fieldcrest blanket business and a new warehouse in Mauldin, South Carolina, and the seasonal expansion of inventories.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, 'Earnings Per Share', which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock for both interim and annual periods ending after December 15, 1997. Management of the Company does not expect the impact from adopting the provisions of Statement No. 128 in fiscal year 1997 to be material.

GOVERNMENT REGULATIONS

     As of July 1, 1996, quota restrictions on down comforter shells imported from China were eliminated, allowing the Company to import shells on an unlimited and as-needed basis.

     Products that the Company imports from China currently receive preferential tariff treatment accorded goods from countries granted 'most favored nation' status. Under the Trade Act of 1974, the President of the United States is authorized, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for most favored nation treatment. The President has waived these provisions each year since 1979. However, in response to recent trade and military activities by China, Congress may encourage the President to reconsider the renewal of most favored nation status for China in June of 1997 and no assurance can be given that China will continue to enjoy this status in the future. Raw materials and finished products entering the United States from China without the benefit of most favored nation treatment would be subject to significantly higher duty rates. However, the Company believes that the loss of China's most favored nation status is not likely to have a material adverse effect on the Company's business, financial condition or results of operations.

FORWARD-LOOKING INFORMATION

     This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, 'SEC Filings') contain or may contain certain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management. When used in SEC Filings, the words 'anticipate,' 'believe,' 'estimate,' 'future,' 'intend,' 'plan,' and similar expressions with prospective connotations as they relate to the Company and its business identify forward-looking statements. All forward-looking statements reflect the current views of the Company with respect to future events and are subject to various risks, uncertainties and assumptions relating to the Company and its operating environment which may cause the actual results to vary significantly from those anticipated. Specific factors that may cause the Company's actual results to differ from those anticipated in forward-looking statements are discussed in the Company's most recently filed Form 10-K.

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



(REGISTRANT)           PILLOWTEX CORPORATION
BY (SIGNATURE)         /s/ Jeffrey D. Cordes
(NAME AND TITLE)       Jeffrey D. Cordes
                       President, Chief Operating Officer and Director
                       (Principal Financial and Accounting Officer)
(DATE)                 May 5, 1997

                                  INDEX TO EXHIBITS


Exhibit                                                 Method of Filing
-------                                           ------------------------------
  27    Financial Data Schedule . . . . . . . .   Filed herewith electronically
