Form 10-Q
period 1997-06-28
PILLOWTEX CORP
filed 1997-08-06
CIK 896265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

   (Mark One)                          FORM 10-Q

      [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 28, 1997

                                          OR

      [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to

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

                         Yes  / X /     No  /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                       Outstanding at July 29, 1997

      Common Stock, $0.01 par value                   10,695,474

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PILLOWTEX CORPORATION AND SUBSIDIARIES


                                        INDEX

Part I - Financial Information                                          Page No.

     Item 1.  Unaudited Interim Consolidated Financial Statements:

              Consolidated Balance Sheets as of
                December 28, 1996 and June 28, 1997                            3

              Consolidated Statements of Earnings for the three months
                ended June 29, 1996 and June 28, 1997                          4

              Consolidated Statements of Earnings for the six months
                ended June 29, 1996 and June 28, 1997                          5

              Consolidated Statements of Cash Flows for the six months
                ended June 29, 1996 and June 28, 1997                          6

              Notes to Consolidated Financial Statements                       7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  12

Part II - Other Information

     Item 4.   Submission of Matters to a Vote of Security Holders            14

     Item 6.   Exhibits and Reports on Form 8-K                               15

Signature                                                                     16

Index to Exhibits                                                             17

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                         December 28, 1996 and June 28, 1997
                     (Dollars in thousands, except for par value)
                              (Audited, except as noted)

     ASSETS                                                  1996         1997
                                                        -----------  -----------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . $       20           33
  Receivables:
   Trade, less allowance for doubtful accounts of
     $2,346 in 1996 and $2,256 in 1997. . . . . . . . .     78,482       60,281
   Other. . . . . . . . . . . . . . . . . . . . . . . .      4,480        2,482
  Inventories . . . . . . . . . . . . . . . . . . . . .    133,495      159,961
  Prepaid expenses. . . . . . . . . . . . . . . . . . .      2,613        3,416
  Deferred income taxes . . . . . . . . . . . . . . . .      2,567        2,681
                                                        -----------  -----------
     Total current assets . . . . . . . . . . . . . . .    221,657      228,854

Property, plant and equipment, less accumulated
  depreciation of $43,720 and $49,329 in 1996 and
  1997, respectively. . . . . . . . . . . . . . . . . .     94,267       99,908
Intangible assets, at cost less accumulated
  amortization of $3,843 in 1996 and $4,608 in
  1997. . . . . . . . . . . . . . . . . . . . . . . . .     57,113       56,273
Other assets. . . . . . . . . . . . . . . . . . . . . .      2,677        3,100
                                                        -----------  -----------
                                                        $  375,714      388,135
                                                        ===========  ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . $   45,481       40,795
  Accrued expenses. . . . . . . . . . . . . . . . . . .     22,156       16,644
  Dividends payable . . . . . . . . . . . . . . . . . .          -          639
  Current portion of long-term debt . . . . . . . . . .      1,868        1,541
  Income taxes payable. . . . . . . . . . . . . . . . .      1,646            -
                                                        -----------  -----------
     Total current liabilities. . . . . . . . . . . . .     71,151       59,619

Long-term debt, net of current portion. . . . . . . . .    194,851      216,118
Deferred income taxes . . . . . . . . . . . . . . . . .      9,708        9,304

Shareholders' equity:
  Preferred stock, $0.01 par value; authorized
    20,000,000 shares; none issued and outstanding. . .          -            -
  Common stock, $0.01 par value; authorized 30,000,000
    shares; 10,617,722 and 10,692,474 shares issued
    and outstanding in 1996 and 1997, respectively. . .        106          107
  Additional paid-in capital. . . . . . . . . . . . . .     58,427       59,501
  Retained earnings . . . . . . . . . . . . . . . . . .     41,665       43,912
  Currency translation adjustment . . . . . . . . . . .       (194)        (426)
                                                        -----------  -----------
     Total shareholders' equity . . . . . . . . . . . .    100,004      103,094
                                                        -----------  -----------
                                                        $  375,714      388,135
                                                        ===========  ===========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                 Three Months Ended June 29, 1996 and June 28, 1997
                      (In thousands, except for per share data)
                                     (Unaudited)

                                                            1996         1997
                                                        -----------  -----------
Net sales . . . . . . . . . . . . . . . . . . . . . . . $   91,185      104,894

Cost of goods sold. . . . . . . . . . . . . . . . . . .     75,570       85,193
                                                        -----------  -----------

     Gross profit . . . . . . . . . . . . . . . . . . .     15,615       19,701

Selling, general and administrative expenses. . . . . .      9,942       11,952
                                                        -----------  -----------

     Earnings from operations . . . . . . . . . . . . .      5,673        7,749

Interest expense. . . . . . . . . . . . . . . . . . . .      3,217        4,692
                                                        -----------  -----------

     Earnings before income taxes . . . . . . . . . . .      2,456        3,057

Income taxes. . . . . . . . . . . . . . . . . . . . . .        965        1,186
                                                        -----------  -----------

     Net earnings . . . . . . . . . . . . . . . . . . . $    1,491        1,871
                                                        ===========  ===========

Net earnings per common share . . . . . . . . . . . . . $      .14          .18
                                                        ===========  ===========

Weighted average common shares. . . . . . . . . . . . .     10,618       10,646
                                                        ===========  ===========

Dividends declared per common share . . . . . . . . . . $      .05          .06
                                                        ===========  ===========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                  Six Months Ended June 29, 1996 and June 28, 1997
                      (In thousands, except for per share data)
                                     (Unaudited)

                                                            1996         1997
                                                        -----------  -----------
Net sales . . . . . . . . . . . . . . . . . . . . . . . $  191,979      218,657

Cost of goods sold. . . . . . . . . . . . . . . . . . .    160,796      180,250
                                                        -----------  -----------

     Gross profit . . . . . . . . . . . . . . . . . . .     31,183       38,407

Selling, general and administrative expenses. . . . . .     20,556       23,616
                                                        -----------  -----------

     Earnings from operations . . . . . . . . . . . . .     10,627       14,791

Interest expense. . . . . . . . . . . . . . . . . . . .      6,615        9,036
                                                        -----------  -----------

     Earnings before income taxes . . . . . . . . . . .      4,012        5,755

Income taxes. . . . . . . . . . . . . . . . . . . . . .      1,580        2,233
                                                        -----------  -----------

     Net earnings . . . . . . . . . . . . . . . . . . . $    2,432        3,522
                                                        ===========  ===========

Net earnings per common share . . . . . . . . . . . . . $      .23          .33
                                                        ===========  ===========

Weighted average common shares. . . . . . . . . . . . .     10,618       10,632
                                                        ===========  ===========

Dividends declared per common share . . . . . . . . . . $      .10          .12
                                                        ===========  ===========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 29, 1996 and June 28, 1997
                                (Dollars in thousands)
                                     (Unaudited)

                                                            1996         1997
                                                        -----------  -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . . $    2,432        3,522
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
     Depreciation and amortization. . . . . . . . . . .      6,253        7,065
     Deferred income taxes. . . . . . . . . . . . . . .        560         (518)
     Provision for doubtful accounts. . . . . . . . . .       (212)         360
     Loss on disposal of property, plant and equipment.          5            4
     Changes in operating assets and liabilities, net
      of businesses acquired:
       Trade receivables. . . . . . . . . . . . . . . .     18,592       17,806
       Inventories. . . . . . . . . . . . . . . . . . .    (35,102)     (26,533)
       Accounts payable . . . . . . . . . . . . . . . .     (1,788)     (10,741)
       Accrued expenses . . . . . . . . . . . . . . . .     (3,528)      (5,497)
       Other assets and liabilities . . . . . . . . . .     (3,711)      (1,742)
                                                        -----------  -----------
          Net cash used in operating activities . . . .    (16,499)     (16,274)
                                                        -----------  -----------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment .         16          191
  Purchases of property, plant and equipment. . . . . .     (1,368)     (11,347)
  Payments for businesses purchased, net of cash
    acquired. . . . . . . . . . . . . . . . . . . . . .       (112)           -
                                                        -----------  -----------
          Net cash used in investing activities . . . .     (1,464)     (11,156)
                                                        -----------  -----------

Cash flows from financing activities:
  Increase (decrease) in checks not yet presented
    for payment . . . . . . . . . . . . . . . . . . . .     (4,006)       6,065
  Retirement of long-term debt. . . . . . . . . . . . .    (15,469)      (1,110)
  Borrowings on revolving credit loans. . . . . . . . .     72,300       72,650
  Repayments of revolving credit loans. . . . . . . . .    (34,200)     (50,600)
  Dividends paid. . . . . . . . . . . . . . . . . . . .     (1,062)        (637)
  Proceeds from stock option exercises. . . . . . . . .          -        1,075
                                                        -----------  -----------
          Net cash provided by financing activities . .     17,563       27,443
                                                        -----------  -----------

Net change in cash and cash equivalents . . . . . . . .       (400)          13
Cash and cash equivalents at beginning of period. . . .        411           20
                                                        -----------  -----------
Cash and cash equivalents at end of period. . . . . . . $       11           33
                                                        ===========  ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . $    7,961        9,020
                                                        ===========  ===========
    Income taxes. . . . . . . . . . . . . . . . . . . . $    2,124        5,120
                                                        ===========  ===========

             See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Tables in thousands of dollars)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Pillowtex Corporation and subsidiaries (the 'Company') include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 17, 1997 for the fiscal year ended December 28, 1996.

(2)  Inventories

     Inventories consisted of the following at December 28, 1996 and June 28, 1997:

                                  1996       1997
                                --------   --------
          Finished goods        $ 56,085     76,947
          Work-in-process         33,436     33,500
          Raw materials           41,955     46,365
          Supplies                 2,019      3,149
                                --------   --------
                                $133,495    159,961
                                ========   ========

(3)  Earnings per Common Share

     Earnings per share is based on the weighted average number of common shares outstanding and equivalent shares from dilutive stock options, if any. As of June 29, 1996 and June 28, 1997, there were stock options outstanding for 539,615 and 670,185 common shares, respectively. Stock options are excluded from the calculations since they have no material dilutive effect on per share data.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Tables in thousands of dollars)

(4)  Supplemental Condensed Consolidating Financial Information

     The following is summarized condensed consolidating financial information for the Company, segregating Pillowtex Corporation (the 'Parent') and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not be material to investors.

                                                 December 28, 1996                            June 28, 1997
                                      --------------------------------------    --------------------------------------
                                        Parent and         Non-                   Parent and         Non-
                                         Guarantor    Guarantor                    Guarantor    Guarantor
     Financial Position               Subsidiaries Subsidiaries Consolidated    Subsidiaries Subsidiaries Consolidated
     ------------------               ------------ ------------ ------------    ------------ ------------ ------------
     ASSETS
     ------------------------------
     Receivables:
       Trade                          $     73,439        5,043       78,482          57,840        2,441       60,281
       Affiliates                            4,283            -            -           1,033            -            -
     Inventories                           125,803        7,692      133,495         152,598        7,363      159,961
     Other current assets                    8,944          736        9,680           8,209          403        8,612
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total current assets             212,469       13,471      221,657         219,680       10,207      228,854

     Property, plant and equipment,
       net                                  91,381        2,886       94,267          97,301        2,607       99,908
     Intangible assets                      54,454        2,659       57,113          53,674        2,599       56,273
     Other assets                            2,677            -        2,677           3,100            -        3,100
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total assets                $    360,981       19,016      375,714         373,755       15,413      388,135
                                      ============ ============ ============    ============ ============ ============

     LIABILITIES AND SHAREHOLDERS'
     EQUITY
     ------------------------------
     Accounts payable and accrued
       liabilities                    $     64,534        3,103       67,637          54,493        2,946       57,439
     Accounts payable - affiliates               -        4,283            -               -        1,033            -
     Other current liabilities               3,347          167        3,514           2,142           38        2,180
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total current liabilities         67,881        7,553       71,151          56,635        4,017       59,619

     Noncurrent liabilities                203,928          631      204,559         224,990          432      225,422

     Shareholders' equity                   89,172       10,832      100,004          92,130       10,964      103,094
                                      ------------ ------------ ------------    ------------ ------------ ------------
          Total liabilities and
            shareholders' equity      $    360,981       19,016      375,714         373,755       15,413      388,135
                                      ============ ============ ============    ============ ============ ============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Tables in thousands of dollars)


(4)  Supplemental Condensed Consolidating Financial Information (Continued)

                                            Three Months Ended June 29, 1996          Three Months Ended June 28, 1997
                                         --------------------------------------    --------------------------------------
                                           Parent and         Non-                   Parent and         Non-
                                            Guarantor    Guarantor                    Guarantor    Guarantor
     Results of Operations               Subsidiaries Subsidiaries Consolidated    Subsidiaries Subsidiaries Consolidated
     ---------------------               ------------ ------------ ------------    ------------ ------------ ------------
     Net sales                           $    83,191        7,994       91,185          99,539        5,355      104,894
     Cost of goods sold                       67,963        7,607       75,570          80,469        4,724       85,193
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Gross profit                        15,228          387       15,615          19,070          631       19,701

     Selling, general and administrative       9,565          377        9,942          11,641          311       11,952
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Earnings from operations             5,663           10        5,673           7,429          320        7,749

     Interest expense                          3,222           (5)       3,217           4,691            1        4,692
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Earnings before income taxes         2,441           15        2,456           2,738          319        3,057

     Income taxes                              1,008          (43)         965           1,152           34        1,186
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Net earnings                   $     1,433           58        1,491           1,586          285        1,871
                                         ============ ============ ============    ============ ============ ============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Tables in thousands of dollars)


(4)  Supplemental Condensed Consolidating Financial Information (Continued)

                                             Six Months Ended June 29, 1996            Six Months Ended June 28, 1997
                                         --------------------------------------    --------------------------------------
                                           Parent and         Non-                   Parent and         Non-
                                            Guarantor    Guarantor                    Guarantor    Guarantor
     Results of Operations               Subsidiaries Subsidiaries Consolidated    Subsidiaries Subsidiaries Consolidated
     ---------------------               ------------ ------------ ------------    ------------ ------------ ------------
     Net sales                           $   175,553       16,426      191,979         207,337       11,320      218,657
     Cost of goods sold                      145,014       15,782      160,796         169,852       10,398      180,250
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Gross profit                        30,539          644       31,183          37,485          922       38,407

     Selling, general and administrative      19,787          769       20,556          22,920          696       23,616
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Earnings (loss) from operations     10,752         (125)      10,627          14,565          226       14,791

     Interest expense                          6,629          (14)       6,615           9,039           (3)       9,036
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Earnings (loss) before income
           taxes                               4,123         (111)       4,012           5,526          229        5,755

     Income taxes                              1,732         (152)       1,580           2,232            1        2,233
                                         ------------ ------------ ------------    ------------ ------------ ------------
          Net earnings                   $     2,391           41        2,432           3,294          228        3,522
                                         ============ ============ ============    ============ ============ ============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Tables in thousands of dollars)


(4)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                    Six Months Ended June 29, 1996            Six Months Ended June 28, 1997
                                                --------------------------------------    --------------------------------------
                                                  Parent and         Non-                   Parent and         Non-
                                                   Guarantor    Guarantor                    Guarantor    Guarantor
Cash Flows                                      Subsidiaries Subsidiaries Consolidated    Subsidiaries Subsidiaries Consolidated
----------                                      ------------ ------------ ------------    ------------ ------------ ------------
Cash provided by (used in) operating activities $   (21,840)       5,341      (16,499)        (19,453)       3,179      (16,274)

Cash used in investing activities                    (1,443)         (21)      (1,464)        (11,101)         (55)     (11,156)

Cash provided by (used in) financing activities      22,880       (5,317)      17,563          30,567       (3,124)      27,443
                                                ------------ ------------ ------------    ------------ ------------ ------------

Net change in cash and cash equivalents                (403)           3         (400)             13            -           13

Cash and cash equivalents at beginning of year          406            5          411              12            8           20
                                                ------------ ------------ ------------    ------------ ------------ ------------

Cash and cash equivalents at end of year         $        3            8           11              25            8           33
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

RESULTS OF OPERATIONS

     NET SALES. Net sales were $104,894,000 for the three months ended June 28, 1997, representing an increase of $13,709,000 or 15.0% as compared to $91,185,000 for the three months ended June 29, 1996. Net sales for the six months ended June 28, 1997 increased $26,678,000 or 13.9% to $218,657,000 as compared to $191,979,000 for the same period in 1996. These increases reflected strong bed pillow, mattress pad, fashion bedding and blanket sales, due in part to the inclusion of the newly acquired Fieldcrest blanket business.

     GROSS PROFIT. The gross profit percentage for the second quarter ended June 28, 1997 increased to 18.8% from 17.1% for the second quarter of 1996. For the six months ended June 28, 1997, the gross profit increased to 17.6% from 16.2% for the same period in 1996. The gross margin improvement resulted primarily from lower raw material costs and improved plant efficiencies, generated by continued cost reductions and the Company's capital investments in machinery and facilities.

     SG&A. Selling, general and administrative ('SG&A') expenses for the three months ended June 28, 1997 increased to $11,952,000 from $9,942,000 for the same period in 1996, and increased as a percentage of sales to 11.4% in the second quarter of 1997 from 10.9% for the same period in 1996. For the six months ended June 28, 1997, SG&A expenses increased to $23,616,000 from $20,556,000 for the same period in 1996. While SG&A expenses as a percentage of sales remained virtually flat in the first half of 1997 at 10.8% as compared to 10.7% for the first six months in 1996, increases in compensation, travel and product promotion resulted in an overall rise in SG&A expenses. These increases were due in part to the filling of new staff positions and positions which were vacant in 1996, as well as incremental costs associated with the integration of the Fieldcrest blanket operations and development of the new electric blanket business.

     INTEREST. Interest expense for the second quarter of 1997 increased by $1,475,000 or 45.9% to $4,692,000 from $3,217,000 for the same period in 1996.
Interest expense for the six months ended June 28, 1997 increased by $2,421,000 or 36.6% to $9,036,000 from $6,615,000 for the six months ended June 29, 1996, principally due to higher borrowings associated with seasonal inventory increases, installation of new equipment and capital improvements and increased average interest rates.

     TAXES. The effective tax rate for the three months ended June 28, 1997 decreased to 38.8% compared to 39.3% for the three months ended June 29, 1996. The effective tax rate for the six months ended June 28, 1997 decreased to 38.8% from 39.4% for the six months ended June 29, 1996, primarily due to lower state taxes.

     NET EARNINGS. Net earnings for the three months ended June 28, 1997 increased $380,000 or 25.5% to $1,871,000 or $.18 per share, compared to net earnings of $1,491,000 or $.14 per share for the same period in 1996. As a percentage of sales, net earnings for the three months ended June 28, 1997 increased to 1.8% from 1.6% for the same period in 1996. Net earnings for the six months ended June 28, 1997 increased $1,090,000 or 44.8% to $3,522,000 or $.33 per share, from $2,432,000 or $.23 per share for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 28, 1997, the outstanding principal balance under the Company's $175,000,000 secured revolving credit facility was $83,050,000, with $9,967,000 committed to outstanding letters of credit, and $81,983,000 available for other needs. The increase in borrowings in the second quarter of 1997 was due primarily to the seasonal expansion of inventories and the installation of new equipment and capital improvements at our production facilities.

     The Company enters into interest rate swap agreements to minimize the risk of fluctuations in interest rates. The Company currently has interest rate swap agreements in place covering approximately $195,000,000 of indebtedness which expire at various dates with some extending through November 2000, with an average interest rate of 8.58%.

     On June 30, 1997, the Company paid a dividend of $.06 per share to shareholders of record on June 16, 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock for both interim and annual periods ending after December 15, 1997. Management of the Company does not expect the impact from adopting the provisions of Statement No. 128 in fiscal year 1997 to be material.

GOVERNMENT REGULATIONS

     As of July 1, 1996, quota restrictions on down comforter shells imported from China were eliminated, allowing the Company to import shells on an unlimited and as-needed basis.

     Products that the Company imports from China currently receive preferential tariff treatment accorded goods from countries granted 'most favored nation' status. Under the Trade Act of 1974, the President of the United States is authorized, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for most favored nation treatment. The President has waived these provisions each year since 1979. However, in response to recent trade and military activities by China, Congress has encouraged the President to reconsider the renewal of most favored nation status for China in the future. Therefore, no assurance can be given that China will continue to enjoy this status. Raw materials and finished products entering the United States from China without the benefit of most favored nation treatment would be subject to significantly higher duty rates. However, the Company believes that the loss of China's most favored nation status is not likely to have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


     The Annual Meeting of Shareholders of the Company was held on May 8, 1997. The following proposals were voted upon and approved at the Annual Meeting:


     (1)  Election of Directors

     For Three-Year Terms Expiring in 2000:

                                  Votes          Votes          Broker
                                 Cast For       Withheld       Non-Votes
                                ---------       --------       ---------
     Charles M. Hansen, Jr.     7,067,755        475,057         59,032
     William B. Madden          7,126,687        416,125            100
     M. Joseph McHugh           7,081,987        460,825         44,800

     There were no abstentions with respect to this proposal.

     Jeffrey D. Cordes, Christopher N. Baker, Mary R. Silverthorne, Paul G. Gillease and Scott E. Shimizu continued as directors of the Company.



     (2) Approval of the Pillowtex Corporation 1993 Stock Option Plan, as amended and restated:

              Votes            Votes              Votes
            Cast For          Against          Abstaining
           ----------        ---------         ----------

           7,018,310          473,036            35,640



     (3)  Approval of the Pillowtex Corporation Management Incentive Plan:

              Votes            Votes              Votes
            Cast For          Against          Abstaining
           ----------        ---------         ----------

           7,460,963          28,791             36,587

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     10.1 Form of Employment Agreement entered into between Pillowtex Management Services Company and each of Christopher N. Baker, Jeffrey D. Cordes, Scott E. Shimizu and John H. Karnes.

     10.2 Form of Guaranty Agreement dated as of April 22, 1997, between Pillowtex Corporation and each of Christopher N. Baker, Jeffrey
               D. Cordes, Scott E. Shimizu, Kevin M. Finlay and John H. Karnes.

     10.3 Form of Employment Agreement dated as of April 11, 1997, between Pillowtex Management Services Company and Kevin M. Finlay.

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(REGISTRANT)                  PILLOWTEX CORPORATION
BY (SIGNATURE)                /s/ Jeffrey D. Cordes
(NAME AND TITLE)              Jeffrey D. Cordes
                              President, Chief Operating Officer and Director
                              (Principal Financial and Accounting Officer)
(DATE)                        AUGUST 6, 1997

                                  INDEX TO EXHIBITS

Exhibit                                                   Method of Filing
-------                                            -----------------------------
10.1    Form of Employment Agreement entered into
        between Pillowtex Management Services
        Company and each of Christopher N. Baker,
        Jeffrey D. Cordes, Scott E. Shimizu and
        John H. Karnes. . . . . . . . . . . . . .  Filed herewith electronically

10.2    Form of Guaranty Agreement dated as of
        April 22, 1997, between Pillowtex
        Corporation and each of Christopher N.
        Baker, Jeffrey D. Cordes, Scott E.
        Shimizu, Kevin M. Finlay and John H.
        Karnes. . . . . . . . . . . . . . . . . .  Filed herewith electronically

10.3    Form of Employment Agreement dated as of
        April 11, 1997, between Pillowtex
        Management Services Company and Kevin M.
        Finlay. . . . . . . . . . . . . . . . . .  Filed herewith electronically

27      Financial Data Schedule . . . . . . . . .  Filed herewith electronically
