Form 10-Q
period 1997-09-27
PILLOWTEX CORP
filed 1997-10-24
CIK 896265

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

                  For the quarterly period ended September 27, 1997

                                          OR

    [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _____ to _____

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

                         Yes  / X /     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                       Outstanding at October 20, 1997

  Common Stock, $0.01 par value                     10,786,819
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PILLOWTEX CORPORATION AND SUBSIDIARIES


                                        INDEX

Part I - Financial Information                                          Page No.

     Item 1.  Unaudited Interim Consolidated Financial Statements:

              Consolidated Balance Sheets as of
                December 28, 1996 and September 27, 1997                       3

              Consolidated Statements of Earnings for the three months
                ended September 28, 1996 and September 27, 1997                4

              Consolidated Statements of Earnings for the nine months
                ended September 28, 1996 and September 27, 1997                5

              Consolidated Statements of Cash Flows for the nine months
                ended September 28, 1996 and September 27, 1997                6

              Notes to Consolidated Financial Statements                       7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   12

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                15

Signature                                                                     16

Index to Exhibits                                                             17

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                       December 28, 1996 and September 27, 1997
                     (Dollars in thousands, except for par value)
                                   (Unaudited)

     ASSETS                                                  1996         1997
                                                        -----------  -----------

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . $       20           34
  Receivables:
   Trade, less allowance for doubtful accounts of
     $2,346 in 1996 and $2,428 in 1997. . . . . . . . .     78,482      100,376
   Other. . . . . . . . . . . . . . . . . . . . . . . .      4,480        3,977
   Inventories. . . . . . . . . . . . . . . . . . . . .    133,495      150,084
   Prepaid expenses . . . . . . . . . . . . . . . . . .      2,613        4,150
   Deferred income taxes. . . . . . . . . . . . . . . .      2,567        2,699
                                                        -----------  -----------
      Total current assets. . . . . . . . . . . . . . .    221,657      261,320

Property, plant and equipment, less accumulated
  depreciation of $43,720 and $52,065 in 1996
  and 1997, respectively. . . . . . . . . . . . . . . .     94,267       98,916
Intangible assets, at cost less accumulated
  amortization of $3,843 and $4,988 in 1996 and
  1997, respectively. . . . . . . . . . . . . . . . . .     57,113       56,094
Other assets. . . . . . . . . . . . . . . . . . . . . .      2,677        2,838
                                                        -----------  -----------
                                                        $  375,714      419,168
                                                        ===========  ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . $   45,481       50,699
  Accrued expenses. . . . . . . . . . . . . . . . . . .     22,156       25,253
  Current portion of long-term debt . . . . . . . . . .      1,868        1,553
  Income taxes payable. . . . . . . . . . . . . . . . .      1,646        2,581
                                                        -----------  -----------
     Total current liabilities. . . . . . . . . . . . .     71,151       80,086

Long-term debt, net of current portion. . . . . . . . .    194,851      218,806
Deferred income taxes . . . . . . . . . . . . . . . . .      9,708        9,499

Shareholders' equity:
  Preferred stock, $0.01 par value; authorized
    20,000,000 shares; none issued and outstanding. . .          -            -

  Common stock, $0.01 par value; authorized 30,000,000
    shares; 10,617,722 and 10,786,819 shares issued
    and outstanding in 1996 and 1997, respectively. . .        106          108
  Additional paid-in capital. . . . . . . . . . . . . .     58,427       60,825
  Retained earnings . . . . . . . . . . . . . . . . . .     41,665       50,316
  Currency translation adjustment . . . . . . . . . . .       (194)        (472)
                                                        -----------  -----------
     Total shareholders' equity . . . . . . . . . . . .    100,004      110,777
                                                        -----------  -----------
                                                        $  375,714      419,168
                                                        ===========  ===========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
            Three Months Ended September 28, 1996 and September 27, 1997
                      (In thousands, except for per share data)
                                     (Unaudited)


                                                            1996         1997
                                                        -----------  -----------
Net sales . . . . . . . . . . . . . . . . . . . . . . . $  143,791      151,977

Cost of goods sold. . . . . . . . . . . . . . . . . . .    119,476      125,425
                                                        -----------  -----------

     Gross profit . . . . . . . . . . . . . . . . . . .     24,315       26,552

Selling, general and administrative expenses. . . . . .     10,614       10,112
                                                        -----------  -----------
     Earnings from operations . . . . . . . . . . . . .     13,701       16,440

Interest expense. . . . . . . . . . . . . . . . . . . .      3,664        4,921
                                                        -----------  -----------

     Earnings before income taxes . . . . . . . . . . .     10,037       11,519

Income taxes. . . . . . . . . . . . . . . . . . . . . .      3,915        4,469
                                                        -----------  -----------

Net earnings. . . . . . . . . . . . . . . . . . . . . . $    6,122        7,050
                                                        ===========  ===========

Earnings per common share . . . . . . . . . . . . . . . $      .58          .66
                                                        ===========  ===========

Weighted average common shares. . . . . . . . . . . . .     10,618       10,744
                                                        ===========  ===========

Dividends declared per common share . . . . . . . . . . $      .05          .06
                                                        ===========  ===========


















             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
             Nine Months Ended September 28, 1996 and September 27, 1997
                      (In thousands, except for per share data)
                                     (Unaudited)


                                                            1996         1997
                                                        -----------  -----------
Net sales . . . . . . . . . . . . . . . . . . . . . . . $  335,770      370,633

Cost of goods sold. . . . . . . . . . . . . . . . . . .    280,272      305,674
                                                        -----------  -----------

     Gross profit . . . . . . . . . . . . . . . . . . .     55,498       64,959

Selling, general and administrative expenses. . . . . .     31,170       33,728
                                                        -----------  -----------

     Earnings from operations . . . . . . . . . . . . .     24,328       31,231

Interest expense. . . . . . . . . . . . . . . . . . . .     10,279       13,957
                                                        -----------  -----------

     Earnings before income taxes . . . . . . . . . . .     14,049       17,274

Income taxes. . . . . . . . . . . . . . . . . . . . . .      5,495        6,702
                                                        -----------  -----------

     Net earnings . . . . . . . . . . . . . . . . . . . $    8,554       10,572
                                                        ===========  ===========

Earnings per common share . . . . . . . . . . . . . . . $      .81          .99
                                                        ===========  ===========

Weighted average common shares. . . . . . . . . . . . .     10,618       10,669
                                                        ===========  ===========

Dividends declared per common share . . . . . . . . . . $      .15          .18
                                                        ===========  ===========


















             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
             Nine Months Ended September 28, 1996 and September 27, 1997
                                (Dollars in thousands)
                                     (Unaudited)

                                                            1996         1997
                                                        -----------  -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . . $    8,554       10,572
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
     Depreciation and amortization. . . . . . . . . . .      9,440       10,642
     Deferred income taxes. . . . . . . . . . . . . . .      1,447         (341)
     Provision for doubtful accounts. . . . . . . . . .        (11)         585
     Loss (gain) on disposal of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . .          5       (1,153)
     Changes in operating assets and liabilities:
       Trade receivables. . . . . . . . . . . . . . . .    (21,371)     (22,535)
       Inventories. . . . . . . . . . . . . . . . . . .    (28,075)     (17,659)
       Accounts payable . . . . . . . . . . . . . . . .      2,666         (258)
       Accrued expenses . . . . . . . . . . . . . . . .         49        3,244
       Other assets and liabilities . . . . . . . . . .     (1,134)      (1,297)
                                                        -----------  -----------
          Net cash used in operating activities . . . .    (28,430)     (18,200)
                                                        -----------  -----------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment .         17        1,723
  Purchases of property, plant and equipment. . . . . .     (2,981)     (13,891)
  Other . . . . . . . . . . . . . . . . . . . . . . . .       (112)           -
                                                        -----------  -----------
          Net cash used in investing activities . . . .     (3,076)     (12,168)
                                                        -----------  -----------

Cash flows from financing activities:
  Increase in checks not yet presented for payment. . .      6,068        5,617
  Retirement of long-term debt. . . . . . . . . . . . .    (18,566)      (1,709)
  Borrowings on revolving credit loans. . . . . . . . .    110,000      104,450
  Repayments of revolving credit loans. . . . . . . . .    (64,800)     (79,100)
  Dividends paid. . . . . . . . . . . . . . . . . . . .     (1,592)      (1,276)
  Proceeds from stock option exercises. . . . . . . . .          -        2,400
                                                        -----------  -----------
          Net cash provided by financing activities . .     31,110       30,382


Net change in cash and cash equivalents . . . . . . . .       (396)          14
Cash and cash equivalents at beginning of period. . . .        411           20
                                                        -----------  -----------
Cash and cash equivalents at end of period. . . . . . . $       15           34
                                                        ===========  ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . $   11,885       10,721
                                                        ===========  ===========

    Income taxes. . . . . . . . . . . . . . . . . . . . $    2,928        6,871
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

(2)  INVENTORIES

     Inventories consisted of the following at December 28, 1996 and September 27, 1997:

                                  1996        1997
                                --------    --------
          Finished goods        $ 56,085      65,491
          Work-in-process         33,436      37,460
          Raw materials           41,955      44,005
          Supplies                 2,019       3,128
                                --------    --------
                                $133,495     150,084
                                ========    ========

(3)  EARNINGS PER COMMON SHARE

     Earnings per share is based on the weighted average number of common shares outstanding and equivalent shares from dilutive stock options, if any. As of September 28, 1996 and September 27, 1997, there were stock options outstanding for 510,865 and 570,390 common shares, respectively. Stock options are excluded from the calculations since they have no material dilutive effect on per share data.

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

                                                 December 28, 1996                       September 27, 1997
                                      --------------------------------------   --------------------------------------
                                        Parent and         Non-                  Parent and         Non-
                                         Guarantor    Guarantor                   Guarantor    Guarantor
     Financial Position               Subsidiaries Subsidiaries Consolidated   Subsidiaries Subsidiaries Consolidated
     ------------------               ------------ ------------ ------------   ------------ ------------ ------------
     ASSETS
     ------------------------------
     Receivables:
       Trade                          $    73,439        5,043       78,482         96,862        3,514      100,376
       Affiliates                           4,283            -            -            757            -            -
     Inventories                          125,803        7,692      133,495        142,509        7,575      150,084
     Other current assets                   8,944          736        9,680         10,438          422       10,860
                                      ------------ ------------ ------------   ------------ ------------ ------------
          Total current assets            212,469       13,471      221,657        250,566       11,511      261,320

     Property, plant and equipment,
       net                                 91,381        2,886       94,267         96,453        2,463       98,916
     Intangible assets                     54,454        2,659       57,113         53,522        2,572       56,094
     Other assets                           2,677            -        2,677          2,838            -        2,838
                                      ------------ ------------ ------------   ------------ ------------ ------------
          Total assets                $   360,981       19,016      375,714        403,379       16,546      419,168
                                      ============ ============ ============   ============ ============ ============
     LIABILITIES AND SHAREHOLDERS'
     EQUITY
     ------------------------------
     Accounts payable and accrued
       liabilities                    $    64,534        3,103       67,637         72,445        3,507       75,952
     Accounts payable - affiliates              -        4,283            -              -          757            -
     Other current liabilities              3,347          167        3,514          3,841          293        4,134
                                      ------------ ------------ ------------   ------------ ------------ ------------
          Total current liabilities        67,881        7,553       71,151         76,286        4,557       80,086

     Noncurrent liabilities               203,928          631      204,559        227,892          413      228,305

     Shareholders' equity                  89,172       10,832      100,004         99,201       11,576      110,777
                                      ------------ ------------ ------------   ------------ ------------ ------------
          Total liabilities and
            shareholders' equity      $   360,981       19,016      375,714        403,379       16,546      419,168
                                      ============ ============ ============   ============ ============ ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Tables in thousands of dollars)

(4)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                         Three Months Ended September 28, 1996    Three Months Ended September 27, 1997
                                         --------------------------------------   --------------------------------------
                                           Parent and         Non-                  Parent and         Non-
                                            Guarantor    Guarantor                   Guarantor    Guarantor
     Results of Operations               Subsidiaries Subsidiaries Consolidated   Subsidiaries Subsidiaries Consolidated
     ---------------------               ------------ ------------ ------------   ------------ ------------ ------------
     Net sales                           $   137,086        6,705      143,791        144,210        7,767      151,977
     Cost of goods sold                      113,540        5,936      119,476        118,710        6,715      125,425
                                         ------------ ------------ ------------   ------------ ------------ ------------
          Gross profit                        23,546          769       24,315         25,500        1,052       26,552

     Selling, general and administrative      10,200          414       10,614          9,797          315       10,112
                                         ------------ ------------ ------------   ------------ ------------ ------------
          Earnings from operations            13,346          355       13,701         15,703          737       16,440

     Interest expense (income)                 3,667           (3)       3,664          4,923           (2)       4,921
                                         ------------ ------------ ------------   ------------ ------------ ------------
          Earnings before income taxes         9,679          358       10,037         10,780          739       11,519

     Income taxes                              3,806          109        3,915          4,377           92        4,469
                                         ------------ ------------ ------------   ------------ ------------ ------------
          Net earnings                   $     5,873          249        6,122          6,403          647        7,050
                                         ============ ============ ============   ============ ============ ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Tables in thousands of dollars)

(4)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                          Nine Months Ended September 28, 1996     Nine Months Ended September 27, 1997
                                         --------------------------------------   --------------------------------------
                                           Parent and         Non-                  Parent and         Non-
                                            Guarantor    Guarantor                   Guarantor    Guarantor
     Results of Operations               Subsidiaries Subsidiaries Consolidated   Subsidiaries Subsidiaries Consolidated
     ---------------------               ------------ ------------ ------------   ------------ ------------ ------------
     Net sales                           $   312,639       23,131      335,770        351,546       19,087      370,633
     Cost of goods sold                      258,554       21,718      280,272        288,561       17,113      305,674
                                         ------------ ------------ ------------   ------------ ------------ ------------
          Gross profit                        54,085        1,413       55,498         62,985        1,974       64,959

     Selling, general and administrative      29,987        1,183       31,170         32,717        1,011       33,728
                                         ------------ ------------ ------------   ------------ ------------ ------------
          Earnings from operations            24,098          230       24,328         30,268          963       31,231

     Interest expense (income)                10,296          (17)      10,279         13,962           (5)      13,957
                                         ------------ ------------ ------------   ------------ ------------ ------------
          Earnings before income taxes        13,802          247       14,049         16,306          968       17,274

     Income taxes                              5,538          (43)       5,495          6,610           92        6,702
                                         ------------ ------------ ------------   ------------ ------------ ------------
          Net earnings                   $     8,264          290        8,554          9,696          876       10,572
                                         ============ ============ ============   ============ ============ ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Tables in thousands of dollars)

(4)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                          Nine Months Ended September 28, 1996     Nine Months Ended September 27, 1997
                                         --------------------------------------   --------------------------------------
                                           Parent and         Non-                  Parent and         Non-
                                            Guarantor    Guarantor                   Guarantor    Guarantor
     Cash Flows                          Subsidiaries Subsidiaries Consolidated   Subsidiaries Subsidiaries Consolidated
     ----------                          ------------ ------------ ------------   ------------ ------------ ------------
     Cash provided by (used in)
       operating activities              $   (31,944)       3,514      (28,430)       (21,561)       3,361      (18,200)

     Cash used in investing activities        (3,051)         (25)      (3,076)       (12,097)         (71)     (12,168)

     Cash provided by (used in)
       financing activities                   34,596       (3,486)      31,110         33,672       (3,290)      30,382
                                         ------------ ------------ ------------   ------------ ------------ ------------
     Net change in cash and cash
       equivalents                              (399)           3         (396)            14            -           14

     Cash and cash equivalents at
       beginning of period                       406            5          411             12            8           20
                                         ------------ ------------ ------------   ------------ ------------ ------------
     Cash and cash equivalents at
       end of period                     $         7            8           15             26            8           34
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

RESULTS OF OPERATIONS

     NET SALES. Net sales were $151,977,000 for the three months ended September 27, 1997, representing an increase of $8,186,000 or 5.7% as compared to $143,791,000 for the three months ended September 28, 1996. Net sales for the nine months ended September 27, 1997 increased $34,863,000 or 10.4% to $370,633,000 as compared to $335,770,000 for the same period in 1996. These increases reflected strong mattress pad, fashion bedding and blanket sales, due in part to the inclusion of the Fieldcrest blanket business acquired in 1996.

     GROSS PROFIT. The gross profit percentage for the third quarter ended September 27, 1997 increased to 17.5% from 16.9% for the third quarter of 1996. For the nine months ended September 27, 1997, the gross profit increased to 17.5% from 16.5% for the same period in 1996. The gross margin improvement resulted primarily from lower raw material costs and greater efficiencies through improved utilization of plant capacities, generated by continued capital investments in machinery and facilities. The Company also successfully continued its cost reduction initiatives.

     SG&A. Selling, general and administrative ('SG&A') expenses for the three months ended September 27, 1997 decreased to $10,112,000 from $10,614,000 for the same period in 1996, and decreased as a percentage of sales to 6.7% in the third quarter of 1997 from 7.4% for the same period in 1996. For the nine months ended September 27, 1997, SG&A expenses increased to $33,728,000 from $31,170,000 for the same period in 1996. SG&A expenses as a percentage of sales decreased to 9.1% for the nine-month period ended September 27, 1997 as compared to 9.3% for the first nine months in 1996. SG&A for the three-month period ended September 27, 1997 remained flat when compared to the same period in 1996. SG&A for the nine-month period increased when compared with the same period in 1996 due primarily to higher compensation and travel costs. These increases were due in part to the filling of new staff positions and positions which were vacant in 1996. SG&A as a percent of sales for the three and nine-month periods ended September 27, 1997 continued to improve when compared to the same periods in 1996 reflecting the Company's commitment to containing these costs.

     INTEREST. Interest expense for the third quarter of 1997 increased by $1,257,000 or 34.3% to $4,921,000 from $3,664,000 for the same period in 1996.
Interest expense for the nine months ended September 27, 1997 increased by $3,678,000 or 35.8% to $13,957,000 from $10,279,000 for the nine months ended
September 28, 1996, principally due to higher borrowings associated with seasonal inventory increases, installation of new equipment and capital improvements and increased average interest rates.

     TAXES. The effective tax rate for the three months ended September 27, 1997 decreased to 38.8% compared to 39.0% for the three months ended September 28, 1996. The effective tax rate for the nine months ended September 27, 1997 decreased to 38.8% from 39.1% for the nine months ended September 28, 1996, primarily due to lower state taxes.

     NET EARNINGS. Net earnings for the three months ended September 27, 1997 increased $928,000 or 15.2% to $7,050,000 or $.66 per share, compared to net earnings of $6,122,000 or $.58 per share for the same period in 1996. As a percentage of sales, net earnings for the three months ended September 27, 1997 increased to 4.7% from 4.3% for the same period in 1996. Net earnings for the nine months ended September 27, 1997 increased $2,018,000 or 23.6% to $10,572,000 or $.99 per share, from $8,554,000 or $.81 per share for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 27, 1997, the outstanding principal balance under the Company's $175,000,000 secured revolving credit facility was $86,350,000, with $9,861,000 committed to outstanding letters of credit, and $78,789,000 available for other needs. The increase in borrowings in the third quarter of 1997 was due primarily to the seasonal expansion of inventories and the installation of new equipment and capital improvements at our production facilities.

     The Company enters into interest rate swap agreements to minimize the risk of fluctuations in interest rates. The Company currently has interest rate swap agreements in place covering approximately $125,000,000 of indebtedness which expire in November 2000, with an average interest rate of 9.62%.

     On September 29, 1997, the Company paid a dividend of $.06 per share to shareholders of record on September 15, 1997.

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

     As previously announced by the Company in its press release dated September 11, 1997 and its Form 8-K dated September 10, 1997, on September 10, 1997, the Company, a wholly owned subsidiary of the Company ('Newco') and Fieldcrest Cannon, Inc. ('Fieldcrest') entered into an agreement pursuant to which, on the terms and subject to the conditions set forth therein, Newco will be merged with and into Fieldcrest (the 'Merger'), and Fieldcrest will thereby become a wholly owned subsidiary of the Company. The Merger, and the financing thereof, will have a significant impact on the capitalization of the Company.

GOVERNMENT REGULATIONS

     As of July 1, 1996, quota restrictions on down comforter shells imported from China were eliminated, allowing the Company to import shells on an unlimited and as-needed basis.

     Products that the Company imports from China currently receive preferential tariff treatment accorded goods from countries granted 'most favored nation' status. Under the Trade Act of 1974, the President of the United States is authorized, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for most favored nation treatment. The President has waived these provisions each year since 1979; however, no assurance can be given that China will continue to enjoy this status. Raw materials and finished products entering the United States from China without the benefit of most favored nation treatment would be subject to significantly higher duty rates. However, the Company believes that the loss of China's most favored nation status is not likely to have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

      2.1 Agreement and Plan of Merger, dated September 10, 1997, by and among Pillowtex Corporation, Pegasus Merger Sub, Inc. and Fieldcrest Cannon, Inc. (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K dated September 10, 1997, as amended, and incorporated herein by reference)

     10.1 Commitment Letter, dated September 10, 1997, by and between NationsBank of Texas, N.A. and Pillowtex Corporation, regarding the New Pillowtex Bank Facilities (filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated September 10, 1997, as amended, and incorporated herein by reference)

     10.2 Preferred Stock Purchase Agreement, dated September 10, 1997, by and among Pillowtex Corporation, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (UK) Partners III, L.P., (filed as Exhibit 10.2 to the Registrant's current report on Form 8-K dated September 10, 1997, as amended, and incorporated herein by reference)

     27        Financial Data Schedule

     99.1 Press release, dated September 11, 1997, issued by Pillowtex Corporation (filed as Exhibit 99.1 to the Registrant's current report on Form 8-K dated September 10, 1997, as amended, and incorporated herein by reference)

(b)  Reports on Form 8-K

     The following report on Form 8-K was filed during the quarter for which this report is filed:

     Current report on Form 8-K dated September 10, 1997 reporting under Item 5 of Form 8-K the Registrant's entering into an Agreement and Plan of Merger relating to the acquisition of Fieldcrest Cannon, Inc.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)               PILLOWTEX CORPORATION
BY (SIGNATURE)             /s/ Jeffrey D. Cordes
(NAME AND TITLE)           Jeffrey D. Cordes
                           President, Chief Operating Officer and Director
                           (Principal Financial and Accounting Officer)
(DATE)                     October 24, 1997

                               INDEX TO EXHIBITS

Exhibit                                                                           Method of Filing
-------                                                                    -----------------------------
 2.1   Agreement and Plan of Merger, dated September 10, 1997, by and among Pillowtex Corporation, Pegasus Merger Sub, Inc. and
       Fieldcrest Cannon, Inc. (filed as Exhibit 2.1 to the Registrant's current report on Form 8-K dated September 10, 1997, as amended, and incorporated herein by reference). . . . . . . . . . . . . . . .Previously Filed electronically

10.1   Commitment Letter, dated September 10, 1997, by and between
       NationsBank of Texas, N.A. and Pillowtex Corporation, regarding the
       New Pillowtex Bank Facilities (filed as Exhibit 10.1 to the
       Registrant's current report on Form 8-K dated September 10, 1997, as amended, and incorporated herein by reference). . . . . . . . . .Previously filed electronically

10.2   Preferred Stock Purchase Agreement, dated September 10, 1997, by and among Pillowtex Corporation, Apollo Investment Fund III,L.P.,
       Apollo Overseas Partners III, L.P., and Apollo (UK) Partners III,
       L.P., (filed as Exhibit 10.2 to the Registrant's current report on
       Form 8-K dated September 10, 1997, as amended, and incorporated herein by reference) . . . . . . . . . . . . . . . . . . . . . . . .Previously filed electronically

27     Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . .Filed herewith electronically

99.1   Press release, dated September 11, 1997, issued by Pillowtex
       Corporation (filed as Exhibit 99.1 to the Registrant's current report on Form 8-K dated September 10, 1997, as amended, and incorporated herein by reference). . . . . . . . . . . . . . . . . .Previously filed electronically































