Form 10-K
period 1998-01-03
PILLOWTEX CORP
filed 1998-04-03
CIK 896265

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________


                                  FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 3, 1998

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ____ TO ______

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

      Registrant's telephone number, including area code: (214) 333-3225
                              __________________

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                      ON WHICH REGISTERED
    -----------------------------               -----------------------
    Common Stock, $0.01 par value               New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None
                              __________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998 was $389,930,943.

As of March 20, 1998, Registrant had 14,016,422 shares of Common Stock outstanding.
                              __________________

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report to Shareholders and the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference in Parts II, III, and IV hereof.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

     UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO THE "COMPANY" INCLUDE PILLOWTEX CORPORATION AND ITS SUBSIDIARIES.


                        CAUTIONARY STATEMENT REGARDING
                          FORWARD-LOOKING STATEMENTS

     This report and other reports and statements, including those incorporated by reference herein, filed by the Company from time to time with the Securities and Exchange Commission (collectively, "Company SEC Filings") contain or may contain certain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. Any statements preceded by, followed by, or that include the words "anticipates," "believes"' "expects," "estimates," "intends," or similar expressions contained in Company SEC Filings, as well as any other statements contained in Company SEC Filings regarding matters that are not historical facts, are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

     Because such forward-looking statements are subject to various risks and uncertainties, results and values may differ materially from those expressed in or implied by such statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. The Company's shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of the document in which they are contained.

     The Company's shareholders should understand that the following important factors, in addition to those discussed elsewhere in Company SEC Filings, could affect the Company's future results and could cause results and values to differ materially from those expressed in or implied by such forward-looking statements: (i) the Company's significant leverage and debt service obligations; (ii) the restrictive covenants contained in the instruments governing the Company's indebtedness; (iii) the Company's ability to achieve certain cost savings; (iv) the Company's ability to integrate acquired operations successfully with existing operations; (v) the price and availability of raw materials used by the Company; (vi) general retail industry conditions;
(vii) the Company's ability to renew key trademark licenses; (viii) the goodwill associated with the brand names owned by the Company and the Company's ability to protect its proprietary rights in such brand names; (ix) the Company's ability to retain key customers; (x) the Company's relationships with both union and nonunion employees; (xi) the influence of significant shareholders of the Company; (xii) the Company's dependence on key management personnel; and
(xiii) the seasonality of the Company's business. The foregoing factors are discussed in greater detail under the caption "Risk Factors" in each of the Joint Proxy Statement/Prospectus forming a part of the Company's Registration Statement on Form S-4 (No. 333-36663) and the Prospectus forming a part of the Company's Registration Statement on Form S-4 (No. 333-46209).


                                        PART I

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

     On December 19, 1997, a wholly owned subsidiary of the Company was merged with and into Fieldcrest Cannon, Inc. ("Fieldcrest"), whereupon Fieldcrest became a wholly owned subsidiary of the Company. Since the consummation of such merger (the "Fieldcrest Merger"), the Company has disposed of certain non-core business assets of Fieldcrest for approximately $38.7 million in cash. The Company plans to continue to evaluate certain Fieldcrest properties and lines of business unrelated to its core home textile business of towels, bath rugs, sheets and fashion bedding and expects to enter into additional agreements for the disposal of such properties and businesses. See "- Products - Traditional Fieldcrest Product Lines - Disposition of Certain Non-Core Business Assets."

     On January 20, 1998, the Company announced that it was consolidating its four blanket production locations into two facilities in Swannanoa, North Carolina and Westminster, South Carolina. In connection with such consolidation, the Company intends to close certain facilities operated by its subsidiaries, Manetta Home Fashions, Inc. and Tennessee Woolen Mills, Inc.

GENERAL

     The Company, founded in 1954, is a leading North American designer, manufacturer, and marketer of home textile products, offering a full line of bed pillows, sheets, blankets, mattress pads, down comforters, towels, bath rugs, and other home textile products. The Company markets to major mass merchants, department stores, and specialty retail stores, providing its customers a centralized "one-stop" source for their home textile merchandise. The Company also markets products to wholesale clubs, catalog merchants, and institutional distributors.

COMPETITIVE STRENGTHS

     The Company's management team believes the following competitive strengths enhance the Company's position in the marketplace:

          - INDUSTRY LEADING BRANDS: As a result of the Fieldcrest Merger, the Company owns some of the most recognizable brand names in the industry, including Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-, Fieldcrest-Registered Trademark-, Royal Family-Registered Trademark-, Caldwell-Registered Trademark-, Charisma-Registered Trademark-, St. Mary's-Registered Trademark-, and Touch of Class-Registered Trademark-. Furthermore, through licensing agreements, the Company currently has rights to manufacture and, in some instances, market certain bedding products under such well-known brands as Ralph Lauren, Disney's Mickey UNLIMITED-Registered Trademark-, Mickey's Stuff for Kids-Registered Trademark-, and Mickey & Co.-Registered Trademark-, Comforel-Registered Trademark-, Adrienne Vittadini-Registered Trademark-, Ellen Tracy-Registered Trademark-, and Waverly-Registered Trademark-. This diverse portfolio of premier brand names allows the Company to differentiate its products from those of its competitors and provides distinct brand names for different channels of retail distribution and for different price points. These brand names also enable the Company to assist its customers in coordinating their product offerings and differentiating such offerings from those of their competitors.

          - STRONG CUSTOMER RELATIONSHIPS: The Company has established relationships with the top home textile retailers in North America. The Fieldcrest Merger has enhanced these relationships, providing the Company's customers the benefits of a true "one-stop" source for bed and bath products. These strong relationships create a stable base from which the Company can pursue future business and new product introductions.

          - CREATIVE MERCHANDISING STRATEGIES: Historically, both the Company and its recently acquired Fieldcrest subsidiary have maintained creative partnerships with their customers, including extensive merchandising programs, that have resulted in the creation of successful new products, product mix strategies, point-of-sale concepts, and advertising campaigns. Retail customers are increasingly demanding exclusive or specially designed product lines to differentiate their product offerings from those of other retailers and to implement price tiering in order to achieve higher margins. The Company will continue this collaboration with its retail customers to design products and marketing programs responsive to individual customer's needs.

          - LOW COST OPERATING CAPABILITIES: As a result of its continued emphasis on cost-containment and capital expenditures to obtain greater plant efficiencies, the Company is a low cost producer of bed pillows, blankets, down comforters, and mattress pads in the home textile industry. The Fieldcrest Merger provides the Company with efficient, low cost towel and bath rug production capabilities, including a new, state-of-the-art towel production facility. In addition, the Company has emphasized a low cost of operations, creating a competitive advantage by operating with one of the lowest SG&A expenses, as a percentage of sales, in the industry.
     The Company believes that significant opportunities exist to improve this competitive position by lowering Fieldcrest's SG&A costs as a percentage of sales to the Company's historic levels.

BUSINESS STRATEGY

     The Company's strategic objectives are to capitalize on its industry leading position by leveraging the strength of its brand names, customer relationships, and operational capabilities across its comprehensive array of product offerings. The Company's strategic focus will be as follows:

          - CAPITALIZE ON INDUSTRY LEADING POSITION: The Company will focus on leveraging its market leadership by implementing sales and marketing programs designed to facilitate a customer-driven "pull" strategy. By cross-marketing its various products using the Company's strong brand names, the Company will create enhanced product value and facilitate greater differentiation of its products from those of its competitors.

          - DEVELOP THE PREMIER "ONE-STOP SHOP" FOR HOME TEXTILES: The breadth of the Company's product lines provides it with a significant competitive advantage as it can offer its retailer customers a centralized "one-stop" purchasing source for their home textile merchandise. The Company's extensive assortment of home textile products includes fashion and utility bedding, as well as a full line of bath products. The Company will exploit its position as a "one-stop" purchasing source by continuing its practice of offering broad product assortments across diverse product lines, thereby offering retailers a central source from which to efficiently and effectively purchase their home textile items.

          - FURTHER STRENGTHEN CUSTOMER RELATIONSHIPS: The Company has a long history of strong customer relationships with the top retailers in the United States and Canada. The Company has developed these relationships by providing value-added services, such as innovative marketing and cross-merchandising capabilities. The Company believes that the value of such services to retailers will be increased significantly by combining the Company's traditional product lines with the traditional product lines of Fieldcrest in a centralized purchasing source and utilizing the Fieldcrest portfolio of brand names across all such product lines. The Company will also increase the use of marketing and cross-merchandising services in connection with the traditional Fieldcrest products, creating opportunities for added sales and providing retailers with more opportunities to differentiate their product offerings from those of their competitors.

          - ENHANCE OPERATIONAL EFFICIENCIES: The Company will continue to focus on reducing its manufacturing cost structure by rationalizing its current operations and investing in automation, equipment modernization, process improvements, and system controls throughout all aspects of its business. The Company's management believes that significant opportunities exist to improve production efficiency through capital investment, improved operational logistics, selective outsourcing, and increased utilization of information systems. The Company intends to make capital expenditures in excess of $240.0 million over the next several years, principally to modernize the acquired Fieldcrest sheet and certain towel manufacturing facilities through the addition of new machinery and equipment. The Company anticipates that approximately $100.0 million in capital expenditures will be made in fiscal 1998.

          - REALIZE SIGNIFICANT COST SAVINGS: The Company estimates that it will realize approximately $21.6 million of annual cost savings as a result of the Fieldcrest Merger. These cost savings are comprised of approximately $20.3 million of savings from the elimination of duplicate staff salaries and approximately $1.3 million of savings from the elimination of duplicative corporate expenses. In addition, the Company expects to realize significant ongoing cost savings, including at least $8.4 million to be realized during fiscal 1998, as follows: (i) $0.9 million by eliminating other redundant cost functions; (ii) $2.0 million by improving procurement efficiencies by exploiting the combined company's purchasing power; (iii) $3.0 million by reducing trade advertising; (iv) $1.0 million by rationalizing and streamlining operations; and (v) $1.5 million by reducing the use of outside consultants.

PRODUCTS

TRADITIONAL PILLOWTEX PRODUCT LINES

     GENERAL. The Company originally expanded its historic pillow operations to include blankets through the acquisition of Manetta Mills, Inc. in August 1993 and Tennessee Woolen Mills, Inc. in September 1993. In addition, in December 1994, the Company acquired substantially all of the assets of Beacon Manufacturing Company ("Beacon"), a manufacturer of cotton and synthetic blankets and throws. The Company expanded its manufacturing operations into Canada through the acquisition of Torfeaco Industries, Ltd. ("Torfeaco"), a manufacturer of fashion and synthetic bedding products, in December 1993, and Imperial Feather Company ("Imperial"), a manufacturer of bedding products, including natural fill and synthetic bed pillows, down comforters, and comforter covers, in August 1994. In 1996, the

Company acquired certain assets from Fieldcrest's blanket operations, including a large number of newer, more efficient looms that have been installed at the Company's other blanket facilities. For a brief description of the Company's recently announced consolidation of its blanket operations, see "- Recent Developments."

     The combination of its historic pillow operations with the acquired top-of-the-bed product lines enabled the Company to build its traditional business around four utility bedding product lines that have a low risk of obsolescence. These include bed pillows (including natural fill, synthetic fiber fill, and latex), blankets (including cotton, wool blends, acrylic and polyester blankets, and throws), down comforters, and mattress pads (including thread quilt, sonic quilt and convoluted foam). The Company's traditional product lines also include other bedroom textile furnishings, such as comforter covers, featherbeds, pillow protectors, decorative pillows, bedspreads, synthetic comforters, pillow shams, dust ruffles, and window treatments.

     BED PILLOWS. The Company believes that it is a leading manufacturer and marketer of bed pillows in North America. Pillowtex produces and markets a broad line of traditional bed pillows, as well as specially designed bed pillows such as the BedMate-Registered Trademark- body pillow and Great Shapes-Registered Trademark- pillows, including Euro Square, U-Neck and Neck Roll. The Company offers products at various levels of quality and price, from synthetic pillows sold at retail prices as low as $4 to fine white goose down pillows sold at a retail price of up to approximately $185.

     The Company believes that it is a leading feather and down pillow manufacturer in North America, offering products filled with quality goose and duck down, or blends of feather and down, in a range of grades. These materials, known as "natural fill," are noted for their loft and resiliency.

     The Company also manufactures and markets a full line of bed pillows featuring staple (cut and crimped), tow (continuous filament), and cluster (individual ball) synthetic fiber fills. The Company believes that it is a leading supplier of premium synthetic and latex bed pillows in North America.

     BLANKETS. The Company believes that it is a leading producer of blankets in North America, manufacturing woven and nonwoven conventional and thermal weave blankets and throws in a wide assortment of fibers, including cotton, wool blend, acrylic, and polyester. The Company is the exclusive supplier in North America of blankets for Ralph Lauren. The Company has a strong presence in the infant blanket market with products ranging from nonwoven receiving blankets, to jacquard throws, to the finest Supima-Registered Trademark- cotton crib blanket. The Company also designs and manufactures a full line of decorative cotton and acrylic jacquard throws.

     DOWN COMFORTERS. The Company was a pioneer in marketing down comforters in the United States, and the Company believes that it is a leading manufacturer and marketer of down comforters in North America. Down comforters have become increasingly popular for both their insulation and fashion qualities, selling well in both warm and cool climates. They sell at department stores at prices ranging from $70 to approximately $400. Increasingly popular higher end comforters typically offer more down fill, sport higher thread count shells, and feature more appealing "surface interest," such as damask dots, stripes, and checks.

     MATTRESS PADS. The Company believes that it is a leading manufacturer and marketer of mattress pads in North America, producing and marketing a complete line of mattress pads, including sizes for adults and children, natural and synthetic filled, flat, and fitted as well as its skirted Adjust-A-Fit-Registered Trademark- mattress pad, an adjustable fit mattress pad made with Lycra-Registered Trademark-, a multidirectional stretch material produced by E.I. DuPont de Nemours & Co. ("DuPont"). The Adjust-A-Fit-Registered Trademark-mattress pad correctly fits a broad range of mattress thicknesses, including pillow top mattresses.

     OTHER BEDROOM TEXTILES. The Company offers a variety of other complementary bedroom textile products, including comforter covers, featherbeds, pillow protectors, synthetic fill comforters, decorative pillows, pillow shams, dust ruffles, and window treatments. These products represent a source of additional profitability as "add-on" sales for retailers.

TRADITIONAL FIELDCREST PRODUCT LINES

     GENERAL. With its recent acquisition of Fieldcrest, the Company expanded its operations to include the traditional Fieldcrest product lines. These product lines include towels, bath rugs, sheets and fashion bedding.

Fieldcrest's products are sold under such brand names as Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-, Fieldcrest-Registered Trademark-, Royal Family-Registered Trademark-, Charisma-Registered Trademark-, and St. Mary's-Registered Trademark-.

     TOWELS. Fieldcrest's bathroom textile products include bath, hand, and fingertip towels, washcloths, and bath mats. Royal Velvet-Registered Trademark-, Fieldcrest-Registered Trademark-, Cannon-Registered Trademark-, Charisma-Registered Trademark-, and St. Mary's-Registered Trademark- are well-known, high quality towel brand names, providing Fieldcrest with a strong market position in key sectors of the North American market. Fieldcrest is also recognized as the color leader in the towel industry as it markets 40 colors in its Royal Velvet-Registered Trademark- franchise. In the marketplace, Fieldcrest differentiates its towels by using fine ring spun cotton yarns to produce Royal Velvet-Registered Trademark- towels and pima cotton yarns for Charisma-Registered Trademark- towels. The towel line includes solid color cam and dobby towels, woven stripes, and fancy jacquards, as well as printed towels. Retail prices of Fieldcrest's towels range from $1.84 for a 25-inch by 42-inch solid color towel to approximately $25.00 for a 30-inch by 52-inch Charisma-Registered Trademark- towel made of Supima-Registered Trademark-cotton.

     BATH RUGS. Fieldcrest markets a variety of bath and accent rugs in conjunction with its towel offering. Sizes range from 18-inches by 30-inches to 50-inches by 30-inches. These products are marketed under the Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-, Fieldcrest-Registered Trademark-, Royal Family-Registered Trademark-, and Charisma-Registered Trademark- brands, as well as private labels. Retail prices for bath rugs range from $4.99 to approximately $35.00.

     SHEETS AND FASHION BEDDING. Fieldcrest produces a wide variety of sheets, ranging from a 128-thread count sheet of blended cotton and polyester to top-of-the-line 310-thread count 100% pima cotton sheets. Its principal brand names for this product line include Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-, Fieldcrest-Registered Trademark-, and Charisma-Registered Trademark-. Among Fieldcrest's sheeting strengths are solid color sheets with coordinating decorative bedding accessories. In addition to sheets, Fieldcrest's fashion bedding products consist of matching comforters, duvet covers, and pillow shams along with coordinated ruffled or pleated bed skirts. Retail prices of Fieldcrest's sheets start at approximately $6.99 for a twin size, 128-thread count sheet set and extend to approximately $150.00 for a king size, 310-thread count Charisma-Registered Trademark- sheet. Comforters are sold at retail prices as low as $19.99 for a solid color twin size to approximately $450.00 for a king size Charisma-Registered Trademark- comforter.

     DISPOSITION OF CERTAIN NON-CORE BUSINESS ASSETS. Prior to January 1998, Fieldcrest marketed shower curtains and ceramic bath accessories as complementary bath products for its towel and bath rug product lines. In January 1998, the Company entered into a license agreement with Ex-Cell Home Fashions, Inc. ("Ex-Cell"), pursuant to which the Company granted Ex-Cell an exclusive, world-wide license to manufacture, sell, and distribute shower curtains and bath accessories under the Fieldcrest family of brands, including Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-, Fieldcrest-Registered Trademark-, Charisma-Registered Trademark-, and Touch of Class-Registered Trademark-. The license agreement requires royalty payments to the Company based upon product sales, including payments of minimum annual royalties, and is for an initial term of five years with up to two optional renewal terms of five years each.

     Prior to March 1998, Fieldcrest also manufactured and marketed a full line of ready-made furniture coverings through its SureFit-Registered Trademark-operations. In March 1998, the Company sold Fieldcrest's SureFit-Registered Trademark- operations.

     For additional information regarding the Company's disposition of certain non-core business assets of Fieldcrest, see "- Recent Developments."

MARKETING, SALES, AND DISTRIBUTION

     The Company markets its products to major mass merchants, department stores, and specialty retail stores, as well as to wholesale clubs, catalog merchants, and institutional distributors.

     The Company's top ten customers accounted for approximately 66% of its total sales in fiscal 1997. The top ten customers of Fieldcrest, which was acquired by the Company in December 1997, accounted for approximately 55% of Fieldcrest's total sales for its 1997 fiscal year. Wal-Mart Stores, Inc. (including Wal-Mart and Sam's Club stores) ("Wal-Mart") and Dayton Hudson Corporation (including Mervyn's, Marshall Field's, and Target Stores) accounted for 14% and 13%, respectively, of the Company's total sales in fiscal 1997; no other customer accounted for more than 10% of the Company's total sales in fiscal 1997. Wal-Mart was Fieldcrest's largest customer in 1997, representing approximately 25% of Fieldcrest's total sales for its 1997 fiscal year; no other customer accounted for more than 10% of Fieldcrest's total sales in 1997. Consistent with industry practice, the Company (including its Fieldcrest subsidiary) generally does not operate under long-term written supply contracts with its customers.

     As a supplement to its primary distribution channels, the Company's Fieldcrest subsidiary operates retail outlet stores which sell Fieldcrest's products directly to customers. These stores sell both first quality merchandise and seconds or "off-goods" at competitive retail prices and are typically located in regions which are not served by Fieldcrest's primary customers. The Company believes that Fieldcrest's retail outlet stores provide an effective channel for the distribution of second quality merchandise and enhances its distribution of first quality products in regions where consumers would not otherwise have access to Fieldcrest's products. Total sales at Fieldcrest's retail outlet stores were $42.0 million or 4% of Fieldcrest's total sales for its 1997 fiscal year.

     The use of the Fieldcrest brand names is segmented by distribution channel in order to solidify the perceived value of such brands and maintain their integrity. Royal Velvet-Registered Trademark-, Fieldcrest-Registered Trademark-, and Royal Family-Registered Trademark- brand name bed and bath products are distributed primarily to leading department stores, specialty home furnishing stores, and catalog merchants. St. Mary's-Registered Trademark- and Cannon-Registered Trademark- brand name bed and bath products are distributed through mass merchants. The Fieldcrest brand names are supported with national consumer advertising. Fieldcrest also utilizes private brands through large chain stores and also sells a smaller amount of unbranded products to institutional and government customers. Approximately 95% of Fieldcrest's total sales for its 1997 fiscal year were derived from products carrying Fieldcrest brand names.

     The Company's current international business is concentrated in Canada, although it also sells in Mexico, Latin America, and overseas. The Company's acquisition of Torfeaco in 1993 and of Imperial and Beacon in 1994, greatly enhanced the Company's market position in Canada and its relationships with important Canadian retailers.

     The Company's relationship with the Polo Ralph Lauren Corporation began in 1987 and the Ralph Lauren brand name is among the Company's most important licensed trademarks. The Company holds an exclusive license for pillows, blankets, down comforters, and mattress pads in North America, and a non-exclusive license to manufacture, and in certain cases to sell, a variety of fashion bedding products in such territory. Ralph Lauren products are sold worldwide to fine department and specialty stores.

     In order to maximize product exposure and increase sales, the Company works closely with its major customers to assist them in merchandising and promoting the Company's products to the consumer. In addition to frequent personal consultation with the employees of such customers, the Company meets periodically with the senior management of such customers to develop jointly merchandising programs, new products, product mix strategies, point-of-sale concepts, and advertising campaigns specifically tailored to that customer's needs. The Company also provides its customers merchandising assistance with store layouts, fixture designs, point-of-sale displays, and advertising materials.

     The Company's electronic data interchange system allows customers to place, and allows the Company to fill, track and bill, orders by computer. This system enables the Company to ship products on a "quick response" basis.

     The Company generally employs salespeople who have many years of industry experience. Most sales people are compensated with a combination of salary and discretionary or performance-oriented bonus. Certain Ralph Lauren products are sold by the Ralph Lauren sales force.

TRADEMARKS AND LICENSE AGREEMENTS

     The Company markets its products under its own proprietary trademarks, trade names, and customer-owned private labels, as well as certain licensed trademarks and trade names. The Company uses trademarks, trade names, and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

     The Company owns various trademarks and trade names, such as Beacon-Registered Trademark-, Nettle Creek-Registered Trademark-,
Softie-Registered Trademark-, Globe-Registered Trademark-, and
BedMate-Registered Trademark-, as well as the recently acquired Fieldcrest portfolio of names. The Fieldcrest names include Royal

Velvet-Registered Trademark-, Cannon-Registered Trademark-,
Fieldcrest-Registered Trademark-, Royal Family-Registered Trademark-, Caldwell-Registered Trademark-, Charisma-Registered Trademark-, St. Mary's-Registered Trademark-, and Touch of Class-Registered Trademark-. The Company regards its trademarks and trade names as valuable assets and vigorously protects them against infringement.

     The Company holds the exclusive license for the highly regarded Ralph Lauren trademark for pillows, blankets, down comforters, and mattress pads in the United States and Canada. In addition, the Company holds a non-exclusive license to manufacture, and in certain cases sell, a variety of fashion bedding products under the Ralph Lauren trademark in the United States, Canada, and Mexico. The Company's licenses with Polo Ralph Lauren Corporation expire on June 30, 1998. The Company has a long-standing relationship with Polo Ralph Lauren Corporation and has no reason to believe that such licenses will not be renewed. However, there can be no assurance that, upon their expiration, the Company will be able to renew such licenses on acceptable terms.

     The Company also manufactures and sells various goods, including pillows, blankets, and throws under non-exclusive license agreements with The Walt Disney Company for the standard Disney characters, including Mickey Mouse, Minnie Mouse, and Donald Duck, as well as other characters and film properties such as Winnie the Pooh and the Lion King.

     In addition, the Company's Fieldcrest subsidiary utilizes license agreements with Waverly-Registered Trademark-, Adrienne Vittadini-Registered Trademark-, Court of Versailles-Registered Trademark-, Ellen Tracy-Registered Trademark-, and others.

PRODUCT DEVELOPMENT

     The Company's product development staff creates and develops products with new or superior performance characteristics in cooperation with various outside sources, including its suppliers and customers. The Company believes that this ability is an important competitive advantage. As a result, the Company commits time and resources to identifying new materials, designs, and products from a variety of domestic and international vendors.

     In addition to internal product development, the Company's acquisitions, such as the acquisition of Fieldcrest, have expanded its product lines and enhanced its manufacturing and other resources available for developing existing and new product lines.

MANUFACTURING, RAW MATERIALS, AND IMPORTS

TRADITIONAL PILLOWTEX PRODUCT LINES

       MANUFACTURING AND DISTRIBUTION

     GENERAL. The Company operates an extensive network of facilities in Texas, California, Illinois, Mississippi, North Carolina, Pennsylvania, South Carolina, Tennessee, and Toronto, Canada in connection with the manufacture and distribution of the Company's traditional bed pillow, blanket, down comforter, and mattress pad product lines. This nationwide manufacturing and distribution network enables the Company to ship bed pillows, blankets, comforters, and mattress pads cost effectively to all major cities in North America.

     BED PILLOWS. The hub of the network for bed pillows (as well as comforters) is located in Dallas, Texas, where the Company operates what it believes to be the largest feather and down processing facility in North America, producing significant economies of scale. Feather and down are processed by state-of-the-art computerized washing and sorting equipment and are sorted into a variety of mixtures and grades used in manufacturing natural fill pillows and comforters. The raw materials are shipped, along with imported products, to the Company's regional facilities for final assembly and distribution to customers. The Company also operates an automated sewing facility in Dallas, Texas, where high speed, computerized machines cut and sew fabric into pillow shells.

     Many of the Company's regional manufacturing facilities produce natural fill and synthetic fill pillows. Natural fill pillows are assembled by blowing processed feather and down into the pillow shell and sewing the open seam closed. Synthetic fill pillows are produced on machines known as garnets that pull, comb, and expand compressed polyester fibers. Once expanded, the fibers are inserted into a pillow shell and the open seam is sewn shut.

     BLANKETS. The Company produces blankets and spins yarn at manufacturing facilities in North Carolina, South Carolina, and Tennessee. These plants provide full vertical production capability, including spinning, weaving, dyeing, and finishing. For a brief description of the Company's recently announced consolidation of its blanket operations, see "- Recent Developments."

     DOWN COMFORTERS. The Company's line of natural fill comforters are manufactured by the Company at its California, Illinois, Mississippi, Pennsylvania, and Toronto, Canada locations using processed down from the Dallas facility.
     MATTRESS PADS. Mattress pads are manufactured at the California, Mississippi, Pennsylvania, and Toronto, Canada facilities by two automated methods. The traditional quilt sewing method uses high speed equipment that sews the top, bottom and fill material together. The sonic method fuses the top, bottom, and fill material together.

       RAW MATERIALS AND IMPORTS

     The principal raw materials that the Company uses in manufacturing its traditional bed pillow, blanket, down comforter, and mattress pad product lines are: feather and down; synthetic (polyester and acrylic), cotton and wool fibers; and cotton and polyester-cotton blend fabrics.

     The Company imports feather and down from several sources outside the United States. A majority of such purchases are from the People's Republic of China ("China"), where feather and down are by-products of ducks and geese raised for food. The Company is generally able to purchase feather and down from its suppliers in China on open credit terms without letters of credit.

     The Company purchases its Adjust-A-Fit-Registered Trademark- mattress pad Lycra-Registered Trademark- skirting from DuPont. Because of DuPont's patent on Lycra-Registered Trademark-, it is the exclusive supplier for this material.
The Company believes that the risk that DuPont will cease to manufacture and sell Lycra-Registered Trademark- to the Company is minimal.

     The Company purchases synthetic fiber from, among others, DuPont, Wellman, Inc., Monsanto Company, Cytec Industries Inc., Hoechst Celanese Textile Fibers, and Kanematsu U.S.A. Inc. To reduce the effect of potential price fluctuations, the Company makes commitments from time to time for future purchases of synthetic and natural fibers.

     The Company uses fabric purchased from third parties in the production of pillow shells, comforter covers, and various other products. Although the Company believes that fabric is a commodity-type product that is available from numerous sources, the Company currently purchases large quantities of pillow ticking fabric from a single supplier, Santee Print Works, to control costs and quality. Consistent with industry practice, the Company and Santee Print Works have not entered into a long-term supply contract. However, to reduce the effect of potential price fluctuations the Company makes commitments from time to time for future purchases from Santee Print Works.

     The Company imports the majority of its comforter shells from China, Hong Kong, and India. As of July 1, 1996, quota restrictions on comforter shells from China were eliminated, allowing the Company to import shells on an unlimited and as-needed basis.

TRADITIONAL FIELDCREST PRODUCT LINES

       MANUFACTURING AND DISTRIBUTION

     GENERAL. The Company's recently acquired Fieldcrest subsidiary operates 14 principal facilities in the United States: nine in North Carolina, two in Alabama, one in Georgia, one in New York, and one in Virginia. Generally, each of these facilities produces finished products and ships them directly to the customer.

     TOWELS. Fieldcrest produces bath towels at its facilities in Alabama, Georgia, North Carolina, and Virginia. Cotton and synthetic fibers are spun into yarn utilizing Fieldcrest's spinning capacity and, then, woven into fabric or greige cloth. The greige cloth is finished, dyed, cut, and sewn into finished towel products. Fieldcrest's Fieldale, Virginia facility generally produces the higher quality, department and specialty stores' products. The Columbus, Georgia and Phenix City, Alabama facilities generally support Fieldcrest's mass merchant business segment. The

Kannapolis, North Carolina facility is capable of producing both types of products and, as a result, is used to support both segments.

     BATH RUGS. Bath rugs are produced in Fieldcrest's Scottsboro, Alabama facility. Tufted yarn is punched into fabric and cut into a uniform height. A latex coating is applied to the underside of the fabric to hold the fibers. The product is dyed, cut, and finished.

     SHEETS AND FASHION BEDDING. Bed sheet products are produced in Fieldcrest's facilities in the Kannapolis, North Carolina area. As with Fieldcrest's towel operations, these facilities provide the full range of Fieldcrest's sheet products for substantially all channels of distribution. Cotton and synthetic fibers are spun into yarn and woven into greige cloth for finishing, dyeing, cutting, and sewing. In late 1995, however, Fieldcrest outsourced certain yarn production and closed two operations to take advantage of certain cost savings made available by a supplier of yarn. In an effort to maximize cost savings, the Company intends to review Fieldcrest's trend toward outsourcing certain manufacturing and corporate functions on a case by case basis. The Company presently intends to continue Fieldcrest's outsourcing practices in areas that appear to result in reduced operating costs, such as in sheeting yarn spinning, and may increase or curtail the use of outsourcing in spinning and other areas based on future cost and other considerations, although the potential impact of any future outsourcing decisions on the Company's operating results cannot be determined at this time.

     Fieldcrest produces comforters and other decorative bedding products such as pillow shams and decorative pillows at its Eden and Laurel Hill, North Carolina facilities. Finished cloth generally is supplied by Fieldcrest's bed sheet operations. The cloth is cut, polyester fiber-fill is inserted, and the product is sewn and packaged for shipment to retail customers.

       RAW MATERIALS AND IMPORTS

     The basic raw materials used in manufacturing the traditional Fieldcrest product lines are cotton and synthetic fibers. These materials are generally available from a wide variety of sources, and no significant shortage of such materials is currently anticipated. Domestic cotton merchants are Fieldcrest's primary source of cotton, and domestic fiber producers are Fieldcrest's primary source of synthetic fibers. Fieldcrest uses significant quantities of cotton which is subject to ongoing price fluctuations. Fieldcrest in the ordinary course of business may arrange for purchase commitments with vendors for future cotton requirements.

MISCELLANEOUS

     The Company (including Fieldcrest) has established quality control programs that are designed to assure that its products meet predetermined quality standards established both internally and by its customers. The Company devotes significant resources to support its quality improvement efforts. Each manufacturing facility is staffed with a quality control team that identifies and resolves quality issues. The Company attempts to maintain close contact with customer quality control or other appropriate personnel to assure that the Company understands the customer's requirements. The Company also has programs with its major suppliers to assure the consistency of purchased raw materials by imposing strict standards and materials inspection, and requiring rapid response to the Company's complaints.

     Management of the Company believes that its relationships with its suppliers are generally good.

SEASONALITY

     The Company's business is subject to a pattern of seasonal fluctuation. Historically, the Company's sales and earnings from operations are greater during the second half of the year and the Company's needs for working capital increase in the second half of the year, causing the Company's total debt levels to peak in the third and fourth quarters and fall off again in the first quarter of the following year. The amount of the Company's sales generated during the second half of the year generally has depended upon a number of factors, including the level of retail sales for home textile furnishings during the fall and winter, weather conditions affecting the level of sales of down comforters and blankets (which are sold in greater quantities in cold weather), general economic conditions, and other factors beyond the Company's control.

     Similarly, the Company's recently acquired Fieldcrest subsidiary historically has had greater sales volume in the last three quarters of the calendar year than in the first calendar quarter and, accordingly, its operating performance in the first quarter has been less favorable than operating performance in the last three quarters.

COMPETITION

     The Company participates in a highly competitive industry. The Company competes with a number of established manufacturers, importers, and distributors of home textile furnishings, some of which have greater financial, distribution, and marketing resources. The Company competes on the basis of price, quality, brand names, and service. See "-Competitive Strengths" and "-Business Strategy."

GOVERNMENT REGULATION

     The Company is subject to various federal, state, and local environmental laws and regulations governing the discharge, storage, handling, and disposal of various substances, including provisions of the California Health and Safety Code pertaining to air quality management. The Company is also subject to federal and state laws and regulations that requires certain of its products to bear product content labels containing specified information, including their place of origin and fiber content. In addition, the Company's operations are governed by a variety of federal, state, local, and foreign laws and regulations relating to worker safety and health, advertising, importing and exporting, and other matters applicable to businesses in general. All laws and regulations are subject to change, and the Company cannot predict what effect, if any, changes in laws and regulations might have on its business.

BACKLOG

     The amount of the Company's backlog orders at any particular time is affected by a number of factors, including seasonality and scheduling of the manufacturing and shipment of products. In general, the Company's electronic data interchange and "quick response" capabilities have resulted in shortened lead times between submission of purchase orders and delivery and lowered the level of backlog orders. Consequently, the Company believes that the amount of its backlog is not an appropriate indicator of levels of future production.

EMPLOYEES

     As of February 28, 1998, the Company had approximately 14,150 employees, including approximately 10,400 employees of Fieldcrest.

     The Company is currently subject to the following collective bargaining agreements:

                                                                                                     Number of       Number of
                                                                                                     Eligible        Covered
                     Union                         Location Covered              Expiration          Employees       Employees
----------------------------------------------     ------------------------    --------------      -------------   -------------
 Union of Needletrades, Industrial and Textile     Columbus, Georgia              01/06/00             1,214             707
    Workers

 Union of Needletrades, Industrial and Textile     Eden, North Carolina           01/06/00              484              241
    Workers

 Union of Needletrades, Industrial and Textile     Fieldale, Virginia             01/06/00              968              375
    Workers

 Union of Needletrades, Industrial and Textile     Toronto, Ontario, Canada       02/28/00              227              187
    Workers

 United Auto Workers                               Tunica, Mississippi            08/01/99              301              113


 Warehouse, Mail Order, Office, Technical          Chicago, Illinois              02/01/00              156              127
    and Professional Employees (Teamsters)

     Since 1991, the Union of Needletrades, Industrial and Textile Workers ("UNITE") has campaigned to organize approximately 5,500 additional hourly workers at five Fieldcrest plants, including Fieldcrest's main manufacturing facility in Kannapolis, North Carolina. Fieldcrest has opposed UNITE's organizing efforts. Although a majority of employees at these plants has previously voted not to select UNITE as a bargaining representative, the results are subject to legal challenge. There can be no assurances as to whether or when the results of such election will be certified or a new election will be scheduled. It is impossible to predict the effect, if any, a lengthy continuation of another organizing campaign will have on the productivity of the Fieldcrest workforce.

     The Company believes that its relationships with both its union and non-union employees are generally good.

YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results by or at the Year 2000. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

     The Company is reliant on computer-based technology and utilizes a variety of proprietary and third party applications in connection with its electronic data interchange system as well as for various administrative functions. Beginning in April, 1995, the Company undertook an assessment of the effect of the Year 2000 issue on the Company's operations. Shortly thereafter, a team consisting of personnel from various departments within the Company (the "Year 2000 Compliance Team") was established and charged with identifying and evaluating Year 2000-related compliance issues, proposing solutions, estimating the cost of the implementation thereof, and communicating its determinations to the Company's senior management and Board of Directors.

     The Year 2000 Compliance Team has developed a compliance program. The Year 2000 Compliance Team is responsible for overseeing the implementation of such compliance program, including ensuring the compliance of software and other date sensitive products purchased for use by the Company.

     Pursuant to the Company's Year 2000 compliance program, the Company has examined or will examine its proprietary software applications. All such applications that relate to a critical function and are not Year 2000 compliant are expected to be converted or replaced. In addition, a strategy has been instituted to identify and address Year 2000 issues affecting third-party software applications. That process includes contacting all third-party providers to secure appropriate representations to the effect that Year 2000 issues associated with the software provided by them to the Company have been or will be timely addressed. The Company continues to develop contingency plans as to material third-party software applications used by the Company in respect of which the Company does not receive adequate compliance assurances within a reasonable time period prior to December 31, 1999.

     Barring unforeseen events, the Company anticipates completing corrective measures as to most of its proprietary software applications and completing a comprehensive, integrated test of a substantial amount of its main-frame and mid-range computer systems (hardware, software, network components, interfaces, and third-party software applications) no later than mid-1999. The Company anticipates that a subsequent test would be instituted to deal with third-party software applications, if any, that are expected to first achieve compliance after such time.

     To date, the Company's Year 2000 compliance program is on schedule and on budget. The Company does not believe that Year 2000 issues (including costs of the Company's compliance program) will have a material adverse effect on the Company's financial position or results of operations, though no assurance can be given in this regard.

     Notwithstanding that the Company has been proceeding diligently with the implementation of its own compliance program, including aspects thereof directed to ascertaining Year 2000 compliance by third parties, with which the Company has commercial relationships (including software, data processing, and other vendors), there can be no assurance that the Company's operations will not experience disruptions due to the failure of such third parties to become fully Year 2000 compliant in a timely manner.

ITEM 2.  PROPERTIES

     The following table summarizes certain information concerning certain of the facilities used by the Company in connection with the manufacture and distribution of the traditional Pillowtex product lines:

                                                                                                          Approx.        Owned/
          Location                                           Principal Use                              Square Feet      Leased
 --------------------------           --------------------------------------------------------          -----------      ------
 Dallas, Texas                        Headquarters and feather and down processing                          104,000      Owned
 Dallas, Texas                        General administration, manufacturing, and distribution               150,000      Owned
 Los Angeles, California              Manufacturing and distribution                                        320,000      Leased
 Chicago, Illinois                    Manufacturing and distribution                                        121,000      Owned
 Tunica, Mississippi                  Manufacturing and distribution                                        288,000      Owned
 New York, New York                   Principal sales office and showroom                                    12,500      Leased
 Asheville, North Carolina            Warehouse                                                             117,000      Leased
 Asheville, North Carolina            Warehouse                                                             254,000      Leased
 Monroe, North Carolina*              Manufacturing and distribution                                        288,000      Leased
 Newton, North Carolina               Manufacturing and distribution                                        297,000      Leased
 Rocky Mount, North Carolina          Manufacturing and distribution                                        139,000      Owned
 Rocky Mount, North Carolina          Manufacturing and distribution                                         78,000      Leased
 Swannanoa, North Carolina            Manufacturing, distribution, warehouse and office                   1,425,000      Owned
 Swannanoa, North Carolina            Outlet Store                                                            5,000      Owned
 Hanover, Pennsylvania                Manufacturing and distribution                                        291,000      Owned
 Mauldin, South Carolina              Warehouse and distribution                                            746,600      Owned
 Westminster, South Carolina          Manufacturing, distribution, warehouse and office                     652,000      Owned
 Westminster, South Carolina          Warehouse                                                              29,000      Leased
 Goodlettsville, Tennessee*           Warehouse and distribution                                            158,000      Leased
 Lebanon, Tennessee*                  Warehouse and distribution                                             53,000      Leased
 Lebanon, Tennessee*                  Manufacturing                                                         175,000      Owned
 Toronto, Ontario, Canada             Manufacturing and distribution                                         99,000      Leased
 Toronto, Ontario, Canada             Manufacturing and distribution                                         60,000      Leased

___________________
* To be closed in connection with the Company's recently announced consolidation of its blanket operations. See "Item 1. Business --Recent Developments."

The Company also maintains small sales offices for its sales staff in Arkansas, California, Massachusetts, Minnesota, North Carolina, and Washington.


     The following table summarizes certain information concerning certain of the facilities used by the Company's recently acquired Fieldcrest subsidiary in connection with the manufacture and distribution of the traditional Fieldcrest product lines:

                                                                          Approx.    Owned/
         Location                         Principal Use                 Square Feet  Leased
 --------------------------    -------------------------------------    -----------  ------
 Kannapolis, North Carolina    Offices, manufacturing, and warehouse    5,863,041    Owned
 Phenix City, Alabama          Manufacturing and warehouse                678,681    Owned
 Scottsboro, Alabama           Manufacturing and warehouse                272,800    Owned
 Columbus, Georgia             Manufacturing and warehouse                727,246    Owned
 New York, New York            Sales office and showroom                   64,490    Leased
 Concord, North Carolina       Manufacturing                              696,963    Owned
 Eden, North Carolina          Manufacturing and warehouse                529,273    Owned
 Eden, North Carolina          Warehouse                                  185,214    Owned
 Kannapolis, North Carolina    Manufacturing                              760,939    Owned
 Laurel Hill, North Carolina   Manufacturing and warehouse                238,072    Owned
 Rockwell, North Carolina      Manufacturing                               98,240    Owned
 Salisbury, North Carolina     Manufacturing                              229,361    Owned
 Salisbury, North Carolina     Manufacturing and warehouse                567,000    Owned
 Fieldale, Virginia            Manufacturing and warehouse                973,253    Owned

In addition to the foregoing, Fieldcrest maintains certain warehousing and distribution centers in the states where its manufacturing facilities are located and maintains small sales and marketing offices in seven additional states. Fieldcrest also owns various other properties, both developed and undeveloped, which are unrelated to its manufacturing operations. Certain of these properties were acquired throughout the years for investment or ancillary to specific acquisitions. Some of such properties are currently held for investment by Fieldcrest, some are listed for sale, and some are leased by Fieldcrest to third parties.

     The Company believes that its facilities, including those of Fieldcrest, are generally well maintained, in good operating condition, and adequate for its current needs. The Company will continue to emphasize improvements at these plants, upgrading the physical plant and purchasing additional and newer machinery and equipment.

ITEM 3.  LEGAL PROCEEDINGS

MATTRESS PAD LITIGATION

     Louisville Bedding Company ("Louisville") filed a complaint for patent infringement against the Company in the United States District Court for the Western District of Kentucky, Louisville Division, in 1994. Louisville's complaint alleges that certain of the Company's Adjust-A-Fit-Registered Trademark- mattress pad product lines infringe on certain of Louisville's patents. Louisville's allegations relate both to the Company's current mattress pad product line and to certain discontinued product lines sold from 1991 through 1995. Louisville's complaint seeks an injunction against the Company's sale of its current stretch-to-fit mattress pad line, as well as an accounting of profits and unspecified damages relating to both the Company's current and discontinued product lines. In addition, Louisville's complaint seeks trebled damages, interest, costs, and attorneys' fees.

     During April 1997, Louisville voluntarily dismissed its infringement claims against the Company's current opening price point mattress pad line and, during October 1997, the district court granted summary judgment for the Company on the issue of infringement with respect to the Company's current premium product. On January 30, 1998, the district court entered an additional order confirming that the Company's current premium price point product did not infringe Louisville's patents as alleged.

     Notwithstanding the foregoing, Louisville continued to pursue various infringement claims against the Company. On March 4, 1998, representatives of the Company met with representatives of Louisville to discuss the possible settlement of such claims and, subsequent thereto, all such claims were resolved.

OTHER

     The Company is involved in various other claims and lawsuits incidental to its business; however, the outcome of such suits is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 19, 1997, the Company held a special meeting of its shareholders to consider and vote upon a proposal to approve the issuance (the "Share Issuance") of up to 5,600,000 shares of Common Stock, par value $0.01 per share, of the Company ("Common Stock") and of 65,000 shares of Series A Redeemable Convertible Preferred Stock, par value $0.01 per share, of the Company ("Series A Preferred Stock") in connection with the Fieldcrest Merger and related financing transactions. The number of votes cast for and against, and the number of abstentions and broker non-votes as to, the approval of the Share Issuance were as follows:

     Votes Cast     Vote Cast         Broker
        For          Against        Abstentions    Non-Votes
     ----------     ---------       -----------    ---------
     8,645,837       387,448           3,355           0

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock, par value $0.01 per share ("Common Stock") is traded on the New York Stock Exchange under the symbol "PTX." The information required by this Item 5 with respect to the high and low sales prices for the Common Stock for each full quarterly period within the Company's two most recent fiscal years is set forth in the table appearing in the forepart of the Company's 1997 Annual Report to Shareholders (the "1997 Annual Report") and incorporated herein by reference.

     At March 6, 1998, the Company had approximately 324 holders of record of Common Stock.

     The Company paid for quarterly dividends of $0.05 per share in 1996 and four quarterly dividends in 1997, consisting of four dividends of $0.05 per share and four dividends of $0.06 per share. The Company currently intends to continue to pay quarterly dividends of $0.06 per share on the Common Stock. Certain instruments governing the indebtedness of the Company and the terms of the Series A Preferred Stock restrict the Company's ability to pay dividends or make other distributions to holders of Common Stock. Accordingly, there can be no assurance that the Company will pay any such dividends in the future or, if such dividends are paid, as to the amount thereof.

     As part of the Company's financing for the Fieldcrest Merger, on December 19, 1997 the Company issued and sold to Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (UK) Partners III, L.P. an aggregate of 65,000 shares of Series A Preferred Stock for $65.0 million, resulting in net proceeds to the Company of approximately $62.9 million. The Series A Preferred Stock was issued and sold by the Company without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 4(2) of such Act. At the option of the holder thereof, at any time and from time to time each share of Series A Preferred Stock may be converted into a number of shares of Common Stock determined by dividing (i) the sum of (a) $1,000 and (b) any unpaid dividends on such share by
(ii) $24.00 (subject to adjustment in certain circumstances to prevent dilution).

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item 6 is set forth at page 2 of the 1997 Annual Report under the caption "Selected Financial Data" and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item 7 is set forth at pages 3 through 7 of the 1997 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is set forth in the Company's consolidated financial statements and supplementary data contained in the 1997 Annual Report and incorporated herein by reference. Specific financial statements and supplementary data can be found in the 1997 Annual Report at the pages listed in the following index:

                                     Index                              Page
                                     -----                             Number
                                                                       ------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .    8
Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 28, 1996 and
       January 3, 1998 . . . . . . . . . . . . . . . . . . . . . . . .     9
     Consolidated Statements of Earnings for the years ended
       December 30, 1995, December 28, 1996, and January 3, 1998 . . .     10
     Consolidated Statements of Shareholders' Equity for the years ended December 30, 1995, December 28, 1996, and
       January 3, 1998 . . . . . . . . . . . . . . . . . . . . . . . .     11
     Consolidated Statements of Cash Flows for the years ended
       December 30, 1995, December 28, 1996, and January 3,
       1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12
     Notes to Consolidated Financial Statements. . . . . . . . . . . .     13

The information set forth in Exhibit 99.1 hereto is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this Item 10 is set forth at pages 4 through 7 of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") under the captions "Election of Directors," "Information Concerning the Board of Directors --Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers," and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth at page 6 and pages 8 through 19 of the 1998 Proxy Statement under the captions "Information Concerning the Board of Directors --Compensation of Directors" and "Executive Compensation" (excluding the information set forth at pages 8 through 11 and page 19 under the captions "Executive Compensation --Report of the Compensation Committee on Executive Compensation" and "--Stock Price Performance Graph") and incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth at pages 2 through 4 of the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth at pages 17 through 18 of the 1998 Proxy Statement under the captions "Executive Compensation --Employment Agreements" and "-Certain Transactions" and incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS. The list of financial statements required by this Item 14 is set forth in "Item 8. Consolidated Financial Statements and Supplementary Data" and incorporated herein by reference. The list of financial statements set forth in Exhibit 99.1 hereto under the caption "Index to Consolidated Financial Statements" is also incorporated herein by reference.

     2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of the Company for the fiscal years ended December 30, 1995, December 28, 1996, and January 3, 1998 is included herein at page S-1 and should be read in conjunction with the consolidated financial statements of the Company incorporated by reference in "Item 8. Consolidated Financial Statements and Supplementary Data":

                   Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements of the Company or the notes thereto incorporated herein by reference.

     3. EXHIBITS. The exhibits filed herewith or incorporated by reference are listed in the Index to Exhibits accompanying this report.

          (b) REPORTS ON FORM 8-K. During the quarter ended January 3, 1998, the Company filed a Current Report on Form 8-K, dated November 21, 1997 and filed on November 26, 1997, reporting information under "Item 5. Other Events" regarding certain modifications to the agreement providing for the issuance of the Series A Preferred Stock in connection with the Fieldcrest Merger.

                                                                    SCHEDULE II

                   PILLOWTEX CORPORATION AND SUBSIDIARIES

                     Valuation and Qualifying Accounts

     Years ended December 30, 1995, December 28, 1996 and January 3, 1998

                            (Dollars in thousands)

                                                         Additions          Deductions
                                                  -----------------------   ----------
                                   Balance at     Charged to   Charged to                   Balance
                                   beginning      costs and      other      Write-offs/    at end of
 Description                       of period      expenses      accounts    (recoveries)    period
 -----------                       ----------     ---------    ---------    -----------    ----------
 Receivable Reserves:

   Year ended  December 30, 1995       $3,341        8,170            176 (3)    8,919 (1)      2,768
                                       ======       ======         ======       ======         ======
   Year ended December 28, 1996        $2,768       11,092            (89)      11,296 (1)      2,475
                                       ======       ======         ======       ======         ======
   Year ended January 3, 1998          $2,475       13,789         11,268 (2)   12,762 (1)     14,770
                                       ======       ======         ======       ======         ======
 Inventory reserves:
    Year ended December 30, 1995       $5,922        1,416         (3,186)       1,627          2,525
                                       ======       ======         ======       ======         ======
    Year ended December 28, 1996       $2,525        2,130              -        1,370          3,285
                                       ======       ======         ======       ======         ======
    Year ended January 3, 1998         $3,285        4,337          3,168 (2)    1,378          9,412
                                       ======       ======         ======       ======         ======

(1) Accounts written off, less recoveries.

(2) Includes reserves for acquired companies as of the date of acquisition.

(3) Adjustments to the reserves for acquired companies after the date of acquisition.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 1998.

                                       PILLOWTEX CORPORATION



                                       By  /s/ Charles M. Hansen, Jr.
                                           ---------------------------------
                                           Charles M. Hansen, Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 3, 1998.

        Signatures                                   Title
        ----------                                   -----
/s/ Charles M. Hansen, Jr.         Chairman of the Board and Chief Executive
-----------------------------                  Officer; Director
Charles M. Hansen, Jr.                   (Principal Executive Officer)

/s/ Jeffrey D. Cordes              President and Chief Operating Officer; Director
-----------------------------      (Principal Financial and Accounting Officer)
Jeffrey D. Cordes

/s/ Christopher N. Baker
-----------------------------                       Director
Christopher N. Baker

/s/ Kevin M. Finlay
-----------------------------                       Director
Kevin M. Finlay

/s/ Scott E. Shimizu
-----------------------------                       Director
Scott E. Shimizu

/s/ Mary R. Silverthorne
-----------------------------                       Director
Mary R. Silverthorne

/s/ William B. Madden
-----------------------------                       Director
William B. Madden

/s/ M. Joseph McHugh
-----------------------------                       Director
M. Joseph McHugh

/s/ Paul G. Gillease
-----------------------------                       Director
Paul G. Gillease

/s/ Ralph W. La Rovere
-----------------------------                       Director
Ralph W. La Rovere

                                  INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------
     2.1       --   Agreement and Plan of Merger, dated as of September 10,
                    1997, by and among Pillowtex Corporation, Pegasus Merger
                    Sub, Inc., and Fieldcrest Cannon, Inc. (incorporated by
                    reference to Appendix A to the Joint Proxy
                    Statement/Prospectus forming a part of Pillowtex
                    Corporation's Registration Statement on Form S-4 (No. 333-36663))

     2.2       --   Amendment to Agreement and Plan of Merger, dated as of
                    September 23, 1997, by and among Pillowtex Corporation,
                    Pegasus Merger Sub, Inc., and Fieldcrest Cannon, Inc.
                    (incorporated by reference to Appendix A to the Joint Proxy
                    Statement/Prospectus forming a part of Pillowtex
                    Corporation's Registration Statement on Form S-4 (No. 333-36663))

     3.1       --   Restated Articles of Incorporation of Pillowtex Corporation,
                    as amended (incorporated by reference to Exhibit 3.1 to
                    Pillowtex Corporation's Current Report on Form 8-K dated
                    December 19, 1997, as amended by a Form 8-K/A (Amendment
                    No. 1) dated December 19, 1997)

     3.2       --   Amended and Restated Bylaws of Pillowtex Corporation, as
                    amended (incorporated by reference to Exhibit 3.2 to
                    Pillowtex Corporation's Annual Report on Form 10-K for the
                    fiscal year ended December 30, 1994)

     4.1       --   Specimen of Certificate evidencing Common Stock
                    (incorporated by reference to Exhibit 4.2 to Pillowtex
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

     4.2*      --   Specimen of Certificate evidencing Series A Redeemable
                    Convertible Preferred Stock

     4.3       --   Indenture, dated November 12, 1996 (incorporated by
                    reference to Exhibit 4.1 to Pillowtex Corporation's
                    Registration Statement on Form S-4 (No. 333-17731))

     4.4       --   Indenture, dated as of December 18, 1997, among Pillowtex
                    Corporation, the guarantors listed on the signature page
                    thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to
                    Pillowtex Corporation's Current Report on Form 8-K dated
                    December 19, 1997, as amended by a Form 8-K/A (Amendment
                    No. 1) dated December 19, 1997)

     4.5       --   Supplemental Indenture, dated as of December 19, 1997, among
                    Pillowtex Corporation, the guarantors listed on the
                    signature page thereto, and Norwest Bank Minnesota, National
                    Association, as Trustee (incorporated by reference to
                    Exhibit 4.2 to Pillowtex Corporation's Current Report on
                    Form 8-K dated December 19, 1997, as amended by a Form 8-K/A
                    (Amendment No. 1) dated December 19, 1997)

     10.1      --   Amended and Restated Credit Agreement, dated as of December 19,
                    1997, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent
                    (incorporated by reference to Exhibit 10.1 to Pillowtex
                    Corporation's Current Report on Form 8-K dated December 19, 1997)

     10.2      --   Term Credit Agreement, dated as of December 19, 1997, among
                    Pillowtex Corporation, certain Lenders named herein, and
                    NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Current
                    Report on  Form 8-K dated December 19, 1997)


     10.3      --   Preferred Stock Purchase Agreement, dated as of September 10,
                    1997, by and among Pillowtex Corporation, Apollo Investment Fund
                    III, L.P., Apollo Overseas Partners III, L.P., and Apollo (UK)
                    Partners III, L.P. (incorporated by reference to Exhibit 10.2 to
                    Pillowtex Corporation's Current Report on Form 8-K dated
                    September 10, 1997, as amended by a Form 8-K/A (Amendment No. 1)
                    dated September 10, 1997)

     10.4      --   Amendment No. 1 to the Preferred Stock Purchase Agreement, dated as of November 21, 1997, by and among Pillowtex Corporation,
                    Apollo Investment Fund III, L.P., Apollo Overseas Partners III,
                    L.P., and Apollo (UK) Partners III, L.P. (incorporated by
                    reference to Exhibit 10.1 to Pillowtex Corporation's Current
                    Report on Form 8-K dated November 21, 1997)

     10.5      --   Purchase Agreement, dated December 15, 1997, among Pillowtex
                    Corporation, the guarantors listed on the signature page thereto, and NationsBanc Montgomery Securities, Inc. and Bear, Stearns &
                    Co. Inc. (incorporated by reference to Exhibit 10.5 to Pillowtex
                    Corporation's Current Report on Form 8-K dated December 19, 1997)

     10.6      --   Purchase Agreement Supplement, dated December 19, 1997, among
                    Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery Securities, Inc. and
                    Bear, Stearns & Co. Inc. (incorporated by reference to
                    Exhibit 10.6 to Pillowtex Corporation's Current Report on
                    Form 8-K dated December 19, 1997)

     10.7      --   Registration Rights Agreement, dated as of December 18, 1997, among Pillowtex Corporation, the guarantors listed on the
                    signature page thereto, and NationsBanc Montgomery Securities,
                    Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to
                    Exhibit 10.7 to Pillowtex Corporation's Current Report on Form
                    8-K dated December 18, 1997, as amended by a Form 8-K/A
                    (Amendment No. 1) dated December 19, 1997)

     10.8      --   Registration Rights Agreement Supplement, dated as of
                    December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery
                    Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.8 to Pillowtex Corporation's Current
                    Report on Form 8-K dated December 18, 1997, as amended by a
                    Form 8-K/A (Amendment No. 1) dated December 19, 1997)

     10.9      --   Registration Rights Agreement, dated as of November 12, 1996, by and among Pillowtex Corporation, each domestic subsidiary of
                    Pillowtex Corporation, and NationsBanc Capital Markets, Inc. and
                    Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to Exhibit 10.59 to Pillowtex Corporation's
                    Registration Statement on Form S-4 (No. 333-17731))

     10.10     --   Sublicense Agreement, dated as of July 1, 1995, between
                    Pillowtex Corporation and the Ralph Lauren Home Collection
                    (incorporated by reference to Exhibit 10 to Pillowtex
                    Corporation's Quarterly on Form 10-Q for the quarter ended
                    July 1, 1995)

     10.11*    --   Amendment to Sublicense Agreement, dated as of October 31,
                    1997, between Pillowtex Corporation and the Ralph Lauren
                    Home Collection

     10.12     --   Lease Agreement, dated as of September 18, 1995, between
                    Pillowtex Corporation and Sanwa Business Credit Corp.
                    (incorporated by reference to Exhibit 10.4 to Pillowtex
                    Corporation's Quarterly Report on Form 10-Q, as amended, for the quarter ended September 30, 1995)

     10.13     --   Agreement of Lease, dated May 23, 1995, between Ten Seventy
                    One Joint Venture and Pillowtex Corporation (incorporated by reference to Exhibit 10.66 to Pillowtex Corporation's Annual
                    Report on Form 10-K for the fiscal year ended December 30,
                    1995)

     10.14*    --   Lease, dated as of  November 26, 1996, by and among Torfeaco
                    Industries Limited and Standa Investment Limited

     10.15*    --   Indemnity Agreement, dated as of November 26, 1996, between
                    Torfeaco Industries Limited and Standa Investment Limited

     10.16     --   Industrial Lease, dated as of November 23, 1992, between
                    Angel and Jean Echevarria and Pillowtex Corporation
                    (incorporated by reference to Exhibit 10.21 to Pillowtex
                    Corporation's Registration Statement on Form S-1
                    (No. 33-57314))

     10.17*    --   Second Amendment to Lease entered into in September 1997
                    between Angel and Jean Echevarria and Pillowtex Corporation

     10.18     --   Form of Lease, dated as of October 12, 1988, between Jimmie D.
                    Smith, Jr. and Pillowtex Corporation (incorporated by reference to Exhibit 10.23 to Pillowtex Corporation's Registration Statement
                    on Form S-1 (No. 33-57314))

     10.19*    --   Agreement for Modification and Extension of Lease between
                    Jimmie D. Smith, Jr. and Pillowtex Corporation

     10.20     --   Form of Equipment Leasing Agreement between BTM Financial &
                    Leasing Corporation B-4 and Beacon Manufacturing Company,
                    Manetta Home Fashions, Inc., and Tennessee Woolen Mills,
                    Inc., dated as of June 14, 1996 (incorporated by reference to Exhibit 10 to Pillowtex Corporation's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1996)

     10.21     --   Employment Agreement dated as of January 1, 1993, between
                    Pillowtex Corporation and Charles M. Hansen, Jr.
                    (incorporated by reference to Exhibit 10.2 to Pillowtex
                    Corporation's Registration Statement on Form S-1
                    (No. 33-57314))

     10.22     --   Amendment to Employment Agreement, dated as of July 26,
                    1993, between Pillowtex Corporation and Charles M. Hansen,
                    Jr. (incorporated by reference to Exhibit 10.26 to Pillowtex
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.23*    --   Amendment to Employment Agreement, dated as of January 20,
                    1998, between Pillowtex Corporation and Charles M. Hansen,
                    Jr.

     10.24     --   Form of Confidentiality and Noncompetition Agreement
                    (incorporated by reference to Exhibit 10.27 to Pillowtex
                    Corporation's Registration Statement on Form-S-1
                    (No. 33-57314))

     10.25     --   Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.36 to Pillowtex Corporation's
                    Registration Statement on Form S-1 (No. 33-57314))

     10.26     --   Split Dollar Life Insurance Agreement between Pillowtex
                    Corporation and Charles M. Hansen, Jr. dated July 26, 1993
                    (incorporated by reference to Exhibit 10.32 to Pillowtex
                    Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     10.27     --   Pillowtex Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Pillowtex Corporation's Proxy
                    Statement for its Annual Meeting of Shareholders held on
                    May 8, 1997)

     10.28*    --   Form of Employment Agreement entered into between Pillowtex
                    Management Services Company and each of Christopher N.
                    Baker, Jeffrey D. Cordes, and Scott E. Shimizu

     10.29*    --   Form of Employment Agreement dated as of  January 1, 1998, between Pillowtex Management Services Company and Kevin M.
                    Finlay

     10.30     --   Pillowtex Corporation Supplemental Executive Retirement
                    Plan, effective as of January 1, 1997 (incorporated by
                    reference to Exhibit 10.1.44 to Pillowtex Corporation's
                    Registration Statement on Form S-4 (No. 33-36663) filed on
                    September 29, 1997)

     10.31     --   Pillowtex Corporation Management Incentive Plan
                    (incorporated by reference to Appendix B to Pillowtex
                    Corporation's Proxy Statement for its Annual Meeting of
                    Shareholders held on May 8, 1997)

     10.32*    --   Pillowtex Corporation Deferred Compensation Plan, effective as of February 9, 1998

     10.33     --   Indenture, dated as of March 15, 1987, relating to the 6%
                    Convertible Subordinated Debentures Due 2012 (incorporated by reference to Exhibit 4.9 to Fieldcrest Cannon, Inc.'s
                    Registration Statement on Form S-3 (No. 33-12436))

     10.34     --   Yarn Purchase Agreement between Parkdale Mills, Incorporated and Fieldcrest Cannon, Inc. (incorporated by reference to
                    Exhibit 10 to Fieldcrest Cannon, Inc.'s Quarterly Report on
                    Form 10-Q for the quarter ended March 31, 1996)

     13.1*     --   Portions of Pillowtex Corporation's 1997 Annual Report to
                    Shareholders that are incorporated herein by reference

     21.1*     --   List of Pillowtex Corporation's Principal Operating
                    Subsidiaries

     23.1*     --   Consent of KPMG Peat Marwick LLP

     23.2*     --   Consent of KPMG Peat Marwick LLP

     23.3*     --   Consent of Ernst & Young LLP

     27*       --   Financial Data Schedule

     99.1*     --   Consolidated Financial Statements of Fieldcrest Cannon, Inc.
                    as of and for the fiscal years ended January 3, 1998,
                    December 31, 1996, and December 31, 1995

_______________

*    Filed herewith