Form 10-Q
period 1998-04-04
PILLOWTEX CORP
filed 1998-05-19
CIK 896265

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

                    For the quarterly period ended April 4, 1998

                                          OR

   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from _____ to ____

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

                              Yes /X/       No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                    Outstanding at April 30, 1998

        Common Stock, $0.01 par value                  14,045,022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PILLOWTEX CORPORATION AND SUBSIDIARIES


                                        INDEX

Part I -  Financial Information                                         Page No.

Item 1.   Unaudited Interim Consolidated Financial Statements:

          Consolidated Balance Sheets as of
            January 3, 1998 and April 4, 1998                                  3

          Consolidated Statements of Earnings for the three months
            ended March 29, 1997 and April 4, 1998                             4

          Consolidated Statements of Cash Flows for the three months
            ended March 29, 1997 and April 4, 1998                             5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     12

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                    14

Signature                                                                     15

Index to Exhibits                                                             16

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          January 3, 1998 and April 4, 1998
                     (Dollars in thousands, except for par value)
                                     (Unaudited)

                                                           1997         1998
                        ASSETS                          -----------  -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . $    4,604   $    2,399
  Receivables:
    Trade, less allowance for doubtful accounts of
      $14,770 and $15,400 in 1997 and 1998,
      respectively. . . . . . . . . . . . . . . . . . .    221,185      233,533
    Other . . . . . . . . . . . . . . . . . . . . . . .     16,468       14,491
    Inventories . . . . . . . . . . . . . . . . . . . .    359,751      384,398
    Assets held for sale. . . . . . . . . . . . . . . .     32,614        7,705
    Prepaid expenses. . . . . . . . . . . . . . . . . .      6,335        5,667
                                                        -----------  -----------
       Total current assets . . . . . . . . . . . . . .    640,957      648,193
Property, plant and equipment, less accumulated
  depreciation of $55,871 and $67,724 in 1997
  and 1998, respectively. . . . . . . . . . . . . . . .    488,841      497,788
Intangible assets, at cost less accumulated
  amortization of $5,111 and $6,661 in 1997
  and 1998, respectively. . . . . . . . . . . . . . . .    258,867      259,240
Other assets. . . . . . . . . . . . . . . . . . . . . .     21,521       23,520
                                                        -----------  -----------
                                                        $1,410,186   $1,428,741
                                                        ===========  ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . $  111,202   $   96,740
   Accrued expenses . . . . . . . . . . . . . . . . . .    113,575      105,823
   Deferred income taxes. . . . . . . . . . . . . . . .     16,068       17,256
   Current portion of long-term debt. . . . . . . . . .      5,616       12,234
                                                        -----------  -----------
       Total current liabilities. . . . . . . . . . . .    246,461      232,053
Long-term debt, net of current portion. . . . . . . . .    785,383      807,474
Deferred income taxes . . . . . . . . . . . . . . . . .     66,340       71,638
Noncurrent liabilities. . . . . . . . . . . . . . . . .     52,413       51,412
                                                        -----------  -----------
       Total liabilities. . . . . . . . . . . . . . . .  1,150,597    1,162,577

Series A reedemable convertible preferred stock,$.01
   par value; 65,000 shares issued and outstanding. . .     62,882       62,935
Shareholders' equity:
   Preferred stock, $0.01 par value; authorized
     20,000,000 shares; only Series A issued. . . . . .          -            -
   Common stock, $0.01 par value; authorized 30,000,000
     shares; 13,967,715 and 14,036,759 shares issued
     and outstanding in 1997 and 1998, respectively . .        140          140
   Additional paid-in capital . . . . . . . . . . . . .    151,095      153,351
   Retained earnings. . . . . . . . . . . . . . . . . .     46,328       50,584
   Currency translation adjustment. . . . . . . . . . .       (856)        (846)
                                                        -----------  -----------
       Total shareholders' equity . . . . . . . . . . .    196,707      203,229
                                                        -----------  -----------
                                                        $1,410,186   $1,428,741
                                                        ===========  ===========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                 Three Months Ended March 29, 1997 and April 4, 1998
                  (Amounts in thousands, except for per share data)
                                     (Unaudited)

                                                             1997        1998
                                                          ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .  $  113,763  $  366,375
Cost of goods sold . . . . . . . . . . . . . . . . . . .      95,057     302,455
                                                          ----------  ----------
     Gross profit. . . . . . . . . . . . . . . . . . . .      18,706      63,920

Selling, general and administrative expenses . . . . . .      11,664      36,112
Restructuring charge . . . . . . . . . . . . . . . . . .           -       1,539
                                                          ----------  ----------
     Earnings from operations. . . . . . . . . . . . . .       7,042      26,269

Interest expense . . . . . . . . . . . . . . . . . . . .       4,344      16,795
                                                          ----------  ----------
     Earnings before income taxes. . . . . . . . . . . .       2,698       9,474

Income taxes . . . . . . . . . . . . . . . . . . . . . .       1,047       3,839
                                                          ----------  ----------
     Net earnings. . . . . . . . . . . . . . . . . . . .       1,651       5,635

Preferred dividends. . . . . . . . . . . . . . . . . . .           -         486
                                                          ----------  ----------
     Earnings available for common shareholders. . . . .  $    1,651  $    5,149
                                                          ==========  ==========


Basic earnings per common share. . . . . . . . . . . . .  $      .16  $      .37
                                                          ==========  ==========
Weighted average common shares outstanding - basic . . .      10,618      13,999
                                                          ==========  ==========


Diluted earnings per common share. . . . . . . . . . . .  $      .15  $      .33
                                                          ==========  ==========
Weighted average common shares outstanding - diluted . .      10,696      16,974
                                                          ==========  ==========

















             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 29, 1997 and April 4, 1998
                                (Dollars in thousands)
                                     (Unaudited)

                                                             1997        1998
                                                          ----------  ----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . $   1,651   $   5,635
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
      Depreciation and amortization . . . . . . . . . . .     3,495      13,970
      Restructuring charge. . . . . . . . . . . . . . . .         -       1,539
      Deferred income taxes . . . . . . . . . . . . . . .      (318)      8,193
      Provision for doubtful accounts . . . . . . . . . .       180         414
      Loss (gain) on disposal of property, plant and
       equipment. . . . . . . . . . . . . . . . . . . . .         4         (12)
      Changes in operating assets and liabilities, net
       of businesses acquired:
         Trade receivables. . . . . . . . . . . . . . . .     7,440     (15,324)
         Inventories. . . . . . . . . . . . . . . . . . .   (14,219)    (25,290)
         Accounts payable . . . . . . . . . . . . . . . .    (5,839)        248
         Accrued expenses . . . . . . . . . . . . . . . .     1,847       6,847
         Other assets and liabilities . . . . . . . . . .    (2,384)     (6,278)
                                                          ----------  ----------
            Net cash used in operating activities . . . .    (8,143)    (10,058)
                                                          ----------  ----------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment . .       190       2,315
  Proceeds from disposal of assets held for sale. . . . .         -      34,027
  Purchases of property, plant and equipment. . . . . . .    (5,600)    (22,591)
  Payments for businesses purchased, net of cash acquired         -     (19,747)
                                                          ----------  ----------
            Net cash used in investing activities . . . .    (5,410)     (5,996)
                                                          ----------  ----------
Cash flows from financing activities:
  Increase (decrease) in checks not yet presented for
    payment . . . . . . . . . . . . . . . . . . . . . . .     3,433     (14,749)
  Borrowings on revolving credit loans. . . . . . . . . .    11,300     125,600
  Repayments of revolving credit loans. . . . . . . . . .         -     (95,000)
  Retirement of long-term debt. . . . . . . . . . . . . .      (523)     (1,985)
  Net refund of debt issuance costs . . . . . . . . . . .         -          77
  Dividends paid. . . . . . . . . . . . . . . . . . . . .      (637)       (910)
  Payment on conversion of convertible debt . . . . . . .         -        (210)
  Proceeds from exercise of stock options . . . . . . . .         -       1,026
                                                          ----------  ----------
            Net cash provided by financing activities . .    13,573      13,849
                                                          ----------  ----------
Net change in cash and cash equivalents . . . . . . . . .        20      (2,205)
Cash and cash equivalents at beginning of period. . . . .        20       4,604
                                                          ----------  ----------
Cash and cash equivalents at end of period. . . . . . . . $      40   $   2,399
                                                          ==========  ==========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . $   1,266   $  10,765
                                                          ==========  ==========
    Income taxes. . . . . . . . . . . . . . . . . . . . . $   2,603   $  (7,245)
                                                          ==========  ==========

             See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Tables in thousands)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Pillowtex Corporation and subsidiaries (the "Company") include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position but may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on April 3, 1998 for the fiscal year ended January 3, 1998. The current year quarter represents the first full quarter of operations that includes the results of Fieldcrest Cannon, Inc. ("Fieldcrest Cannon") which was acquired on December 19, 1997.

(2)  INVENTORIES

     Inventories consisted of the following at January 3, 1998 and April 4, 1998:

                                        1997        1998
                                      --------    --------
               Finished goods         $163,905    $186,319
               Work-in-process         120,063     119,516
               Raw materials            54,790      58,501
               Supplies                 20,993      20,062
                                      --------    --------
                                      $359,751    $384,398
                                      ========    ========

(3)  EARNINGS PER SHARE

     The following table reconciles the numerators and denominators of basic and diluted earnings per share for the quarter ended April 4, 1998. There were no material reconciling items for the quarter ended March 29, 1997.

                                                             Earnings   Shares
                                                             --------   ------
       Basic - earnings available for common shareholders    $  5,149   13,999
       Effect of dilutive securities:
          Stock options                                             -      246
          Convertible preferred stock                             486    2,729
                                                             --------   ------
       Diluted - earnings available for common shareholders
          Plus assumed conversions                           $  5,635   16,974
                                                             ========   ======

(4)  NEW ACCOUNTING STANDARD

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Adoption of this statement did not have a material impact on the Company's reported financial position, results of operations or cash flows since comprehensive income is essentially the same as net earnings.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Supplemental Condensed Consolidating Financial Information

     The following is summarized condensed consolidating financial information for the Company, segregating the Parent and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional and joint and several.

                                                                       January 3, 1998
                                      ------------------------------------------------------------------------
                                                                        Non-
                                                      Guarantor      Guarantor
Financial Position                       Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------                    ------------   ------------   ------------   ------------   ------------
Assets:
-------------------------------------
Trade receivables                     $         -    $   216,869    $     4,316    $         -    $   221,185
Receivable from affiliates                668,588              -              -       (668,588)             -
Inventories                                     -        351,720          8,031              -        359,751
Other current assets                            -         58,650          1,371              -         60,021
                                      ------------   ------------   ------------   ------------   ------------
     Total current assets                 668,588        627,239         13,718       (668,588)       640,957

Property, plant and equipment, net            657        485,975          2,209              -        488,841
Intangibles, net                           24,256        232,112          2,499              -        258,867
Other assets                              229,039         19,564              -       (227,082)        21,521
                                      ------------   ------------   ------------   ------------   ------------
     Total assets                     $   922,540    $ 1,364,890    $    18,426    $  (895,670)   $ 1,410,186
                                      ============   ============   ============   ============   ============

Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued
  liabilities                         $        85    $   218,874    $     5,818    $         -    $   224,777
Payables to affiliates                          -        668,000            588       (668,588)             -
Other current liabilities                       -         21,591             93              -         21,684
                                      ------------   ------------   ------------   ------------   ------------
     Total current liabilities                 85        908,465          6,499       (668,588)       246,461

Noncurrent liabilities                    675,000        228,550            586              -        904,136
                                      ------------   ------------   ------------   ------------   ------------
     Total liabilities                    675,085      1,137,015          7,085       (668,588)     1,150,597

Redeemable convertible preferred
  stock                                    62,882              -              -              -         62,882

Shareholders' equity                      184,573        227,875         11,341       (227,082)       196,707
                                      ------------   ------------   ------------   ------------   ------------
     Total liabilities and
       shareholders' equity           $   922,540    $ 1,364,890    $    18,426    $  (895,670)   $ 1,410,186
                                      ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                        April 4, 1998
                                      ------------------------------------------------------------------------
                                                                        Non-
                                                      Guarantor      Guarantor
Financial Position                       Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------                    ------------   ------------   ------------   ------------   ------------
Assets:
-------------------------------------
Trade receivables                     $         -     $  230,103     $    3,430     $        -     $  233,533
Receivable from affiliates                668,063              -              -       (668,063)             -
Inventories                                     -        376,167          8,231              -        384,398
Other current assets                            -         28,811          1,451              -         30,262
                                      ------------   ------------   ------------   ------------   ------------
     Total current assets                 668,063        635,081         13,112       (668,063)       648,193

Property, plant and equipment, net            635        495,073          2,080              -        497,788
Intangibles, net                           19,747        237,004          2,489              -        259,240
Other assets                              279,922         12,675              -       (269,077)        23,520
                                      ------------   ------------   ------------   ------------   ------------
     Total assets                     $   968,367    $ 1,379,833     $   17,681    $  (937,140)   $ 1,428,741
                                      ============   ============   ============   ============   ============

Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued
  liabilities                         $    13,817    $   183,356     $    5,390     $        -    $   202,563
Payables to affiliates                          -        668,000             63       (668,063)             -
Other current liabilities                   6,005         23,391             94              -         29,490
                                      ------------   ------------   ------------   ------------   ------------
     Total current liabilities             19,822        874,747          5,547       (668,063)       232,053

Noncurrent liabilities                    699,293        230,646            585              -        930,524
                                      ------------   ------------   ------------   ------------   ------------
     Total liabilities                    719,115      1,105,393          6,132       (668,063)     1,162,577

Redeemable convertible preferred
  stock                                    62,935              -              -              -         62,935

Shareholders' equity                      186,317        274,440         11,549       (269,077)       203,229
                                      ------------   ------------   ------------   ------------   ------------
     Total liabilities and
       shareholders' equity           $   968,367    $ 1,379,833    $    17,681    $  (937,140)   $ 1,428,741
                                      ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                               Three Months Ended March 29, 1997
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   108,566    $     5,971    $      (774)   $   113,763
Cost of goods sold                                    -         90,151          5,680           (774)        95,057
                                            ------------   ------------   ------------   ------------   ------------
     Gross profit                                     -         18,415            291              -         18,706

Selling, general and administrative                (707)        11,987            384              -         11,664
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) from operations                707          6,428            (93)             -          7,042

Interest expense (income)                          (444)         4,791             (3)             -          4,344
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) before income taxes          1,151          1,637            (90)             -          2,698

Income taxes                                        403            678            (34)             -          1,047
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                    $       748    $       959    $       (56)   $         -    $     1,651
                                            ============   ============   ============   ============   ============

                                                               Three Months Ended April 4, 1998
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -     $  360,842    $     6,184    $      (651)   $   366,375
Cost of goods sold                                    -        297,524          5,582           (651)       302,455
                                            ------------   ------------   ------------   ------------   ------------
     Gross profit                                     -         63,318            602              -         63,920

Selling, general and administrative                (201)        35,923            390              -         36,112
Restructuring charges                                 -          1,539              -              -          1,539
                                            ------------   ------------   ------------   ------------   ------------
     Earnings from operations                       201         25,856            212              -         26,269

Interest expense (income)                        (1,132)        17,928             (1)             -         16,795
                                            ------------   ------------   ------------   ------------   ------------
     Earnings before income taxes                 1,333          7,928            213              -          9,474

Income taxes                                        467          3,357             15              -          3,839
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings                                   866          4,571            198              -          5,635

Preferred dividends                                 486              -              -              -            486
                                            ------------   ------------   ------------   ------------   ------------
     Earnings available for common
       shareholders                         $       380    $     4,571    $       198    $         -    $     5,149
                                            ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                     Three Months Ended March 29, 1997
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor      Guarantor
Cash Flows                                           Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
----------                                        ------------   ------------   ------------   ------------   ------------
Cash provided by (used in) operating activities   $       438    $   (10,412)   $     1,831    $         -    $    (8,143)

Cash provided by (used in) investing activities       (10,708)         5,342            (44)             -         (5,410)

Cash provided by (used in) financing activities        10,270          5,066         (1,763)             -         13,573
                                                  ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents                     -             (4)            24              -             20

Cash and cash equivalents at beginning of year              -             12              8              -             20
                                                  ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period        $         -    $         8    $        32    $         -    $        40
                                                  ============   ============   ============   ============   ============


                                                                     Three Months Ended April 4, 1998
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor      Guarantor
Cash Flows                                           Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                             ------------   ------------   ------------   ------------   ------------
Cash provided by (used in) operating activities   $    16,169    $   (26,949)   $       722    $         -    $   (10,058)

Cash provided by (used in) investing activities       (41,995)        36,033            (34)             -         (5,996)

Cash provided by (used in) financing activities        25,826        (11,289)          (688)             -         13,849
                                                  ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents                     -         (2,205)             -              -         (2,205)

Cash and cash equivalents at beginning of year              -          4,590             14              -          4,604
                                                  ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period        $         -    $     2,385    $        14    $         -    $     2,399
                                                  ============   ============   ============   ============   ============

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Supplemental Condensed Consolidating Financial Information (Continued)

     Fieldcrest Cannon is also a guarantor subsidiary and is not included in the consolidated financial statements for the three months ended March 29,1997. Accordingly, the Fieldcrest Cannon consolidated financial statements for the three months ended March 31, 1997 are included below:

                                                   Three Months Ended
     Results of Operations                           March 31, 1997
     ---------------------                         ------------------
     Net sales                                          $262,909
     Cost of goods sold                                  227,155
                                                        ---------
          Gross profit                                    35,754

     Selling, general and administrative                  26,511
                                                        ---------
     Earnings from operations                              9,243

     Interest expense                                      6,262
     Other, net                                             (224)
                                                        ---------
          Earnings before income taxes                     3,205

     Income taxes                                          1,187
                                                        ---------
          Net earnings                                     2,018

     Preferred dividends                                   1,125
                                                        ---------
          Earnings available for
            common shareholders                         $    893
                                                        =========

                                                    Three Months Ended
     Cash Flows                                       March 31, 1997
     ----------                                     ------------------
     Cash provided by operating activities               $ 12,766

     Cash used in investing activities                     (5,192)

     Cash used in financing activities                     (1,090)
                                                         ---------
     Net change in cash and cash equivalents                6,484

     Cash and cash equivalents at beginning of year         4,647
                                                         ---------
     Cash and cash equivalents at end of year            $ 11,131
                                                         =========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 1998.

RESULTS OF OPERATIONS

NET SALES. Net sales were $366.4 million for the three months ended April 4, 1998, representing an increase of $252.6 million or 222.1%, as compared to $113.8 million for the three months ended March 29, 1997. This increase was primarily due to the addition of sales from Fieldcrest Cannon, which was acquired by the Company on December 19, 1997.

GROSS PROFIT. Gross profit margins increased to 17.4% for the three months ended April 4, 1998 from 16.4% for the three months ended March 29, 1997. This increase was primarily due to the significance of the Fieldcrest Cannon business which achieved margins greater than the average of pre-merger Pillowtex for the same period.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $24.4 million to $36.1 million for the three months ended April 4, 1998, compared to $11.7 million for the three months ended March 29, 1997. As a percentage of sales, selling, general and administrative expenses decreased to 9.9% for the three months ended April 4, 1998 as compared to 10.3% for the three months ended March 29, 1997. This reduction is primarily due to higher sales volume and the success of cost-saving initiatives implemented in conjunction with the Fieldcrest Cannon merger.

RESTRUCTURING CHARGE. The $1.5 million restructuring charge was related to severance and other employee-related costs associated with the consolidation of blanket production into facilities in Swannanoa, North Carolina and Westminster, South Carolina.

INTEREST EXPENSE. Interest expense increased $12.5 million to $16.8 million for the three months ended April 4, 1998, compared to $4.3 million for the three months ended March 29, 1997. This increase was due to the additional debt and higher interest rates incurred as a result of the Fieldcrest Cannon merger.

TAXES. The effective tax rate for the three months ended April 4, 1998 increased to 40.5% from 38.8% for the three months ended March 29, 1997 due to nondeductible goodwill amortization connected with the Fieldcrest Cannon merger.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its principal sources of liquidity will be cash from its operations and funds available under its revolving credit facility. As of April 4, 1998, the outstanding principal balance under the Company's $350.0 million revolving credit facility was $145.6 million, with $37.2 million committed to outstanding letters of credit and $167.2 million available for other needs. The debt outstanding under the revolving credit facility reflects an increase of $30.6 million since January 3, 1998, and is due primarily to normal working capital increases during the first half of the year, capital expenditures, and expenditures relating to the Fieldcrest Cannon acquisition. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the revolving credit facility, will be adequate to meet its anticipated cash requirements.

In January 1998, the Company terminated the swap agreement covering approximately $125.0 million of indebtedness for a gain of approximately $1.0 million. The gain has been deferred and will be amortized as an adjustment to interest expense over the remaining three-year term of the terminated swap agreement. As of January 3, 1998 and April 4, 1998, the Company had approximately $125.0 million and $250.0 million, respectively, of notional amounts covered under fixed for floating rate swap agreements at average interest rates of 9.54% and 5.56%, respectively.

On March 27, 1998, the Company paid a dividend of $.06 per share to common shareholders of record on March 13, 1998. Additionally, the Company paid preferred dividends of $69,000 during the first quarter of 1998.


NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for periods beginning after December 15, 1997. The purpose of this standard is to disclose disaggregated information which provides information about the operating segments an enterprise engages in, consistent with the way management reviews financial information to make decisions about the enterprise's operating matters. The Company will comply with the requirements of this standard for fiscal year 1998.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This filing contains certain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. Because such forward-looking statements are subject to various risks and uncertainties, results may differ materially from those expressed in or implied by such statements. Many of the factors that will determine these results are beyond the Company's ability to control or predict. Factors which could affect the Company's future results and could cause results to differ materially from those expressed in or implied by such forward-looking statements are discussed under the caption "Cautionary Statement Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for its fiscal year ended January 3, 1998, and under the caption "Risk Factors" in each of the Joint Proxy Statement/Prospectus forming a part of the Company's Registration Statement on Form S-4 (No. 333-36663) and the Prospectus forming a part of the Company's Registration Statement on Form S-4 (No. 333-46209).

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

     27.1      Financial Data Schedule

     27.2      Financial Data Schedule

(b)  Reports on Form 8-K

     The following report on Form 8-K was filed during the quarter for which this report is filed:

     1. Current report on Form 8-K dated December 19, 1997 and filed on January 6, 1998 reporting under Item 2 and Item 7 of Form 8-K certain information concerning the Registrant's acquisition of Fieldcrest Cannon, Inc., including the incorporation by reference to financial statements of Fieldcrest Cannon, Inc.

     2. Current report on Form 8-K/A filed on February 11, 1998 amending the Registrants Form 8-K dated December 19, 1997 to include under Item 7 unaudited proforma combined financial information of Pillowtex Corporation.

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)         PILLOWTEX CORPORATION
BY (SIGNATURE)       /s/ Jeffrey D. Cordes
                     Jeffrey D. Cordes
                     President, Chief Operating Officer and Director
                     (Principal Financial and Accounting Officer)
(DATE)               May 19, 1998

                                  INDEX TO EXHIBITS

Exhibit                                                   Method of Filing
-------                                            -----------------------------
27.1   Financial Data Schedule. . . . . . . . . .  Filed herewith electronically

27.2   Restated Financial Data Schedules for
       quarters ended March 29, 1997, June 28,
       1997 and September 27, 1997. . . . . . . .  Filed herewith electronically
