Form 10-Q
period 1998-07-04
PILLOWTEX CORP
filed 1998-08-17
CIK 896265

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

                    For the quarterly period ended July 4, 1998

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

                              Yes /X/       No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                    Outstanding at August 14, 1998

        Common Stock, $0.01 par value                  14,122,670

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PILLOWTEX CORPORATION AND SUBSIDIARIES


                                        INDEX

Part I -  Financial Information                                         Page No.

Item 1.   Unaudited Interim Consolidated Financial Statements:

          Consolidated Balance Sheets as of
            January 3, 1998 and July 4, 1998                                  3

          Consolidated Statements of Earnings for the three months
            ended June 28, 1997 and July 4, 1998                              4

          Consolidated Statements of Earnings for the six months
            ended June 28, 1997 and July 4, 1998                              5

          Consolidated Statements of Cash Flows for the six months
            ended June 28, 1997 and July 4, 1998                              6

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    14

Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                17

Item 6.   Exhibits and Reports on Form 8-K                                   18

Signature                                                                    19

Index to Exhibits                                                            20

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                           January 3, 1998 and July 4, 1998
                     (Dollars in thousands, except for par value)
                                     (Unaudited)

                                                            1997         1998
                        ASSETS                          -----------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .$    4,604   $    5,259
  Receivables:
   Trade, less allowance for doubtful accounts of
    $14,770 and $16,954 in 1997 and 1998, respectively .   221,185      207,618
  Other. . . . . . . . . . . . . . . . . . . . . . . . .    16,468       13,369
  Inventories. . . . . . . . . . . . . . . . . . . . . .   359,751      407,593
  Assets held for sale . . . . . . . . . . . . . . . . .    32,614        6,030
  Prepaid expenses . . . . . . . . . . . . . . . . . . .     6,335        3,964
                                                        -----------  -----------
     Total current assets. . . . . . . . . . . . . . . .   640,957      643,833

Property, plant and equipment, less accum. depreciation
  of $55,871 and $79,235 in 1997 and 1998, respectively.   488,841      516,656
Intangible assets, at cost less accumulated
  amortization of $5,111 and $8,230 in 1997
  and 1998, respectively . . . . . . . . . . . . . . . .   258,867      261,959
Other assets . . . . . . . . . . . . . . . . . . . . . .    21,521       26,473
                                                        -----------  -----------
                                                        $1,410,186   $1,448,921
                                                        ===========  ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .$  111,202    $  78,639
  Accrued expenses . . . . . . . . . . . . . . . . . . .   113,575       94,558
  Deferred income taxes. . . . . . . . . . . . . . . . .    16,068       20,009
  Current portion of long-term debt. . . . . . . . . . .     5,616        5,059
                                                        -----------  -----------
     Total current liabilities . . . . . . . . . . . . .   246,461      198,265

Long-term debt, net of current portion . . . . . . . . .   785,383      859,048
Deferred income taxes. . . . . . . . . . . . . . . . . .    66,340       63,137
Noncurrent liabilities . . . . . . . . . . . . . . . . .    52,413       54,691
                                                        -----------  -----------
     Total liabilities . . . . . . . . . . . . . . . . . 1,150,597    1,175,141

Series A redeemable convertible preferred stock, $.01
  par value; 65,000 shares issued and outstanding. . . .    62,882       62,949
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized
    20,000,000 shares; only Series A issued. . . . . . .         -            -
  Common stock, $0.01 par value; authorized 30,000,000
    shares; 13,967,715 and 14,121,410 shares issued
    and outstanding in 1997 and 1998, respectively . . .       140          141
  Additional paid-in capital . . . . . . . . . . . . . .   151,095      155,581
  Retained earnings. . . . . . . . . . . . . . . . . . .    46,328       56,287
  Currency translation adjustment. . . . . . . . . . . .      (856)      (1,178)
                                                        -----------  -----------
     Total shareholders' equity  . . . . . . . . . . . .   196,707      210,831
                                                        -----------  -----------
                                                        $1,410,186   $1,448,921
                                                        ===========  ===========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                  Three Months Ended June 28, 1997 and July 4, 1998
                  (Amounts in thousands, except for per share data)
                                     (Unaudited)

                                                             1997        1998
                                                          ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .  $ 104,894   $ 332,046
Cost of goods sold . . . . . . . . . . . . . . . . . . .     85,193     273,463
                                                          ----------  ----------
     Gross profit. . . . . . . . . . . . . . . . . . . .     19,701      58,583

Selling, general and administrative expenses . . . . . .     11,952      30,019
                                                          ----------  ----------
     Earnings from operations. . . . . . . . . . . . . .      7,749      28,564

Interest expense . . . . . . . . . . . . . . . . . . . .      4,692      17,003
                                                          ----------  ----------
     Earnings before income taxes. . . . . . . . . . . .      3,057      11,561

Income taxes . . . . . . . . . . . . . . . . . . . . . .      1,186       4,469
                                                          ----------  ----------
     Net earnings. . . . . . . . . . . . . . . . . . . .      1,871       7,092

Preferred dividends and accretion. . . . . . . . . . . .          -         541
                                                          ----------  ----------
     Earnings available for common shareholders. . . . .  $   1,871   $   6,551
                                                          ==========  ==========


Basic earnings per common share. . . . . . . . . . . . .  $     .18   $     .47
                                                          ==========  ==========
Weighted average common shares outstanding - basic . . .     10,646      14,083
                                                          ==========  ==========


Diluted earnings per common share. . . . . . . . . . . .  $     .17   $     .42
                                                          ==========  ==========
Weighted average common shares outstanding - diluted . .     10,768      17,088
                                                          ==========  ==========


















             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                   Six Months Ended June 28, 1997 and July 4, 1998
                  (Amounts in thousands, except for per share data)
                                     (Unaudited)

                                                             1997        1998
                                                          ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .  $ 218,657   $ 698,421
Cost of goods sold . . . . . . . . . . . . . . . . . . .    180,250     575,918
                                                          ----------  ----------
     Gross profit. . . . . . . . . . . . . . . . . . . .     38,407     122,503

Selling, general and administrative expenses . . . . . .     23,616      66,131
Restructuring charge . . . . . . . . . . . . . . . . . .          -       1,539
                                                          ----------  ----------
     Earnings from operations. . . . . . . . . . . . . .     14,791      54,833

Interest expense . . . . . . . . . . . . . . . . . . . .      9,036      33,798
                                                          ----------  ----------
     Earnings before income taxes. . . . . . . . . . . .      5,755      21,035

Income taxes . . . . . . . . . . . . . . . . . . . . . .      2,233       8,308
                                                          ----------  ----------
     Net earnings. . . . . . . . . . . . . . . . . . . .      3,522      12,727

Preferred dividends and accretion. . . . . . . . . . . .          -       1,027
                                                          ----------  ----------
     Earnings available for common shareholders. . . . .  $   3,522   $  11,700
                                                          ==========  ==========


Basic earnings per common share. . . . . . . . . . . . .  $     .33   $     .83
                                                          ==========  ==========
Weighted average common shares outstanding - basic . . .     10,632      14,041
                                                          ==========  ==========


Diluted earnings per common share. . . . . . . . . . . .  $     .33   $     .75
                                                          ==========  ==========
Weighted average common shares outstanding - diluted . .     10,732      17,021
                                                          ==========  ==========

















             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 28, 1997 and July 4, 1998
                                (Dollars in thousands)
                                     (Unaudited)

                                                             1997        1998
                                                          ----------  ----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . .$   3,522   $  12,727
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
     Depreciation and amortization . . . . . . . . . . . .    7,065      28,215
     Restructuring charge. . . . . . . . . . . . . . . . .        -       1,539
     Deferred income taxes . . . . . . . . . . . . . . . .     (518)      5,167
     Accretion on debt instruments . . . . . . . . . . . .        -         643
     Provision for doubtful accounts . . . . . . . . . . .      360         826
     Loss on disposal of property, plant and equipment . .        4          50
     Changes in operating assets and liabilities, net
      of businesses acquired:
        Trade receivables. . . . . . . . . . . . . . . . .   17,806       8,400
        Inventories. . . . . . . . . . . . . . . . . . . .  (26,533)    (49,154)
        Accounts payable . . . . . . . . . . . . . . . . .  (10,741)    (11,951)
        Accrued expenses . . . . . . . . . . . . . . . . .   (5,497)    (11,272)
        Other assets and liabilities . . . . . . . . . . .   (1,742)       (406)
                                                          ----------  ----------
           Net cash used in operating activities . . . . .  (16,274)    (15,216)
                                                          ----------  ----------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment. . .      191       2,685
  Proceeds from disposal of assets held for sale . . . . .        -      35,595
  Purchases of property, plant and equipment . . . . . . .  (11,347)    (53,022)
  Payments for businesses purchased, net of cash acquired.        -     (21,569)
                                                          ----------  ----------
           Net cash used in investing activities . . . . .  (11,156)    (36,311)
                                                          ----------  ----------
Cash flows from financing activities:
  Increase (decrease) in checks not yet presented for
   payment . . . . . . . . . . . . . . . . . . . . . . . .    6,065     (20,612)
  Borrowings on revolving credit loans . . . . . . . . . .   72,650     257,700
  Repayments of revolving credit loans . . . . . . . . . .  (50,600)   (175,500)
  Retirement of long-term debt . . . . . . . . . . . . . .   (1,110)     (8,415)
  Payments of debt and equity issuance costs . . . . . . .        -        (484)
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (637)     (2,724)
Proceeds from exercise of stock options. . . . . . . . . .    1,075       2,217
                                                          ----------  ----------
           Net cash provided by financing activities . . .   27,443      52,182
                                                          ----------  ----------
Net change in cash and cash equivalents. . . . . . . . . .       13         655
Cash and cash equivalents at beginning of period . . . . .       20       4,604
                                                          ----------  ----------
Cash and cash equivalents at end of period . . . . . . . .$      33   $   5,259
                                                          ==========  ==========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . .$   9,020   $  33,703
                                                          ==========  ==========
    Income taxes . . . . . . . . . . . . . . . . . . . . .$   5,120   $  (4,821)
                                                          ==========  ==========

             See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Tables in thousands)
                                     (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Pillowtex Corporation (the "Parent") and its subsidiaries (collectively, with Parent, (the "Company")), include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form
     10-K filed with the Securities and Exchange Commission on April 3, 1998 for the fiscal year ended January 3, 1998. The three and six month periods ended July 4, 1998 include the results of Fieldcrest Cannon, Inc. ("Fieldcrest Cannon") which was acquired on December 19, 1997.

(2)  Inventories

     Inventories consisted of the following at January 3, 1998 and July 4, 1998:

                                        1997        1998
                                      --------    --------
               Finished goods         $163,905    $199,650
               Work-in-process         120,063     130,663
               Raw materials            54,790      56,882
               Supplies                 20,993      20,398
                                      --------    --------
                                      $359,751    $407,593
                                      ========    ========

(3)  Earnings per Share

     The following table reconciles the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended July 4, 1998. There were no material reconciling items for the three and Six month periods ended June 28, 1997.

                                                            Three Months Ended      Six Months Ended
                                                               July 4, 1998           July 4, 1998
                                                            ------------------     -----------------
                                                            Earnings    Shares     Earnings   Shares
                                                            --------    ------     --------   ------
       Basic - earnings available for common shareholders   $  6,551    14,083     $ 11,700   14,041
       Effect of dilutive securities:
          Stock options                                            -       296            -      271
          Convertible preferred stock                            541     2,709        1,027    2,709
                                                            --------    ------     --------   ------
       Diluted - earnings available for common shareholders
          Plus assumed conversions                          $  7,092    17,088     $ 12,727   17,021
                                                            ========    ======     ========   ======

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  New Accounting Standard

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. Adoption of this statement did not have a material impact on the Company's reported financial position, results of operations or cash flows since comprehensive income is essentially the same as net earnings.

(5)  Supplemental Condensed Consolidating Financial Information

     The following is summarized condensed consolidating financial information for the Company, segregating the Parent and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several.

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
----------------------------------------
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
----------------------------------------
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
                                           ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                               July 4, 1998
                                           ------------------------------------------------------------------------
                                                                             Non-
                                                           Guarantor      Guarantor
Financial Position                            Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------                         ------------   ------------   ------------   ------------   ------------
Assets:
----------------------------------------
Trade receivables                          $         -    $   203,977     $    3,641    $         -    $   207,618
Receivable from affiliates                     667,433              -            567       (668,000)             -
Inventories                                          -        401,033          6,560              -        407,593
Other current assets                                 -         27,046          1,576              -         28,622
                                           ------------   ------------   ------------   ------------   ------------
     Total current assets                      667,433        632,056         12,344       (668,000)       643,833

Property, plant and equipment, net                 608        514,193          1,855              -        516,656
Intangibles, net                                19,511        240,070          2,378              -        261,959
Other assets                                   325,628         17,641              -       (316,796)        26,473
                                           ------------   ------------   ------------   ------------   ------------
     Total assets                          $ 1,013,180    $ 1,403,960    $    16,577     $ (984,796)   $ 1,448,921
                                           ============   ============   ============   ============   ============
Liabilities and Shareholders' Equity:
----------------------------------------
Accounts payable and accrued liabilities   $     6,142    $   161,477    $     5,578     $        -    $   173,197
Payables to affiliates                               -        668,000              -       (668,000)             -
Other current liabilities                        3,661         21,241            166              -         25,068
                                           ------------   ------------   ------------   ------------   ------------
     Total current liabilities                   9,803        850,718          5,744       (668,000)       198,265

Noncurrent liabilities                         752,952        223,358            566              -        976,876
                                           ------------   ------------   ------------   ------------   ------------
     Total liabilities                         762,755      1,074,076          6,310       (668,000)     1,175,141

Redeemable convertible preferred stock          62,949              -              -              -         62,949

Shareholders' equity                           187,476        329,884         10,267       (316,796)       210,831
                                           ------------   ------------   ------------   ------------   ------------
     Total liabilities and
       shareholders' equity                $ 1,013,180    $ 1,403,960    $    16,577    $  (984,796)   $ 1,448,921
                                           ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                 Three Months Ended June 28, 1997
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $    99,950    $     5,355    $      (411)   $   104,894
Cost of goods sold                                    -         80,880          4,724           (411)        85,193
                                            ------------   ------------   ------------   ------------   ------------
   Gross profit                                       -         19,070            631              -         19,701

Selling, general and administrative                (270)        11,911            311              -         11,952
                                            ------------   ------------   ------------   ------------   ------------
   Earnings from operations                         270          7,159            320              -          7,749

Interest expense (income)                          (201)         4,892              1              -          4,692
                                            ------------   ------------   ------------   ------------   ------------
     Earnings before income taxes                   471          2,267            319              -          3,057

Income taxes                                        165            987             34              -          1,186
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings                           $       306    $     1,280    $       285    $         -    $     1,871
                                            ============   ============   ============   ============   ============


                                                                 Three Months Ended July 4, 1998
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   327,750    $     5,101    $      (805)   $   332,046
Cost of goods sold                                    -        268,582          5,686           (805)       273,463
                                            ------------   ------------   ------------   ------------   ------------
     Gross profit (loss)                              -         59,168           (585)             -         58,583

Selling, general and administrative              (1,671)        31,324            366              -         30,019
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) from operations              1,671         27,844           (951)             -         28,564

Interest expense                                  1,184         15,818              1              -         17,003
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) before income taxes            487         12,026           (952)             -         11,561

Income taxes                                        170          4,301             (2)             -          4,469
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                            317          7,725           (950)             -          7,092

Preferred dividends and accretion                   541              -              -              -            541
                                            ------------   ------------   ------------   ------------   ------------
       Earnings (loss) available for
       common shareholders                  $      (224)   $     7,725    $      (950)   $         -    $     6,551
                                            ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                  Six Months Ended June 28, 1997
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   208,515    $    11,320    $    (1,178)   $   218,657
Cost of goods sold                                    -        171,030         10,398         (1,178)       180,250
                                            ------------   ------------   ------------   ------------   ------------
     Gross profit                                     -         37,485            922              -         38,407

Selling, general and administrative                (977)        23,897            696              -         23,616
                                            ------------   ------------   ------------   ------------   ------------
     Earnings from operations                       977         13,588            226              -         14,791

Interest expense (income)                          (644)         9,683             (3)             -          9,036
                                            ------------   ------------   ------------   ------------   ------------
     Earnings before income taxes                 1,621          3,905            229              -          5,755

Income taxes                                        567          1,665              1              -          2,233
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings                           $     1,054    $     2,240    $       228    $         -    $     3,522
                                            ============   ============   ============   ============   ============


                                                                     Six Months Ended July 4, 1997
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   688,592    $    11,285    $    (1,456)   $   698,421
Cost of goods sold                                    -        566,106         11,268         (1,456)       575,918
                                            ------------   ------------   ------------   ------------   ------------
     Gross profit                                     -        122,486             17              -        122,503

Selling, general and administrative              (1,872)        67,247            756              -         66,131
Restructuring charge                                  -          1,539              -              -          1,539
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) from operations              1,872         53,700           (739)             -         54,833

Interest expense                                     52         33,746              -              -         33,798
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) before income taxes          1,820         19,954           (739)             -         21,035

Income taxes                                        637          7,658             13              -          8,308
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                          1,183         12,296           (752)             -         12,727

Preferred dividends and accretion                 1,027              -              -              -          1,027
                                            ------------   ------------   ------------   ------------   ------------
       Earnings (loss) available for
       common shareholders                  $       156    $    12,296    $      (752)   $         -    $    11,700
                                            ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                        Six Months Ended June 28, 1997
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor      Guarantor
Cash Flows                                           Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
----------                                        ------------   ------------   ------------   ------------   ------------
Cash provided by (used in) operating activities   $       691    $   (20,168)   $     3,203    $         -    $   (16,274)

Cash provided by (used in) investing activities       (19,058)         7,957            (55)             -        (11,156)

Cash provided by (used in) financing activities        18,367         12,224         (3,148)             -         27,443
                                                  ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents                     -             13              -              -             13

Cash and cash equivalents at beginning of year              -             12              8              -             20
                                                  ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period        $         -    $        25    $         8    $         -    $        33
                                                  ============   ============   ============   ============   ============


                                                                        Six Months Ended July 4, 1998
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor      Guarantor
Cash Flows                                           Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
----------                                        ------------   ------------   ------------   ------------   ------------
Cash provided by (used in) operating activities   $     9,304    $   (25,775)   $     1,255     $        -    $   (15,216)

Cash provided by (used in) investing activities       (89,714)        53,445            (42)             -        (36,311)

Cash provided by (used in) financing activities        80,410        (27,009)        (1,219)             -         52,182
                                                  ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents                     -            661             (6)             -            655

Cash and cash equivalents at beginning of year              -          4,590             14              -          4,604
                                                  ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period        $         -    $     5,251    $         8    $         -    $     5,259
                                                  ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Supplemental Condensed Consolidating Financial Information (Continued)

     Fieldcrest Cannon is also a guarantor subsidiary and is not included in the consolidated financial statements for the three and six months ended June 28, 1997. Accordingly, the Fieldcrest Cannon consolidated financial information for the three and six months ended June 30, 1997 is included below:


                                                   Three Months Ended      Six Months Ended
     Results of Operations                            June 30, 1997          June 30, 1997
     ---------------------                         ------------------     ------------------
     Net sales                                          $ 270,760              $ 533,669
     Cost of goods sold                                   225,400                452,555
                                                        ----------             ----------
          Gross profit                                     45,360                 81,114

     Selling, general and administrative                   29,657                 56,168
                                                        ----------             ----------
     Earnings from operations                              15,703                 24,946

     Interest expense                                       6,296                 12,558
     Other, net                                            (1,450)                (1,674)
                                                        ----------             ----------
          Earnings before income taxes                     10,857                 14,062

     Income taxes                                           4,016                  5,203
                                                        ----------             ----------
          Net earnings                                      6,841                  8,859

     Preferred dividends                                    1,125                  2,250
                                                        ----------             ----------
          Earnings available for common shareholders    $   5,716              $   6,609
                                                        ==========             ==========


                                                     Six Months Ended
     Cash Flows                                        June 30, 1997
     ----------                                     ------------------
     Cash provided by operating activities              $  18,299

     Cash used in investing activities                    (23,566)

     Cash provided by financing activities                  5,257
                                                        ----------
     Net change in cash and cash equivalents                  (10)

     Cash and cash equivalents at beginning of year         4,647
                                                        ----------
     Cash and cash equivalents at end of period         $   4,637
                                                        ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 1998.

RESULTS OF OPERATIONS

NET SALES. Net sales were $332.0 million for the three months ended July 4, 1998, representing an increase of $227.1 million or 216.5%, as compared to $104.9 million for the three months ended June 28, 1997. Net sales for the six months ended July 4, 1998 increased to $698.4 million from $218.7 million in the comparable prior year period, an increase of $479.7 million or 219.3%. These increases were primarily due to the addition of sales from the Fieldcrest Cannon merger (the "Merger").

GROSS PROFIT. Gross profit margins decreased to 17.6% for the three months ended July 4, 1998 from 18.8% for the three months ended June 28, 1997. Gross profit margins for the six months ended July 4, 1998 decreased to 17.5% from 17.6% for the six months ended June 28, 1997. The decrease for the quarter is primarily due to lower margins in the basic bedding division.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses increased $18.0 million to $30.0 million for the three months ended July 4, 1998, compared to $12.0 million for the three months ended June 28, 1997. For the six months ended July 4, 1998, SG&A expenses increased $42.5 million to $66.1 million from $23.6 million for the period ended June 28, 1997. As a percentage of sales, SG&A expenses decreased to 9.0% and 9.5%, respectively, for the three and six month periods ended July 4, 1998 as compared to 11.4% and 10.8%, respectively, for the three and six month periods ended June 28, 1997. While SG&A expenses in total have increased as a result of the Merger, SG&A expenses as a percentage of sales have decreased due to the success of cost-saving initiatives implemented in conjunction with the Merger.

RESTRUCTURING CHARGE. The $1.5 million restructuring charge for the six month period ended July 4, 1998 was related to severance and other employee-related costs associated with the consolidation of blanket production into facilities in Swannanoa, North Carolina and Westminster, South Carolina.

INTEREST EXPENSE. Interest expense increased $12.3 million to $17.0 million for the three months ended July 4, 1998, compared to $4.7 million for the three months ended June 28, 1997. Interest expense for the six month period ended July 4, 1998 increased $24.8 million to $33.8 million from $9.0 million for the six month period ended June 28, 1997. These increases were due to the additional debt incurred as a result of the Merger.

TAXES. The effective tax rate for the three months ended July 4, 1998 decreased to 38.7% from 38.8% for the three months ended June 28, 1997 due to the determination that certain transaction fees related to the Merger will be deductible. The effective tax rate for the six months ended July 4, 1998 increased to 39.5% from 38.8% for the six months ended June 28, 1997 due to nondeductible goodwill amortization connected with the Merger.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its principal sources of liquidity will be cash from its operations and funds available under the revolving credit facility. As of July 4, 1998, the outstanding principal balance under the Company's $350.0 million revolving credit facility was $197.2 million, with $36.5 million committed to outstanding letters of credit and $116.3 million available for other needs. The debt outstanding under the revolving credit facility reflects an increase of $82.2 million since January 3, 1998, due primarily to normal working capital increases during the first half of the year, capital expenditures, and expenditures relating to the Merger. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the revolving credit facility, will be adequate to meet its anticipated cash requirements in the forseeable future.

Effective July 28, 1998, the Company amended its senior revolving credit and term loan facilities with NationsBank, N.A. to increase the Tranche B portion of the term loan by $100.0 million. The proceeds received under this amendment were used to fund the July 28, 1998 acquisition of The Leshner Corporation and to pay down the Company's revolving credit facility. The amendment did not change the December 31, 2004 maturity date of the Tranche B term loan.

The Company periodically enters into interest rate swap agreements to minimize the risk of fluctuations in interest rates. As of January 3, 1998 and July 4, 1998, the Company had approximately $125.0 million and $250.0 million, respectively, of notional amounts covered under fixed for floating rate swap agreements at average interest rates of 9.54% and 5.56%, respectively.

On June 30, 1998, the Company paid a dividend of $.06 per share to its common shareholders of record as of June 19, 1998. Additionally, the Company paid preferred dividends in the amount of $967,000 during the second quarter of 1998.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective for periods beginning after December 15, 1997. The purpose of this standard is to disclose disaggregated information which provides information about the operating segments an enterprise engages in, consistent with the way management reviews financial information to make decisions about the enterprise's operating matters. The Company will comply with the requirements of this standard for fiscal year 1998.

In February 1998, SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, was issued, which revises employers' disclosures about pension and other postretirement benefit plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required under SFAS Nos. 87, 88 and 106. The provisions of SFAS No. 132 are effective for fiscal years beginning after December 15, 1997, although early adoption is allowed. The Company's adoption of these disclosure requirements is not expected to materially impact the consolidated financial statements.

In March 1998, Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, was issued. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and post-implementation operations stage of an internal-use software development be expensed as incurred. The provisions of SOP 98-1 are effective for financial statements issued for fiscal years beginning after December 15, 1998, although early adoption is allowed. Initial application of SOP 98-1 is not expected to have a material impact on the Company's financial statements.

In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. This statement establishes accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for financial statements beginning after June 15, 1999, although early adoption is allowed. The Company has not determined the financial impact of adopting this SFAS and has not determined if it will adopt its provisions prior to its effective date.

YEAR 2000 CONSIDERATIONS

Many existing computer programs use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results by or at the Year 2000. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company. Previously, the Company developed, and is in the process of implementing, a strategy to modernize and improve its information systems in an effort to provide management with fully integrated systems. This transformation will deliver information to management and the Company's employees in a more efficient and timely manner.
In conjunction with this effort, the Company is addressing its Year 2000 issues. The Company believes its new information systems will be fully Year 2000 compliant. The Company has been, and will continue to assess its business partners' efforts to become Year 2000 compliant. The Company does not believe the Year 2000 issues (including the costs of the Company's compliance program) will have a material adverse effect on the Company's financial position or results of operations, though no assurance can be given in this regard.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on May 4, 1998. The following proposals were voted upon and approved at the Annual Meeting:

     (1)  Election of Directors

     For Three-Year Terms Expiring in 2001:

                                  Votes          Votes          Broker
                                 Cast For       Withheld       Non-Votes
                                ----------      --------       ---------
     Mary R. Silverthorne       12,082,230       393,946           0
     Jeffrey D. Cordes          12,080,257       395,919           0
     Christopher N. Baker       12,081,414       394,762           0
     Kevin M. Finlay            12,078,369       397,807           0

     There were no abstentions with respect to the election of directors.

     Charles M. Hansen, Jr., William B. Madden, M. Joseph McHugh,
Ralph W. La Rovere, Paul G. Gillease and Scott E. Shimizu continued as directors of the Company.


(2) Approval of the amendment to the Pillowtex Corporation 1993 Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder from 1,500,000 shares to 2,000,000 shares:

                    Votes         Votes          Votes
                  Cast For       Against       Abstaining
                 ----------     ----------     ----------

                 10,143,218     2,304,814        28,144

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

     4.1 Second Supplemental Indenture, dated as of July 28, 1998, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee

    10.1 Sublicense Agreement, dated as of July 1, 1998, between Pillowtex Corporation, Ralph Lauren Home Collection, Inc. and Polo Ralph Lauren Corporation (confidential portions of this exhibit have been omitted and filed separately with the Commission)

    10.2 Pillowtex Corporation Executive Medical Expense Reimbursement Plan, effective as of January 1, 1998

    10.3 First Amendment to Amended and Restated Credit Agreement, dated as of June 19, 1998, among Pillowtex Corporation, certain lenders named therein and NationsBank, N.A., as Administrative Agent

    10.4 Second Amendment to Amended and Restated Credit Agreement, dated as of July 28, 1998, among Pillowtex Corporation, certain lenders named therein and NationsBank, N.A., as Administrative Agent

    10.5 First Amendment to Term Credit Agreement, dated as of June 19, 1998, among Pillowtex Corporation, certain lenders named therein and NationsBank, N.A., as Administrative Agent

    10.6 Second Amendment to Term Credit Agreement, dated as of July 28, 1998, among Pillowtex Corporation, certain lenders named therein and NationsBank, N.A., as Administrative Agent

    27.1  Financial Data Schedule


(b) Reports on Form 8-K

     The following report on Form 8-K was filed during the quarter for which this report is filed:

     1. Current report on Form 8-K dated April 9, 1998 and filed on April 10, 1998 reporting under Item 5 and Item 7 of Form 8-K information concerning the resolution of the litigation brought against the Company by Louisville
Bedding Company.

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(REGISTRANT)                  PILLOWTEX CORPORATION
BY (SIGNATURE)                /s/ Jeffrey D. Cordes
(NAME AND TITLE)              Jeffrey D. Cordes
                              President, Chief Operating Officer and Director
                              (Principal Financial and Accounting Officer)
(DATE)                        AUGUST 17, 1998

                                 INDEX TO EXHIBITS


Exhibit                                                                                      Method of Filing
-------                                                                               -----------------------------
 4.1    Second Supplemental Indenture, dated as of July 28, 1998, among Pillowtex
        Corporation, the guarantors listed on the signature page thereto, and
        Norwest Bank Minnesota, National Association, as Trustee. . . . . . . . . . . Filed herewith electronically

10.1    Sublicense Agreement, dated as of July 1, 1998, between Pillowtex
        Corporation, Ralph Lauren Home Collection, Inc. and Polo Ralph Lauren
        Corporation (confidential portions of this exhibit have been omitted and filed separately with the Commission) . . . . . . . . . . . . . . . . . . . . Filed herewith electronically

10.2    Pillowtex Corporation Executive Medical Expense Reimbursement Plan,
        effective as of January 1, 1998 . . . . . . . . . . . . . . . . . . . . . . . Filed herewith electronically

10.3    First Amendment to Amended and Restated Credit Agreement, dated as of
        June 19, 1998, among Pillowtex Corporation, certain lenders named therein and NationsBank, N.A., as Administrative Agent. . . . . . . . . . . . . . . . Filed herewith electronically

10.4    Second Amendment to Amended and Restated Credit Agreement, dated as of
        July 28, 1998, among Pillowtex Corporation, certain lenders named therein and NationsBank, N.A., as Administrative Agent. . . . . . . . . . . . . . . . Filed herewith electronically

10.5    First Amendment to Term Credit Agreement, dated as of June 19, 1998, among Pillowtex Corporation, certain lenders named therein and NationsBank,
        N.A., as Administrative Agent . . . . . . . . . . . . . . . . . . . . . . . . Filed herewith electronically

10.6    Second Amendment to Term Credit Agreement, dated as of July 28, 1998, among Pillowtex Corporation, certain lenders named therein and NationsBank,
        N.A., as Administrative Agent . . . . . . . . . . . . . . . . . . . . . . . . Filed herewith electronically

27.1    Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . Filed herewith electronically
