Form 10-Q
period 1998-10-03
PILLOWTEX CORP
filed 1998-11-13
CIK 896265

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

 (Mark One)                        FORM 10-Q

   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended October 3, 1998

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


                                Yes /X/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                   Outstanding at November 6, 1998

      Common Stock, $0.01 par value                 14,122,736

                        PILLOWTEX CORPORATION AND SUBSIDIARIES


INDEX

Part I -  Financial Information                                         Page No.

Item 1.   Unaudited Interim Consolidated Financial Statements:

          Consolidated Balance Sheets as of
            January 3, 1998 and October 3, 1998                               3

          Consolidated Statements of Earnings for the three months
            ended September 27, 1997 and October 3, 1998                      4

          Consolidated Statements of Earnings for the nine months
            ended September 27, 1997 and October 3, 1998                      5

          Consolidated Statements of Cash Flows for the nine months
            ended September 27, 1997 and October 3, 1998                      6

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    15

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                   19

Signature                                                                    20

Index to Exhibits                                                            21

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         January 3, 1998 and October 3, 1998
                     (Dollars in thousands, except for par value)
                                     (Unaudited)

                                                            1997         1998
                        ASSETS                          -----------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .$    4,604   $    5,095
  Receivables:
   Trade, less allowance for doubtful accounts of
    $14,770 and $16,782 in 1997 and 1998, respectively .   221,185      274,304
  Other. . . . . . . . . . . . . . . . . . . . . . . . .    16,468       28,315
  Inventories. . . . . . . . . . . . . . . . . . . . . .   359,751      417,696
  Assets held for sale . . . . . . . . . . . . . . . . .    32,614        4,599
  Prepaid expenses . . . . . . . . . . . . . . . . . . .     6,335        5,580
                                                        -----------  -----------
     Total current assets. . . . . . . . . . . . . . . .   640,957      735,589

Property, plant and equipment, less accum. depreciation
  of $55,871 and $87,153 in 1997 and 1998, respectively.   488,841      597,061
Intangible assets, at cost less accumulated
  amortization of $5,111 and $9,972 in 1997
  and 1998, respectively . . . . . . . . . . . . . . . .   258,867      284,541
Other assets . . . . . . . . . . . . . . . . . . . . . .    21,521       25,716
                                                        -----------  -----------
                                                        $1,410,186   $1,642,907
                                                        ===========  ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .$  111,202    $ 113,171
  Accrued expenses . . . . . . . . . . . . . . . . . . .   113,575      101,416
  Deferred income taxes. . . . . . . . . . . . . . . . .    16,068       36,835
  Current portion of long-term debt. . . . . . . . . . .     5,616       10,982
                                                        -----------  -----------
     Total current liabilities . . . . . . . . . . . . .   246,461      262,404

Long-term debt, net of current portion . . . . . . . . .   785,383      956,558
Deferred income taxes. . . . . . . . . . . . . . . . . .    66,340       83,041
Noncurrent liabilities . . . . . . . . . . . . . . . . .    52,413       54,074
                                                        -----------  -----------
     Total liabilities . . . . . . . . . . . . . . . . . 1,150,597    1,356,077

Series A redeemable convertible preferred stock, $.01
  par value; 65,000 shares issued and outstanding. . . .    62,882       63,003
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized
    20,000,000 shares; only Series A issued. . . . . . .         -            -
  Common stock, $0.01 par value; authorized 30,000,000
    shares; 13,967,715 and 14,122,736 shares issued
    and outstanding in 1997 and 1998, respectively . . .       140          141
  Additional paid-in capital . . . . . . . . . . . . . .   151,095      155,613
  Retained earnings. . . . . . . . . . . . . . . . . . .    46,328       69,920
  Currency translation adjustment. . . . . . . . . . . .      (856)      (1,847)
                                                        -----------  -----------
     Total shareholders' equity  . . . . . . . . . . . .   196,707      223,827
                                                        -----------  -----------
                                                        $1,410,186   $1,642,907
                                                        ===========  ===========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
              Three Months Ended September 27, 1997 and October 3, 1998
                  (Amounts in thousands, except for per share data)
                                     (Unaudited)

                                                             1997        1998
                                                          ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .  $ 151,977   $ 419,799
Cost of goods sold . . . . . . . . . . . . . . . . . . .    125,425     339,933
                                                          ----------  ----------
     Gross profit. . . . . . . . . . . . . . . . . . . .     26,552      79,866

Selling, general and administrative expenses . . . . . .     10,112      36,300
                                                          ----------  ----------
     Earnings from operations. . . . . . . . . . . . . .     16,440      43,566

Interest expense . . . . . . . . . . . . . . . . . . . .      4,921      19,122
                                                          ----------  ----------
     Earnings before income taxes. . . . . . . . . . . .     11,519      24,444

Income taxes . . . . . . . . . . . . . . . . . . . . . .      4,469       9,422
                                                          ----------  ----------
     Net earnings. . . . . . . . . . . . . . . . . . . .      7,050      15,022

Preferred dividends and accretion. . . . . . . . . . . .          -         540
                                                          ----------  ----------
     Earnings available for common shareholders. . . . .  $   7,050   $  14,482
                                                          ==========  ==========


Basic earnings per common share. . . . . . . . . . . . .  $     .66   $    1.03
                                                          ==========  ==========
Weighted average common shares outstanding - basic . . .     10,744      14,122
                                                          ==========  ==========


Diluted earnings per common share. . . . . . . . . . . .  $     .65   $     .87
                                                          ==========  ==========
Weighted average common shares outstanding - diluted . .     10,895      17,619
                                                          ==========  ==========

Dividends declared per common share. . . . . . . . . . .  $     .06   $     .06
                                                          ==========  ==========















             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
              Nine Months Ended September 27, 1997 and October 3, 1998
                  (Amounts in thousands, except for per share data)
                                     (Unaudited)

                                                            1997        1998
                                                         ----------  -----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . $ 370,633   $1,118,220
Cost of goods sold . . . . . . . . . . . . . . . . . . .   305,674      915,852
                                                         ----------  -----------
     Gross profit. . . . . . . . . . . . . . . . . . . .    64,959      202,368

Selling, general and administrative expenses . . . . . .    33,728      102,430
Restructuring charge . . . . . . . . . . . . . . . . . .         -        1,539
                                                         ----------  -----------
     Earnings from operations. . . . . . . . . . . . . .    31,231       98,399

Interest expense . . . . . . . . . . . . . . . . . . . .    13,957       52,920
                                                         ----------  -----------
     Earnings before income taxes. . . . . . . . . . . .    17,274       45,479

Income taxes . . . . . . . . . . . . . . . . . . . . . .     6,702       17,731
                                                         ----------  -----------
     Net earnings. . . . . . . . . . . . . . . . . . . .    10,572       27,748

Preferred dividends and accretion. . . . . . . . . . . .         -        1,567
                                                         ----------  -----------
     Earnings available for common shareholders. . . . . $  10,572   $   26,181
                                                         ==========  ===========


Basic earnings per common share. . . . . . . . . . . . . $     .99   $     1.86
                                                         ==========  ===========
Weighted average common shares outstanding - basic . . .    10,669       14,068
                                                         ==========  ===========


Diluted earnings per common share. . . . . . . . . . . . $     .98   $     1.63
                                                         ==========  ===========
Weighted average common shares outstanding - diluted . .    10,786       17,672
                                                         ==========  ===========

Dividends declared per common share. . . . . . . . . . . $     .18   $      .18
                                                         ==========  ===========














             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine Months Ended September 27, 1997 and October 3, 1998
                                (Dollars in thousands)
                                     (Unaudited)

                                                             1997        1998
                                                          ----------  ----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . .$  10,572   $  27,748
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
     Depreciation and amortization . . . . . . . . . . . .   10,642      40,187
     Deferred income taxes . . . . . . . . . . . . . . . .     (341)     23,581
     Accretion on debt instruments . . . . . . . . . . . .        -         854
     Provision for doubtful accounts . . . . . . . . . . .      585       1,264
     Loss (gain)on disposal of property, plant and
       equipment . . . . . . . . . . . . . . . . . . . . .   (1,153)         52
     Changes in operating assets and liabilities, net
      of businesses acquired:
        Trade receivables. . . . . . . . . . . . . . . . .  (22,535)    (42,627)
        Inventories. . . . . . . . . . . . . . . . . . . .  (17,659)    (37,562)
        Accounts payable . . . . . . . . . . . . . . . . .     (258)      4,692
        Accrued expenses . . . . . . . . . . . . . . . . .    3,244     (13,500)
        Other assets and liabilities . . . . . . . . . . .   (1,297)    (16,662)
                                                          ----------  ----------
           Net cash used in operating activities . . . . .  (18,200)    (11,973)
                                                          ----------  ----------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment. . .    1,723       2,779
  Proceeds from disposal of assets held for sale . . . . .        -      35,335
  Purchases of property, plant and equipment . . . . . . .  (13,891)    (89,660)
  Payments for businesses purchased, net of cash acquired.        -     (90,029)
                                                          ----------  ----------
           Net cash used in investing activities . . . . .  (12,168)   (141,575)
                                                          ----------  ----------
Cash flows from financing activities:
  Increase (decrease) in checks not yet presented for
   payment . . . . . . . . . . . . . . . . . . . . . . . .    5,617      (6,905)
  Borrowings on revolving credit loans . . . . . . . . . .  104,450     369,100
  Repayments of revolving credit loans . . . . . . . . . .  (79,100)   (291,500)
  Proceeds from the issuance of other long-term debt . . .        -     100,000
  Retirement of long-term debt . . . . . . . . . . . . . .   (1,709)    (13,205)
  Payments of debt and equity issuance costs . . . . . . .        -      (1,617)
  Dividends paid . . . . . . . . . . . . . . . . . . . . .   (1,276)     (4,063)
  Proceeds from exercise of stock options. . . . . . . . .    2,400       2,229
                                                          ----------  ----------
           Net cash provided by financing activities . . .   30,382     154,039
                                                          ----------  ----------
Net change in cash and cash equivalents. . . . . . . . . .       14         491
Cash and cash equivalents at beginning of period . . . . .       20       4,604
                                                          ----------  ----------
Cash and cash equivalents at end of period . . . . . . . .$      34   $   5,095
                                                          ==========  ==========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . .$  10,721   $  47,835
                                                          ==========  ==========
    Income taxes . . . . . . . . . . . . . . . . . . . . .$   6,871   $  (4,597)
                                                          ==========  ==========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Tables in thousands)
                                      (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Pillowtex Corporation (the "Parent") and its subsidiaries (collectively, with Parent, (the "Company")), include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 3, 1998 for the fiscal year ended January 3, 1998. The three and nine month periods ended October 3, 1998 include the results of Fieldcrest Cannon, Inc. ("Fieldcrest Cannon") which was acquired on December 19, 1997 and the results of The Leshner Corporation ("Leshner") from its acquisition date of July 28, 1998.

(2)  Acquisitions

     On July 28, 1998, the Company acquired Leshner, a 91-year-old manufacturer of towels and terry related products. The acquisition was accounted for using the purchase method of accounting for business combinations. The pro forma effects of such transaction, as if it occurred at the beginning of fiscal 1997, are not significant.

(3)  Inventories

     Inventories consisted of the following at January 3, 1998 and October 3, 1998:

                                        1997        1998
                                      --------    --------
               Finished goods         $163,905    $196,834
               Work-in-process         120,063     125,422
               Raw materials            54,790      60,064
               Supplies                 20,993      35,376
                                      --------    --------
                                      $359,751    $417,696
                                      ========    ========

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Tables in thousands)
                                     (Unaudited)


(4)  Earnings Per Share

     The following table reconciles the numerators and denominators of basic and diluted earnings per share for the three and nine month periods ended October 3, 1998. Options to purchase 466,000 shares of common stock at prices ranging from $33.50 to $46.50 per share were outstanding during the three and nine month periods ended October 3, 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. There were no material reconciling items for the three and nine month periods ended September 27, 1997.

                                                            Three Months Ended     Nine Months Ended
                                                             October 3, 1998        October 3, 1998
                                                            ------------------     -----------------
                                                            Earnings    Shares     Earnings   Shares
                                                            --------    ------     --------   ------
     Basic - earnings available for common shareholders     $ 14,482    14,122     $ 26,181   14,068
     Effect of dilutive securities:
        Stock options                                              -       155            -      232
        Convertible notes                                        256       633        1,106      663
        Convertible preferred stock                              540     2,709        1,567    2,709
                                                            --------    ------     --------   ------
     Diluted - earnings available for common shareholders   $ 15,278    17,619     $ 28,854   17,672
                                                            ========    ======     ========   ======

(5)  New Accounting Standards

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. Total comprehensive income for the three months ended October 3, 1998 and September 27, 1997 was $14,355,000 and $7,004,000 respectively. Total comprehensive income for the nine months ended October 3, 1998 and September 27, 1997 was $26,757,000 and $10,294,000 respectively.

     During 1998, the Company adopted Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Adoption of this statement did not have a material impact on the Company's reported financial position, results of operations or cash flows.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Supplemental Condensed Consolidating Financial Information

     The following is summarized condensed consolidating financial information for the Company, segregating the Parent and subsidiaries which are guarantors of the Company's obligations under its senior subordinated notes, from non-guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several.

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
-------
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
                                           ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                             October 3, 1998
                                           ------------------------------------------------------------------------
                                                                             Non-
                                                           Guarantor      Guarantor
Financial Position                            Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------                         ------------   ------------   ------------   ------------   ------------
Assets:
-------
Trade receivables                          $         -    $   270,279     $    4,025    $         -    $   274,304
Receivable from affiliates                     744,929              -              -       (744,929)             -
Inventories                                          -        410,666          7,030              -        417,696
Other current assets                                 -         42,867            722              -         43,589
                                           ------------   ------------   ------------   ------------   ------------
     Total current assets                      744,929        723,812         11,777       (744,929)       735,589

Property, plant and equipment, net                 602        594,852          1,607              -        597,061
Intangibles, net                                19,728        262,569          2,244              -        284,541
Other assets                                   350,259         15,306              -       (339,849)        25,716
                                           ------------   ------------   ------------   ------------   ------------
     Total assets                          $ 1,115,518    $ 1,596,539    $    15,628    $(1,084,778)   $ 1,642,907
                                           ============   ============   ============   ============   ============
Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued liabilities   $    13,856    $   196,465    $     4,266     $        -    $   214,587
Payables to affiliates                               -        744,000            929       (744,929)             -
Other current liabilities                        6,864         40,875             78              -         47,817
                                           ------------   ------------   ------------   ------------   ------------
     Total current liabilities                  20,720        981,340          5,273       (744,929)       262,404

Noncurrent liabilities                         844,869        248,241            563              -      1,093,673
                                           ------------   ------------   ------------   ------------   ------------
     Total liabilities                         865,589      1,229,581          5,836       (744,929)     1,356,077

Redeemable convertible preferred stock          63,003              -              -              -         63,003

Shareholders' equity                           186,926        366,958          9,792       (339,849)       223,827
                                           ------------   ------------   ------------   ------------   ------------
     Total liabilities and
       shareholders' equity                $ 1,115,518    $ 1,596,539    $    15,628    $(1,084,778)   $ 1,642,907
                                           ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                              Three Months Ended September 27, 1997
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   145,839    $     8,141    $    (2,003)   $   151,977
Cost of goods sold                                    -        120,339          7,089         (2,003)       125,425
                                            ------------   ------------   ------------   ------------   ------------
   Gross profit                                       -         25,500          1,052              -         26,552

Selling, general and administrative              (1,378)        11,122            368              -         10,112
                                            ------------   ------------   ------------   ------------   ------------
   Earnings from operations                       1,378         14,378            684              -         16,440

Interest expense (income)                           (34)         4,957             (2)             -          4,921
                                            ------------   ------------   ------------   ------------   ------------
     Earnings before income taxes                 1,412          9,421            686              -         11,519

Income taxes                                        494          3,883             92              -          4,469
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings                           $       918    $     5,538    $       594    $         -    $     7,050
                                            ============   ============   ============   ============   ============


                                                               Three Months Ended October 3, 1998
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   414,387    $     6,802    $    (1,390)   $   419,799
Cost of goods sold                                    -        335,060          6,263         (1,390)       339,933
                                            ------------   ------------   ------------   ------------   ------------
     Gross profit                                     -         79,327            539              -         79,866

Selling, general and administrative              (1,422)        37,361            361              -         36,300
                                            ------------   ------------   ------------   ------------   ------------
     Earnings from operations                     1,422         41,966            178              -         43,566

Interest expense (income)                           182         18,945             (5)             -         19,122
                                            ------------   ------------   ------------   ------------   ------------
     Earnings before income taxes                 1,240         23,021            183              -         24,444

Income taxes                                        434          9,000            (12)             -          9,422
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings                                   806         14,021            195              -         15,022

Preferred dividends and accretion                   540              -              -              -            540
                                            ------------   ------------   ------------   ------------   ------------
       Earnings available for
       common shareholders                  $       266    $    14,021    $       195    $         -    $    14,482
                                            ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                               Nine Months Ended September 27, 1997
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   354,728    $    19,087    $    (3,182)   $   370,633
Cost of goods sold                                    -        291,743         17,113         (3,182)       305,674
                                            ------------   ------------   ------------   ------------   ------------
     Gross profit                                     -         62,985          1,974              -         64,959

Selling, general and administrative              (2,306)        34,953          1,081              -         33,728
                                            ------------   ------------   ------------   ------------   ------------
     Earnings from operations                     2,306         28,032            893              -         31,231

Interest expense (income)                          (679)        14,641             (5)             -         13,957
                                            ------------   ------------   ------------   ------------   ------------
     Earnings before income taxes                 2,985         13,391            898              -         17,274

Income taxes                                      1,045          5,565             92              -          6,702
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings                           $     1,940    $     7,826    $       806    $         -    $    10,572
                                            ============   ============   ============   ============   ============


                                                                   Nine Months Ended October 3, 1998
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $ 1,102,979    $    18,087    $    (2,846)   $ 1,118,220
Cost of goods sold                                    -        901,167         17,531         (2,846)       915,852
                                            ------------   ------------   ------------   ------------   ------------
     Gross profit                                     -        201,812            556              -        202,368

Selling, general and administrative              (3,294)       104,605          1,119              -        102,430
Restructuring charge                                  -          1,539              -              -          1,539
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) from operations              3,294         95,668           (563)             -         98,399

Interest expense (income)                           234         52,694             (8)             -         52,920
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) before income taxes          3,060         42,974           (555)             -         45,479

Income taxes                                      1,071         16,778           (118)             -         17,731
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                          1,989         26,196           (437)             -         27,748

Preferred dividends and accretion                 1,567              -              -              -          1,567
                                            ------------   ------------   ------------   ------------   ------------
       Earnings (loss) available for
       common shareholders                  $       422    $    26,196    $      (437)   $         -    $    26,181
                                            ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                     Nine Months Ended September 27, 1997
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor      Guarantor
Cash Flows                                           Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
----------                                        ------------   ------------   ------------   ------------   ------------
Cash provided by (used in) operating activities   $    (2,720)   $   (18,841)   $     3,361    $         -    $   (18,200)

Cash provided by (used in) investing activities       (31,811)        19,714            (71)             -        (12,168)

Cash provided by (used in) financing activities        34,531           (859)        (3,290)             -         30,382
                                                  ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents                     -             14              -              -             14

Cash and cash equivalents at beginning of period            -             12              8              -             20
                                                  ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period        $         -    $        26    $         8    $         -    $        34
                                                  ============   ============   ============   ============   ============


                                                                      Nine Months Ended October 3, 1998
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor      Guarantor
Cash Flows                                           Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
----------                                        ------------   ------------   ------------   ------------   ------------
Cash provided by (used in) operating activities   $    20,371    $   (33,730)   $     1,386     $        -    $   (11,973)

Cash used in investing activities                    (112,767)       (28,766)           (42)             -       (141,575)

Cash provided by (used in) financing activities        92,396         62,993         (1,350)             -        154,039
                                                  ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents                     -            497             (6)             -            491

Cash and cash equivalents at beginning of period            -          4,590             14              -          4,604
                                                  ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period        $         -    $     5,087    $         8    $         -    $     5,095
                                                  ============   ============   ============   ============   ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Supplemental Condensed Consolidating Financial Information (Continued)

     Fieldcrest Cannon is also a guarantor subsidiary and is not included in the consolidated financial statements for the three and nine months ended September 27, 1997. Accordingly, the Fieldcrest Cannon consolidated financial information for the three and nine months ended
     September 30, 1997 is included below:


                                                   Three Months Ended     Nine Months Ended
     Results of Operations                         September 30, 1997     September 30, 1997
     ---------------------                         ------------------     ------------------
     Net sales                                          $ 286,966              $ 820,635
     Cost of goods sold                                   243,060                695,615
                                                        ----------             ----------
        Gross profit                                       43,906                125,020

     Selling, general and administrative                   29,395                 85,563
                                                        ----------             ----------
     Earnings from operations                              14,511                 39,457

     Interest expense                                       6,150                 18,708
     Other, net                                              (347)                (2,021)
                                                        ----------             ----------
        Earnings before income taxes                        8,708                 22,770

     Income taxes                                           2,884                  8,087
                                                        ----------             ----------
        Net earnings                                        5,824                 14,683

     Preferred dividends                                    1,125                  3,375
                                                        ----------             ----------
        Earnings available for common shareholders      $   4,699              $  11,308
                                                        ==========             ==========


                                                      Nine Months Ended
     Cash Flows                                       September 30, 1997
     ----------                                       ------------------
     Cash provided by operating activities                $  49,511

     Cash used in investing activities                      (42,937)

     Cash used in financing activities                       (5,746)
                                                          ----------
     Net change in cash and cash equivalents                    828

     Cash and cash equivalents at beginning of period         4,647
                                                          ----------
     Cash and cash equivalents at end of period           $   5,475
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

RESULTS OF OPERATIONS

NET SALES. Net sales were $419.8 million for the three months ended October 3, 1998, representing an increase of $267.8 million, as compared to $152.0 million for the three months ended September 27, 1997. Net sales for the nine months ended October 3, 1998 increased to $1.1 billion from $370.6 million in the comparable prior year period, an increase of $747.6 million. These increases were primarily due to the addition of sales from the Fieldcrest Cannon merger (the "Merger") in December 1997 and the acquisition of Leshner in July 1998.

GROSS PROFIT. Gross profit margins increased to 19.0% for the three months ended October 3, 1998 from 17.5% for the three months ended September 27, 1997. Gross profit margins for the nine months ended October 3, 1998 increased to 18.1% from 17.5% for the nine months ended September 27, 1997. The increase is primarily due to lower raw material costs and significant operating improvements including returns from capital investment programs.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses increased $26.2 million to $36.3 million for the three months ended October 3, 1998, compared to $10.1 million for the three months ended September 27, 1997. For the nine months ended October 3, 1998, SG&A expenses increased $68.7 million to $102.4 million from $33.7 million for the period ended September 27, 1997. Increases in total SG&A expenses over the prior three and nine month periods are primarily due to the Merger and the additional SG&A costs assumed with the Leshner acquisition. As a percentage of sales, SG&A expenses increased to 8.6% from 6.7% for the three months ended October 3, 1998 and September 27, 1997, respectively. SG&A as a percent of sales for this period increased from the year-ago period due to the incurrence of costs related to the consolidation of Leshner's administration into Pillowtex's operations, as well as increased travel and personnel related costs. SG&A as a percent of sales for the nine months ended October 3, 1998 was relatively flat at 9.2% compared to 9.1% for the nine months ended September 27, 1997.

RESTRUCTURING CHARGE. The $1.5 million restructuring charge for the nine month period ended October 3, 1998 was related to severance and other employee-related costs associated with the consolidation of blanket production into facilities in Swannanoa, North Carolina and Westminster, South Carolina.

INTEREST EXPENSE. Interest expense increased $14.2 million to $19.1 million for the three months ended October 3, 1998, compared to $4.9 million for the three months ended September 27, 1997. Interest expense for the nine month period ended October 3, 1998 increased $38.9 million to $52.9 million from $14.0 million for the nine month period ended September 27, 1997. These increases were due to the additional debt incurred as a result of the Merger and the purchase of Leshner. Average interest rates for the three and nine month periods remained relatively flat from the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its principal sources of liquidity will be funds from its operations and funds available under its revolving credit facility. As of October 3, 1998, the outstanding principal balance under the Company's $350.0 million revolving credit facility was $192.6 million, with $38.5 million committed to outstanding letters of credit and $118.9 million available for other needs. The debt outstanding under the revolving credit facility reflects an increase of $77.6 million since January 3, 1998, due primarily to normal working capital increases during the first three quarters of the year, capital expenditures, and expenditures relating to the Merger. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the revolving credit facility, will be adequate to meet its anticipated cash requirements in the foreseeable future.

Effective July 28, 1998, the Company amended its senior revolving credit and term loan facilities with NationsBank, N.A. to increase the Tranche B portion of the term loan by $100.0 million. The proceeds received under this amendment were used to fund the July 28, 1998 acquisition of Leshner and to pay down the Company's revolving credit facility. The amendment did not change the December 31, 2004 maturity date of the Tranche B term loan.

The Company periodically enters into interest rate swap agreements to minimize the risk of fluctuations in interest rates. As of January 3, 1998 and October 3, 1998, the Company had approximately $125.0 million and $250.0 million, respectively, of notional amounts covered under fixed for floating rate swap agreements at average interest rates of 9.54% and 5.56%, respectively.

On September 29, 1998, the Company paid a dividend of $.06 per share to its common shareholders of record as of September 18, 1998. Additionally, the Company paid preferred dividends in the amount of $492,000 during the third quarter of 1998.

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

In February 1998, SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, was issued, which revises employers' disclosures about pension and other postretirement benefit plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required under SFAS Nos. 87, 88 and 106. The provisions of SFAS No. 132 are effective for fiscal years beginning after December 15, 1997. The Company's adoption of these disclosure requirements is not expected to materially impact the consolidated financial statements.

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

YEAR 2000 CONSIDERATIONS

GENERAL

Many existing computer programs use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results by or at the Year 2000, thereby causing disruptions in the operations of the Company and its suppliers and customers. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

STATE OF READINESS

SYSTEMS REPLACEMENT PROJECT

In 1995, the Company began a project aimed at improving its access to business information through common, integrated computing and reporting systems. In 1996, prior to the acquisition of Fieldcrest Cannon, Inc. ("Fieldcrest Cannon") by the Company in December 1997, Fieldcrest Cannon began a similar systems replacement project. Each of the Company and Fieldcrest Cannon, in connection with its systems replacement project, elected to implement systems using software applications developed by Oracle Corporation ("Oracle") to fulfill its business systems replacement needs. Such software applications replace many of the accounting, reporting and manufacturing systems that are or previously had been in place at the Company and Fieldcrest Cannon. Additionally, each of the Company and Fieldcrest Cannon, in connection with its systems replacement project, identified certain other payroll, manufacturing and warehousing systems to be replaced with software applications from other vendors. The Company believes that the software applications purchased in connection with these business replacement projects is Year 2000 compliant.

Following the acquisition of Fieldcrest Cannon, the independent systems replacement projects of the Company and Fieldcrest Cannon were combined, and the combined project (the "Systems Replacement Project") is proceeding on schedule with an estimated completion date of June 1999. It is estimated that approximately 95% of the development of the Oracle software applications are complete, with the implementation of the financial application having been substantially completed as of October 1998. Certain other applications (including payroll, manufacturing and warehousing) are expected to be phased in over the next eight months. The development and implementation of these other applications are approximately 50% and 20% complete, respectively.

YEAR 2000 PLAN

In addition to the Systems Replacement Project, the Company, as part of its Year 2000 compliance program, has developed a specific plan (the "Year
2000 Plan") to help ensure that the Company is not adversely affected by the Year 2000 issue. The Year 2000 Plan is divided into the following four major components (each, a "Component"): (1) Information Technology Systems ("IT Systems"); (2) Information Technology Infrastructure ("IT Infrastructure"); (3) Process Control and Instrumentation ("PC&I"); and (4) third party suppliers and customers ("External Agents"). The Year 2000 Plan will be implemented with respect to each Component in the following six general phases: (1) inventory Year 2000 items; (2) assign priorities to identified items; (3) assess the compliance of items determined not to be Year 2000 compliant; (4) convert or replace material items that are determined not to be Year 2000 compliant; (5) test material items; and (6) design and implement contingency and business continuation plans for each location. Additionally, the Company is assessing the feasibility and utility of retaining an independent third party to review the Company's Year 2000 readiness and make recommendations as needed during the first or second quarter of 1999. For purposes of the Year 2000 Plan, "material items" are those believed by the Company to have a risk involving the safety of individuals or that may cause damage to property or the environment or affect revenues.

The inventory and priority assessment phases were completed with respect to each Component of the Year 2000 Plan in May 1998. The Year 2000 Plan is scheduled to be fully implemented by June 1999.

IT SYSTEMS. IT Systems are comprised primarily of applications software. The Company's applications software is being remediated primarily through the Systems Replacement Project. Applications software that is not remediated through the Systems Replacement Project and is not Year 2000 compliant is being converted internally through the use of custom programming or replaced by the supplier of such software. The Company estimates that the conversion phase with respect to IT Systems was approximately 90% complete as of October 1998 and the remaining conversions will be completed by June 1999. The testing phase with respect to converted software is ongoing. Vendor software replacements and upgrades are on schedule for completion by June 1999. The testing phase with respect to replacement software is conducted as the software is replaced and is also scheduled to be completed by June 1999. Contingency planning with respect to IT Systems is underway and is scheduled to be completed in the first quarter of 1999.

IT INFRASTRUCTURE. IT Infrastructure consists of hardware and systems software other than applications software. The implementation of the Year 2000 Plan with respect to IT Infrastructure is on schedule, and the Company estimates that approximately 90% of the scheduled activities with respect to IT Infrastructure had been completed as of October 1998. The testing phase is ongoing as the IT Infrastructure is remediated, upgraded or replaced. Contingency planning with respect to IT Infrastructure is scheduled to commence in the fourth quarter of 1998. The implementation of all phases of the Year 2000 Plan with respect to IT Infrastructure is expected to be completed by June 1999.

PC&I. PC&I involves the hardware, software and associated embedded computer chips that are used in the operation of the Company's facilities. Plans detailing the tasks and resources required to implement the Year 2000 Plan with respect to PC&I are in place. The Company estimates that 80% of the PC&I vendors have responded to questionnaires indicating their equipment is Year
2000 compliant, and 20% have reported non-compliance. The non-compliant systems have been remediated, are undergoing remediation or are expected to have recommendations for remediation in place by November 1998. The implementation of the Year 2000 Plan with respect to PC&I is on schedule, and the Company believes that the conversion and testing of PC&I will be completed by June 1999. Contingency plans with respect to PC&I will be based upon tests expected to be run during the first quarter of 1999.

EXTERNAL AGENTS. The External Agents Component of the Year 2000 Plan involves identifying and prioritizing critical business partners at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 issue. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed by the development of contingency plans, which are scheduled to be completed in the first quarter of 1999. The Company believes the implementation of this Component of the Year 2000 Plan is on schedule as of October 1998.

COSTS TO ADDRESS THE BUSINESS SYSTEM REPLACEMENTS AND YEAR 2000

To date, the Company estimates it has spent $48.0 million of capital on the Systems Replacement Project of which a portion relates to expenditures made prior to the Merger. It is estimated that an additional $16.0 million of capital spending will be incurred in 1999 to complete the Systems Replacement Project. Expenses incurred to complete remediation of the Year 2000 Plan are not expected to have a material impact on the Company's results of operations or financial position. The Company believes operating cash flows will be adequate to fund any remaining expenditures related to the Systems Replacement Project and the Year 2000 Plan and does not anticipate these needs having a material effect on its liquidity or financial condition.

RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES

The Company's failure to resolve Year 2000 issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties, upon whom the Company's business relies, to timely remediate their Year 2000 issues could result in disruption of the Company's supply of materials and parts, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes the Year 2000 Plan will adequately address the Company's internal Year 2000 issues, until the Company receives responses from all significant business partners, the overall risks associated with the Year 2000 issue remain difficult to accurately assess and quantify, and there can be no assurances that the Year 2000 issue will not have a material adverse effect on the Company and its operations.

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



(REGISTRANT)                  PILLOWTEX CORPORATION
BY (SIGNATURE)                /s/ Ronald M. Wehtje
(NAME AND TITLE)              Ronald M. Wehtje
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)
(DATE)                        November 13, 1998

                                  INDEX TO EXHIBITS



Exhibit                                                   Method of Filing
-------                                            -----------------------------
 27.1   Financial Data Schedule. . . . . . . . . . Filed herewith electronically
