Form 10-K
period 1999-01-02
PILLOWTEX CORP
filed 1999-03-30
CIK 896265

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________


                                  FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1999 was $149,789,491.

As of March 22, 1999, Registrant had 14,183,852 shares of Common Stock outstanding.
                              __________________

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO THE "COMPANY" INCLUDE PILLOWTEX CORPORATION AND ITS SUBSIDIARIES.


                            CAUTIONARY STATEMENT REGARDING
                              FORWARD-LOOKING STATEMENTS

     This report and other reports and statements, including those incorporated by reference herein, filed by the Company from time to time with the Securities and Exchange Commission (collectively, "Company SEC Filings") contain or may contain certain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. Any statements preceded by, followed by, or that include the words "anticipates," "believes" "expects," "estimates," "intends," or similar expressions contained in Company SEC Filings, as well as any other statements contained in Company SEC Filings regarding matters that are not historical facts, are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

     The Company's shareholders should understand that the following important factors, in addition to those discussed elsewhere in Company SEC Filings, could affect the Company's future results and could cause results and values to differ materially from those expressed in or implied by such forward-looking statements: (i) the Company's significant leverage and debt service obligations; (ii) the restrictive covenants contained in the instruments governing the Company's indebtedness; (iii) the Company's ability to integrate acquired operations successfully with existing operations; (iv) the price and availability of raw materials used by the Company; (v) general retail industry conditions; (vi) the Company's ability to renew key trademark licenses;
(vii) the goodwill associated with the brand names owned by the Company and the Company's ability to protect its proprietary rights in such brand names; (viii) the Company's ability to retain key customers; (ix) the Company's relationships with both union and non-union employees; (x) the influence of significant shareholders of the Company; (xi) the Company's dependence on key management personnel; and (xii) the seasonality of the Company's business. The foregoing factors are discussed herein in greater detail under the caption "Risk Factors" beginning on page 9 hereof.


                                        PART I

ITEM 1.   BUSINESS

GENERAL

          Founded in 1954, the Company is one of the largest North American designers, manufacturers, and marketers of home textile products. The Company's extensive product offerings include a full line of utility and fashion bedding and complimentary bedroom textile products, as well as a full line of bathroom and kitchen textile products. As a leading supplier across all distribution channels, the Company sells its products to most major mass merchants, department stores, and specialty retailers, providing its customers with a centralized "one-stop" source for their home textile merchandise. The Company also markets its products to wholesale clubs, catalog merchants, institutional distributors, and international customers.

          The Company, through its operating subsidiaries, manufactures and markets its products utilizing established and well-recognized Company-owned brand names, including Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-, Fieldcrest-Registered Trademark-, Royal Family-Registered Trademark-, Charisma-Registered Trademark-, St. Mary's-Registered Trademark-, Touch of Class-Registered Trademark-, Royal Velvet Big & Soft-Registered Trademark-, and Beacon-Registered Trademark-. In addition, through licensing agreements, the Company currently has rights to manufacture and, in some instances, market certain bedding products under such well-known brand names as Ralph Lauren, Comforel-Registered Trademark-, and Waverly-Registered Trademark-. This diverse portfolio of premier brand names allows the Company to differentiate its products from those of its competitors and provides distinct brand names for different channels of retail distribution and for different price points. The Company believes that this portfolio of brand names provides it with a significant competitive advantage.

COMPETITIVE STRENGTHS

     The Company is one of the largest firms in the home textile industry and has significant competitive strengths. The Company has one of the largest market shares in North America in each of the bath towel, bed pillow, blanket, and down comforter product segments and a significant market share in each of the sheet, pillowcase, mattress pad, fashion bedding, bath rug and kitchen textile product segments.

     The Company's management team has successfully integrated acquisitions over the last several years which have improved the Company's overall efficiency and consistently produced a record of growth and profitability. The Company's management team provides a breadth of expertise rivaling any in the industry.

     The Company's management team believes the following competitive strengths enhance the Company's position in the marketplace:

          - INDUSTRY LEADING BRANDS: The Company owns some of the most recognizable brand names in the industry, including Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-, Fieldcrest-Registered Trademark-, Royal Family-Registered Trademark-, Charisma-Registered Trademark-, St. Mary's-Registered Trademark-, Touch of Class-Registered Trademark-, Royal Velvet Big & Soft-Registered Trademark-, and Beacon-Registered Trademark-. Furthermore, through licensing agreements, the Company currently has rights to manufacture and, in some instances, market certain bedding products under such well-known brand names as Ralph Lauren, Comforel-Registered Trademark-, and Waverly-Registered Trademark-. This diverse portfolio of premier brand names allows the Company to differentiate its products from those of its competitors and provides distinct brand names for different channels of retail distribution and for different price points. These brand names also enable the Company to assist its customers in coordinating their product offerings and differentiating such offerings from those of their competitors.

          - STRONG CUSTOMER RELATIONSHIPS: The Company has established relationships with the top home textile retailers in North America. The Company's broad product offerings provide its customers with the benefits of a true "one-stop" source for bed and bath products. These strong relationships create a stable base from which the Company can pursue future business and new product introductions.

          - CREATIVE MERCHANDISING STRATEGIES: Historically, the Company has maintained creative partnerships with its customers, including extensive merchandising programs, that have resulted in the creation of successful new products, product mix strategies, point-of-sale concepts, and advertising campaigns. Retail customers are increasingly demanding exclusive or specially designed product lines to differentiate their product offerings from those of other retailers and to implement price tiering in order to achieve higher margins. The Company will continue this collaboration with its retail customers to design products and marketing programs responsive to individual customer's needs.

          - LOW COST OPERATING CAPABILITIES: As a result of its continued emphasis on cost-containment and capital expenditures to obtain greater plant efficiencies, the Company is a low cost producer of bed pillows, blankets, down comforters, and mattress pads in the home textile industry. The Company has efficient, low cost towel and bath rug production capabilities, including a new, state-of-the-art towel production facility. In addition, the Company has emphasized a low cost of operations, creating a competitive advantage by operating with one of the lowest percentages of selling, general and administrative expenses relative to sales in the industry.

BUSINESS STRATEGY

     The Company's strategic objectives are to capitalize on its industry-leading position by leveraging the strength of its brand names, customer relationships, and operational capabilities across its comprehensive array of product offerings. The Company's strategic focus is as follows:

          - CAPITALIZE ON INDUSTRY LEADING POSITION: The Company focuses on leveraging its market leadership by implementing sales and marketing programs designed to facilitate a customer-driven "pull" strategy. By cross-marketing its various products using the Company's strong brand names, the Company seeks to create enhanced product value and facilitate greater differentiation of its products from those of its competitors.

          - DEVELOP THE PREMIER "One-Stop Shop" for Home Textiles: The Company's practice of offering broad product assortments across diverse product lines provides it with a significant competitive advantage as it can offer its retail customers a centralized "one-stop" purchasing source for their home textile merchandise. The Company's extensive assortment of home textile products includes fashion and utility bedding and complimentary bedroom textile products, as well as a full line of bathroom textile products.

          - FURTHER STRENGTHEN CUSTOMER RELATIONSHIPS: The Company has a long history of strong customer relationships with the top retailers in the United States and Canada. The Company has developed these relationships by providing value-added services, such as innovative marketing and cross-merchandising capabilities. The Company believes that the value of such services to retailers has been increased significantly by the Company's expansion of its traditional bed pillow, blanket, down comforter, and mattress pad product lines to include towel, bath rug, sheet, fashion bedding, and kitchen textile product lines, creating a centralized purchasing source and the ability to utilize established and well-recognized Company-owned brand names across all such product lines. The Company continues to increase the use of marketing and cross-merchandising services to create opportunities for added sales and to provide retailers with more opportunities to differentiate their product offerings from those of their competitors.

          - ENHANCE OPERATIONAL EFFICIENCIES: The Company continues to focus on reducing its manufacturing cost structure by reviewing its current operations and investing in automation, equipment modernization, process improvements, and system controls throughout all aspects of its business. The Company's management believes that significant opportunities exist to improve production efficiency through capital investment, improved operational logistics, selective outsourcing, and increased utilization of information systems. The Company is currently in the middle of a three-year program to make capital expenditures in excess of $275.0 million by the end of 2000, principally to modernize certain acquired sheet and towel manufacturing facilities through the addition of new machinery and equipment. The Company anticipates that approximately $85.0 million in capital expenditures will be made in fiscal 1999.

PRODUCTS

GENERAL

     The Company has expanded its historic pillow operations largely through strategic acquisitions. Most recently, on December 19, 1997, the Company acquired Fieldcrest Cannon, Inc. ("Fieldcrest Cannon"), a designer, manufacturer and marketer of a broad range of household textile products including towels, bath rugs, sheets, and comforters, and on July 28, 1998, the Company acquired The Leshner Corporation, a 91-year-old manufacturer and marketer of quality bath and kitchen terry products. As a result of all such acquisitions, the Company's extensive product offerings now include a full line of utility and fashion bedding and complimentary bedroom textile products, as well as a full line of bathroom and kitchen textile products.

BEDDING AND OTHER BEDROOM TEXTILE PRODUCTS

     BED PILLOWS. The Company is a leading manufacturer and marketer of bed pillows in North America. The Company produces and markets a broad line of traditional bed pillows, as well as specially designed bed pillows such as body pillows. The Company offers products at various levels of quality and price, from synthetic pillows sold at relatively low retail prices to fine white goose down pillows sold at much higher price levels.

     The Company is a leading feather and down pillow manufacturer in North America, offering products filled with quality goose and duck down, or blends of feather and down, in a range of grades. These materials, known as "natural fill," are noted for their loft and resiliency.

     The Company also manufactures and markets a full line of bed pillows featuring staple (cut and crimped), tow (continuous filament), and cluster (individual ball) synthetic fiber fills. The Company is a leading supplier of premium synthetic and latex bed pillows in North America.

     BLANKETS. The Company is a leading producer of adult blankets in North America, manufacturing woven and non-woven conventional and thermal weave blankets and throws in a wide assortment of fibers, including cotton, wool blend, acrylic, and polyester. The Company is the exclusive supplier in North America of blankets for Ralph Lauren. The Company also has a strong presence in the infant blanket market with products ranging from non-woven receiving blankets to the finest Supima-Registered Trademark- cotton crib blankets.

     DOWN COMFORTERS. The Company was a pioneer in marketing down comforters in the United States, and is now a leading manufacturer and marketer of down comforters in North America. Down comforters have become increasingly popular for both their insulation and fashion qualities, selling well in both warm and cool climates. They are sold at department stores, specialty stores, and mass merchants at a variety of prices. Increasingly popular higher-end comforters typically offer more down fill, have higher thread count shells, and feature more appealing "surface interest," such as damask dots, stripes, and checks.

     MATTRESS PADS. The Company is a leading manufacturer and marketer of mattress pads in North America, producing and marketing a complete line of mattress pads, including sizes for adults and children, natural and synthetic filled, flat, fitted, and stretch-to-fit mattress pads (adjustable fit mattress pads made with Lycra-Registered Trademark-, a multidirectional stretch material produced by E.I. DuPont de Nemours & Co. ("DuPont")). The Company's stretch-to-fit mattress pads correctly fit a broad range of mattress thicknesses, including pillow top mattresses.

     SHEETS AND OTHER FASHION BEDDING. The Company produces a wide variety of sheets, ranging from muslin to the finest 310-thread count, 100% pima cotton sheets. Its principal brand names for this product line include Cannon-Registered Trademark-, Fieldcrest-Registered Trademark-, Royal Velvet-Registered Trademark-, and Charisma-Registered Trademark-. Among the Company's sheeting strengths are solid color sheets with coordinating decorative bedding accessories. In addition to sheets, the Company's fashion bedding products consist of matching synthetic fill comforters, comforter covers, and pillow shams along with coordinated ruffled or pleated bed skirts. Retail prices of the Company's sheets vary widely based on size, thread count, and fabric type.

     OTHER BEDROOM TEXTILES. The Company also offers a variety of other complementary bedroom textile products, including featherbeds, pillow protectors, decorative pillows, and window treatments. These products represent a source of additional profitability as "add-on" sales for retailers.

BATHROOM TEXTILE PRODUCTS

          TOWELS. The Company's bathroom textile products include bath, hand, and fingertip towels, washcloths, and bath mats. Royal Velvet-Registered Trademark-, Fieldcrest-Registered Trademark-, Cannon-Registered Trademark-, Charisma-Registered Trademark-, Royal Velvet Big & Soft-Registered Trademark-, and St. Mary's-Registered Trademark- are well-known, high quality towel brand names, providing the Company with a strong market position in substantially all key sectors of the North American market. The Company is also recognized as the color leader in the towel industry as it markets 40 colors in its Royal Velvet-Registered Trademark- franchise. In the marketplace, the Company differentiates its towels by using fine ring spun cotton yarns to produce Royal Velvet-Registered Trademark- towels and pima cotton yarns for Charisma-Registered Trademark- towels. The towel line includes solid colors, woven stripes, and fancy jacquards, as well as printed towels. Retail prices of the Company's towels range on a wide variety of price levels based on, among other things, size, weight, and yarn type.

     BATH RUGS. The Company also markets a variety of bath and accent rugs in conjunction with its towel offering. Sizes range from 17-inches by 24-inches to 48-inches by 72-inches. These products are marketed under the Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-,
Fieldcrest-Registered Trademark-, Royal Family-Registered Trademark-, and Charisma-Registered Trademark- brands, as well as private labels.

KITCHEN TEXTILE PRODUCTS

     The Company is a leading manufacturer and marketer of kitchen textile products in North America. The Company's kitchen products include terry towels, terry dish cloths, waffle weave and flat woven dish cloths, bar mops, utility cloths, pot holders, and oven mitts. A variety of constructions include yarn-dye checks, stripes, and plaids coordinating with piece-dye solids as well as printed fashion motifs. Most of the Company's kitchen ensembles are accompanied by fabricated pot holders, oven mitts, and other coordinating accessories.

MARKETING AND SALES

     The Company markets its products to major mass merchants, department stores, and specialty retail stores, as well as to wholesale clubs, catalog merchants, institutional distributors, and international customers.

     The Company's top ten customers accounted for approximately 61% of its total net sales in fiscal year 1998. Wal-Mart Stores, Inc. (including Wal-Mart and Sam's Club Stores) ("Wal-Mart") accounted for approximately 24% of the

Company's total net sales in fiscal year 1998; no other customer accounted for more than 10% of the Company's total net sales in fiscal year 1998. Consistent with industry practice, the Company generally does not operate under long-term written supply contracts with its customers.

     The use of the Company's Fieldcrest portfolio of brand names is segmented by distribution channel in order to solidify the perceived value of such brands and maintain their integrity. Royal Velvet-Registered Trademark-, Charisma-Registered Trademark-, Fieldcrest-Registered Trademark-, and Royal Family-Registered Trademark- brand name bed and bath products are distributed primarily to leading department stores, specialty home furnishing stores, and catalog merchants. St. Mary's-Registered Trademark- and Cannon-Registered Trademark- brand name bed and bath products are distributed through mass merchants. The Company's Royal Velvet-Registered Trademark-, Charisma-Registered Trademark-, and Cannon-Registered Trademark- brand names are supported with national consumer advertising. The Company also utilizes private brands through large chain stores and also sells a smaller amount of unbranded products to institutional and government customers.

     The Company's current international business is concentrated in Canada; however, it also sells its products in other foreign markets, including Asia, Australia, Europe, Mexico, and South America.

     In order to maximize product exposure and increase sales, the Company works closely with its major customers to assist them in merchandising and promoting the Company's products to the consumer. In addition to frequent personal consultation with the employees of such customers, the Company meets periodically with the senior management of such customers to develop joint merchandising programs, new products, product mix strategies, point-of-sale concepts, and advertising campaigns specifically tailored to that customer's needs. The Company also provides its customers merchandising assistance with store layouts, fixture designs, point-of-sale displays, and advertising materials.

     The Company's electronic data interchange system allows customers to place, and allows the Company to fill, track, and bill, orders by computer. This system enables the Company to ship products on a "quick response" basis.

     The Company's products are generally sold through its own salespeople, who have many years of industry experience; however, certain Ralph Lauren products are sold by the Ralph Lauren sales force.

TRADEMARKS AND LICENSE AGREEMENTS

     The Company markets its products under its proprietary Company-owned trademarks and trade names and under customer-owned private labels, as well as under certain licensed trademarks and trade names. The Company uses trademarks, trade names, and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

     The Company owns various trademarks and trade names, including Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-, Fieldcrest-Registered Trademark-, Royal Family-Registered Trademark-, Charisma-Registered Trademark-, Royal Velvet Big & Soft-Registered Trademark-, St. Mary's-Registered Trademark-, Touch of Class-Registered Trademark-, and Beacon-Registered Trademark-. The Company regards its trademarks and trade names as valuable assets and vigorously protects them against infringement.

     The Company holds the exclusive license for the highly regarded Ralph Lauren trademark for pillows, blankets, down comforters, mattress pads, and bath rugs in the United States and Canada. In addition, the Company holds a non-exclusive license to manufacture, and in certain cases sell, a variety of fashion bedding products under the Ralph Lauren trademark in the United States, Canada, and Mexico. The Company's licenses with Polo/Ralph Lauren Corporation expire on June 30, 2001. The Company has a long-standing relationship with Polo/Ralph Lauren Corporation and has no reason to believe that such licenses will not be renewed. However, there can be no assurance that, upon their expiration, the Company will be able to renew such licenses on acceptable terms.

     From time to time, the Company identifies product lines for which it is more advantageous to the Company to license its brand names to third parties for use in the manufacture and sale of such products. These license agreements require royalty payments to the Company based upon product sales and generally require payments of minimum annual royalties. In January 1998, the Company entered into such a license agreement with Ex-Cell Home Fashions, Inc. ("Ex-Cell"), pursuant to which the Company granted Ex-Cell an exclusive license to manufacture, sell, and distribute shower curtains and bath accessories under certain of the Company's trademarks and trade names, including Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-,

Fieldcrest-Registered Trademark-, Charisma-Registered Trademark-, and Touch of Class-Registered Trademark-. In January 1999, the Company entered into another such license agreement with Bardwil Industries, Inc. ("Bardwil"), pursuant to which the Company granted Bardwil an exclusive license to manufacture, sell, and distribute tablecloths and other table-top accessories under certain of the Company's trademarks and trade names, including Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-, Fieldcrest-Registered Trademark-, Charisma-Registered Trademark-, and St. Mary's-Registered Trademark-. From time to time, the Company also enters into selective international license agreements to promote the sale of its products in specific regions of the world.

PRODUCT DEVELOPMENT

     The Company's product development staff creates and develops products with new or superior performance characteristics in cooperation with various outside sources, including its suppliers and customers. The Company believes that the ability to develop products responsive to individual customers' needs is an important competitive advantage. As a result, the Company commits time and resources to identifying new materials, designs, and products from a variety of domestic and international vendors.

MANUFACTURING AND DISTRIBUTION

GENERAL

     The Company operates an extensive network of facilities in Texas, Alabama, California, Georgia, Illinois, Mississippi, New York, North Carolina, Pennsylvania, South Carolina, Virginia and Toronto, Canada in connection with the manufacture and distribution of the Company's product lines. This nationwide manufacturing and distribution network enables the Company to ship its products cost effectively to all major cities in North America.

     As a supplement to its primary distribution channels, the Company operates retail outlet stores that sell certain of the Company's products directly to customers. These stores sell both first quality merchandise and seconds or "off-goods" at competitive retail prices. The Company believes that its retail outlet stores provide an effective channel for the distribution of second quality merchandise.

BEDDING AND OTHER BEDROOM TEXTILE PRODUCTS

     BED PILLOWS. The hub of the network for bed pillows is located in Dallas, Texas, where the Company operates what it believes to be the largest feather and down processing facility in North America, producing significant economies of scale. Feather and down are processed by state-of-the-art computerized washing and sorting equipment and are sorted into a variety of mixtures and grades used in manufacturing natural fill pillows and comforters. The raw materials are shipped, along with imported products, to the Company's regional facilities for final assembly and distribution to customers. The Company also operates an automated sewing facility in Dallas, Texas, where high speed, computerized machines cut and sew fabric into pillow shells.

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

     BLANKETS. The Company produces blankets and spins yarn at manufacturing facilities in North Carolina and South Carolina. These plants provide full vertical production capability, including spinning, weaving, dyeing, and finishing.

     DOWN COMFORTERS. The Company's line of natural fill comforters are manufactured by the Company at its California, Illinois, Mississippi, Pennsylvania, and Toronto, Canada locations using processed down from the Dallas facility.

     MATTRESS PADS. Mattress pads are manufactured at the California, Mississippi, Pennsylvania, and Toronto, Canada facilities by two automated methods. The traditional quilt sewing method uses high speed equipment that sews the top, bottom, and fill material together. The sonic method fuses the top, bottom, and fill material together.

     SHEETS AND OTHER FASHION BEDDING. Bed sheet products are produced in the Company's facilities in Kannapolis, North Carolina, Concord, North Carolina, and Union City, South Carolina. As with the Company's towel operations, these facilities provide a full range of the Company's sheet products for substantially all channels of distribution. Cotton and synthetic fibers are spun into yarn and woven into greige cloth for finishing, dyeing, cutting, and sewing. The Company produces synthetic fill comforters and other decorative bedding products such as pillow shams and decorative pillows at its Eden, North Carolina and Rocky Mount, North Carolina facilities. Finished cloth generally is supplied by the Company's bed sheet operations. The cloth is cut, polyester fiber-fill is inserted, and the product is sewn and packaged for shipment to retail customers.

     OTHER BEDROOM TEXTILES. Other complementary bedroom textile products offered by the Company, such as featherbeds, pillow protectors, decorative pillows, and window treatments, are manufactured at one or more of the facilities described above.

BATHROOM TEXTILE PRODUCTS

     TOWELS. The Company produces bath towels at its facilities in Alabama, Georgia, North Carolina, and Virginia. Cotton and synthetic fibers are spun into yarn utilizing the Company's spinning capacity and, subsequently, woven into fabric or greige cloth. The greige cloth is finished, dyed, cut, and sewn into finished towel products. The Company's Fieldale, Virginia facility generally produces the higher quality, department and specialty stores' products. The Columbus, Georgia, Phenix City, Alabama, and Hawkinsville, Georgia facilities generally support the Company's mass merchant business channel. The Kannapolis, North Carolina facility is capable of producing both types of products and, as a result, is used to support both distribution channels.

     BATH RUGS. Bath rugs are produced in the Company's Scottsboro, Alabama facility. Tufted yarn is punched into fabric and cut into a uniform height. A latex coating is applied to the underside of the fabric to hold the fibers. The product is dyed, cut, and finished.

KITCHEN TEXTILE PRODUCTS

     The Company's kitchen textile products are manufactured at its facilities in Phenix City, Alabama, Hawkinsville, Georgia and Kannapolis, North Carolina.

QUALITY CONTROL PROGRAMS

     The Company has established quality control programs that are designed to assure that its products meet predetermined quality standards established both internally and by its customers. The Company devotes significant resources to support its quality improvement efforts. Each manufacturing facility is staffed with a quality control team that identifies and resolves quality issues. The Company attempts to maintain close contact with customer quality control or other appropriate personnel to assure that the Company understands the customers' requirements. The Company also has programs with its major suppliers to assure the consistency of purchased raw materials by imposing strict standards and materials inspection, and requiring rapid response to the Company's complaints.

RAW MATERIALS AND IMPORTS

     GENERAL. The principal raw materials that the Company uses in manufacturing its various product lines are: cotton; feather and down; synthetic (polyester and acrylic) fibers; and cotton and polyester-cotton blend fabrics. These materials are generally available from a wide variety of sources, and no significant shortage of such materials is currently anticipated. Management believes that its relationships with its suppliers are generally good.

     COTTON. Domestic cotton merchants are the Company's primary source of cotton. The Company uses significant quantities of cotton, which is subject to ongoing price fluctuations. To reduce the effect of potential price fluctuations, the Company makes commitments from time to time for future purchases of cotton.

     FEATHERS AND DOWN. The Company imports feather and down from several sources outside the United States. A majority of such purchases are from the People's Republic of China ("China"), where feather and down are by-products of ducks and geese raised for food. The Company is generally able to purchase feather and down from its suppliers in China on open credit terms without letters of credit. The Company also purchases some feather and down from suppliers in Europe.

     SYNTHETIC FIBERS. Domestic fiber producers are the Company's primary source of synthetic fibers. The Company purchases synthetic fiber from, among others, DuPont, Wellman, Inc., Monsanto Company, Cytec Industries Inc., Kosa, and Kanematsu U.S.A. Inc. To reduce the effect of potential price fluctuations, the Company makes commitments from time to time for future purchases of synthetic fibers.

     FABRIC. The Company uses fabric purchased from third parties in the production of pillow shells, comforter covers, and various other products. Although the Company believes that fabric is a commodity-type product that is available from numerous sources, the Company currently purchases large quantities of pillow ticking fabric from a single supplier, Santee Print Works, to control costs and assure quality. Consistent with industry practice, the Company and Santee Print Works have not entered into a long-term supply contract. However, to reduce the effect of potential price fluctuations, the Company makes commitments from time to time for future purchases from Santee Print Works. In addition, the Company imports the majority of its down comforter shells from China and India.

     OTHER. Certain of the Company's stretch-to-fit mattress pads utilize Lycra-Registered Trademark- skirting. Because of DuPont's patent on Lycra-Registered Trademark-, it is the exclusive supplier for this material. The Company believes that the risk that DuPont will cease to manufacture and sell Lycra-Registered Trademark- is minimal.

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

EMPLOYEES

     As of March 22, 1999, the Company had approximately 14,000 employees.

     As of March 22, 1999, the Company was subject to the following collective bargaining agreements:

                                                                                                     Number of       Number of
                                                                                                     Eligible        Covered
                     Union                         Location Covered              Expiration          Employees       Employees
------------------------------------------------   ------------------------    --------------      -------------   -------------
Union of Needletrades, Industrial and Textile      Columbus, Georgia              01/06/00              375             247
   Workers

Union of Needletrades, Industrial and Textile      Phenix City, Alabama           01/06/00              837             529
   Workers

Union of Needletrades, Industrial and Textile      Phenix City, Alabama;          09/30/01              490             214
   Workers                                         Hawkinsville, Georgia;
                                                   and Macon, Georgia

Union of Needletrades, Industrial and Textile      Eden, North Carolina           01/06/00              507             236
   Workers

Union of Needletrades, Industrial and Textile      Fieldale, Virginia             01/06/00            1,024             350
   Workers

Union of Needletrades, Industrial and Textile      Toronto, Ontario, Canada       02/28/00              301             236
   Workers

United Auto Workers                                Tunica, Mississippi            08/01/99              265             188

Warehouse, Mail Order, Office, Technical           Chicago, Illinois              02/01/00              146             146
   and Professional Employees (Teamsters)


     Since 1991, the Union of Needletrades, Industrial and Textile Workers ("UNITE") has campaigned to organize approximately 5,500 additional hourly workers at five of the Company's plants, including a significant manufacturing facility in Kannapolis, North Carolina. The Company has opposed UNITE's organizing efforts. Although a majority of employees at these plants has previously voted not to select UNITE as a bargaining representative, the results of the election have not been certified. UNITE may seek a new election; however, there can be no assurances as to whether or when a new election will be scheduled. It is impossible to predict the effect, if any, that another lengthy organizing campaign will have on the productivity of the Company's workforce.

     The Company believes that its relationships with both its union and non-union employees are generally good.

RISK FACTORS

     The Company and its businesses are subject to a number of risks including those enumerated below. Any or all of such risks could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company and on the market price of the Company's Common Stock. See also "Cautionary Statement Regarding Forward-Looking Statements" above.

SIGNIFICANT LEVERAGE AND DEBT SERVICE

     The Company is highly leveraged. At January 2, 1999, the Company had total outstanding long-term indebtedness (including the current portion of long-term indebtedness) of approximately $956.9 million and total shareholders' equity of approximately $237.9 million. In addition, subject to restrictions contained in instruments governing its indebtedness, the Company and its subsidiaries may incur additional indebtedness from time to time to finance acquisitions or capital expenditures or for general corporate purposes.

     The level of the Company's indebtedness could have important consequences to the business activities of the Company, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for acquisitions, working capital, capital expenditures, or research and development may be limited; and (iii) the Company's level of indebtedness could limit its flexibility in reacting to changes in its industry or economic conditions generally.

     The Company's ability to service its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, certain of which are beyond its control, as well as the availability of borrowings under its $350.0 million revolving credit facility (the "Revolving Credit Facility", and, together with the Company's $350.0 million term loan facility, the "Senior Credit Facility") or any other credit arrangement. The Company will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding indebtedness, as well as future capital expenditures and any increased working capital requirements. If the Company is unable to meet its cash requirements out of cash flow from operations and its available borrowings, there can be no assurance that it will be able to obtain alternative financing or that it will be permitted to do so under the terms of the Revolving Credit Facility or its other indebtedness. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results, or to fund capital expenditures or research and development costs may be adversely affected. If the Company does not generate sufficient cash flow from operations to repay its indebtedness at maturity, it could attempt to refinance such indebtedness; however, no assurance can be given that such refinancing would be available on terms acceptable to the Company, if at all.

RESTRICTIONS IMPOSED BY TERMS OF THE COMPANY'S INDEBTEDNESS

     Certain instruments governing the Company's indebtedness restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens to secure pari passu or subordinated indebtedness, sell stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey, or otherwise dispose of substantially all of the assets of the Company, enter into certain transactions with affiliates, or incur indebtedness that is subordinate in right of payment to the Senior Credit Facility and senior in right of payment to the Company's senior subordinated notes.

     The Senior Credit Facility requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. The Senior Credit Facility also prohibits the Company from prepaying other indebtedness before indebtedness under the Senior Credit Facility. A breach of any of these covenants or other covenants contained in the Senior Credit Facility could result in a default thereunder. Upon the occurrence of an event of default under the Senior Credit Facility, the lenders thereunder could elect to declare all amounts outstanding under the Senior Credit Facility, including accrued interest or other obligations, to be immediately due and payable or proceed against the collateral granted to them to secure that indebtedness. If any other senior indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Company.

     As a result of the covenants described above, the ability of the Company to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company.

RESTRICTIONS ON PAYMENT OF DIVIDENDS

     The Company currently intends to continue to pay quarterly dividends of $0.06 per share on its Common Stock. The Company's dividend policy will be reviewed by the Company's Board of Directors from time to time in light of, among other things, the Company's results of operations and financial position. In addition, certain instruments governing the indebtedness of the Company and the terms of the Company's Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") restrict the Company's ability to pay dividends or make other distributions to holders of Common Stock. Pursuant to terms of such instruments, the ability of the Company to pay dividends or make other distributions is subject to its ability to maintain certain financial ratios and satisfy certain financial condition tests. For example, under the terms of the indentures governing the Company's senior subordinated notes, the Company is prohibited from paying dividends on its Common Stock or the Series A Preferred Stock at any time when (i) an "event of default" exists, (ii) the Company's "fixed charge coverage ratio" falls below 1.75 to 1, in the case of its 10% Senior Subordinated Notes due 2006 (the "10% Notes"), or 2 to 1, in the case of its 9% Senior Subordinated Notes due 2007, or (iii) the aggregate of such dividends and certain other restricted payments exceeds an accumulated reference amount which takes into account future earnings, equity offerings, conversions of debt securities, and amortization of certain investments. Similarly, under the terms of the Series A Preferred Stock the Company is prohibited from paying dividends on the Common Stock at any time when (i) an "event of noncompliance" exists, (ii) the Company's "fixed charge coverage ratio" falls below 1.75 to 1, or (iii) the aggregate of such dividends and certain other restricted payments exceeds an accumulated reference amount which takes into account future earnings, equity offerings, and conversions of debt securities. The Senior Credit Facility also contains restrictions on the Company's ability to pay dividends, although these restrictions are generally less restrictive than those contained in the documentation governing the 10% Notes.

     As a result of the foregoing, there can be no assurance that the Company will pay any dividends on the Common Stock in the future or, if dividends are paid, as to the amount thereof.

RISKS ASSOCIATED WITH ACQUISITIONS

     The Company expects to continue a strategy of identifying and acquiring companies with complementary products or services that may be expected to enhance the Company's operations and profitability. There can be no assurances that the Company will be able to integrate the operations of any acquired company successfully with existing operations or that any of such acquisitions will prove profitable.

DEPENDENCE ON RAW MATERIALS

     Cotton is the primary raw material used in the Company's business. Cotton is an agricultural product and, consequently, its availability is subject to weather conditions and other factors affecting agricultural markets. There have been historical periods of rapid and significant movement in the price of cotton both upward and downward.

     Other raw materials on which the Company is dependent include the raw feather and down that the Company uses to produce natural fill pillows and down comforters. China is currently the primary source of raw feather and down for the Company. In fiscal year 1998, approximately 81%, based on cost, of the raw feather and down that the Company used to produce natural fill pillows and down comforters was imported from China. The Company's relationships with its suppliers in China could be disrupted or adversely affected due to a number of factors, including governmental regulation, fluctuation in exchange rates, and changes in economic and political conditions in China. If the Company's supply sources in China were disrupted for any reason, the Company believes, based on existing market conditions, that it could establish alternative supply relationships. However, because establishing these relationships involves numerous uncertainties relating to delivery requirements, price, payment terms, quality control, and other matters, the Company is unable to predict whether such relationships would be on terms satisfactory to the Company. The Company's relationships with its suppliers in China are also subject to risks associated with changes in United States legislation and regulations relating to imports, including quotas, duties, and taxes, and other charges or restrictions on imports. Products that the Company imports from China currently receive preferential tariff treatment accorded goods from countries granted "most favored nation" status. Under the Trade Act of 1974, the President of the United States is authorized, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for most favored nation treatment. The President has waived these provisions each year since 1979. Most favored nation status was accordingly renewed in June 1997 despite legislation pursued by Congress demanding that China desist from certain trade and military activities. Congress will continue to monitor these activities and may encourage the President to reconsider the renewal of most favored nation status for China in the future, and no assurance can be given that China will continue to enjoy this status in the future. Raw materials and finished products entering the United States from China without the benefit of most favored nation treatment would be subject to significantly higher duty rates.

     The raw materials used by the Company are generally available from a number of sources, and no significant shortage of such materials is currently anticipated. However, the Company uses significant quantities of such raw materials, which are subject to price fluctuations, and there can be no assurance that shortages of such materials will not occur in the future, which could increase the cost of or delay the shipment of products. Moreover, there can be no assurance that the Company will be able to pass on any increase in the price of raw materials to its customers.

ADVERSE RETAIL INDUSTRY CONDITIONS

     The Company sells its products to a number of department stores and other major retailers who have experienced financial difficulties during the past several years. Some of these retailers have recently emerged from the protection of federal bankruptcy laws and some current retail customers of the Company may seek protection under the federal bankruptcy laws or state insolvency laws in the future. As a result of these financial difficulties and bankruptcy and insolvency proceedings, the Company may be unable to collect some or all amounts owed by these retail customers. Additionally, all or part of the operations of a retail customer that seeks bankruptcy or other debtor protection may be discontinued or sales of the Company's products to such a customer may be curtailed or terminated as a result of bankruptcy or insolvency proceedings.

DEPENDENCE ON BRAND NAMES

     In fiscal year 1998, a substantial portion of the Company's net sales were from sales of products bearing the Company's principal proprietary brand names of Royal Velvet-Registered Trademark-, Cannon-Registered Trademark-, Charisma-Registered Trademark-, Royal Velvet Big & Soft-Registered Trademark-, Fieldcrest-Registered Trademark-, Royal Family-Registered Trademark-, Caldwell-Registered Trademark-, and St. Mary's-Registered Trademark-. Accordingly, the Company's future success may depend in part upon the goodwill associated with these brand names.

     The Company's principal brand names are registered in the United States and certain foreign countries. However, there can be no assurance that the steps taken by the Company to protect its proprietary rights in such brand names will be adequate to prevent the misappropriation thereof in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States.

DEPENDENCE ON KEY LICENSES

     The Company holds licenses with organizations such as Polo/Ralph Lauren Corporation, DuPont, F. Schumacher & Co. and others, using such well-known trademarks and trade names as Ralph Lauren, Comforel-Registered Trademark-, and Waverly-Registered Trademark-. These licenses generally require the payment of royalties based on net sales, including the payment of minimum annual royalties, and expire at various dates through June 2001. No assurance can be given that the Company will be able to renew these licenses on acceptable terms upon their expiration or will be able to acquire new licenses to use other popular trademarks.

     The loss of one or more of the Company's other third-party licenses is unlikely to have a material adverse effect on the business of the Company.

RISK OF LOSS OF MATERIAL CUSTOMERS

     In fiscal year 1998, sales to Wal-Mart accounted for approximately 24% of the Company's total net sales. No other single customer accounted for more than 10% of the Company's total net sales during such period.

     Consistent with industry practice, the Company does not operate under a long-term written supply contract with any of its customers. The business, financial condition, and results of operations of the Company could be materially adversely affected by the loss of Wal-Mart as a customer.

LABOR RELATIONS

     As of March 22, 1999, the Company had approximately 14,000 employees, approximately 26% of whom were eligible to elect to be covered by collective bargaining agreements and 15% of which had elected to be covered by such agreements. See "Business - Employees."

     Since 1991, the UNITE has campaigned to organize approximately 5,500 additional hourly workers at five of the Company's plants, including a significant manufacturing facility in Kannapolis, North Carolina. The Company has opposed UNITE's organizing efforts. Although a majority of employees at these plants has previously voted not to select UNITE as a bargaining representative, the results of the election have not been certified. UNITE may seek a new election; however, there can be no assurances as to whether or when a new election will be scheduled. It is impossible to predict the effect, if any, that another lengthy organizing campaign will have on the productivity of the Company's workforce.

GOVERNMENT REGULATION

     The Company is subject to various federal, state, and local environmental laws and regulations governing the discharge, storage, handling, and disposal of various substances. The Company is also subject to federal and state laws and regulations that require certain of its products to bear product content labels containing specified information, including their place of origin and fiber content. In addition, the Company's operations are governed by a variety of federal, state, local, and foreign laws and regulations relating to worker safety and health, advertising, importing and exporting, and other matters applicable to businesses in general. All laws and regulations are subject to change, and the Company cannot predict what effect, if any, changes in laws and regulations might have on its business.

INDUSTRY COMPETITION AND COMPETITIVE FACTORS

     The Company participates in a highly competitive industry, competing with a number of established manufacturers, importers, and distributors of home textile furnishings, some of which have greater financial, distribution, manufacturing, and marketing resources.

SEASONALITY OF BUSINESS

     The Company's business is subject to a pattern of seasonal fluctuation.
The Company's sales and earnings from operations generated during the second half of a given fiscal year generally are expected to be higher than sales and earnings from operations generated during the first half of the year. Accordingly, the Company's needs for working capital generally are expected to increase in the second half of the year and, as a result, total debt levels generally tend to peak in the third and fourth quarters, falling off again in the first quarter of the following year. The amount of the Company's sales generated during the second half of the year generally will depend upon a number of factors, including the level of retail sales for home textile furnishings during the fall and winter, weather conditions affecting the level of sales of down comforters and blankets (which are sold in greater quantities in cold weather), general economic conditions, and other factors beyond the Company's control.

INFLUENCE BY SIGNIFICANT SHAREHOLDERS

     As of March 22, 1999, Charles M. Hansen, Jr., Mary R. Silverthorne, the John H. Silverthorne Marital Trust B, and the John H. Silverthorne Family Trust A (for both of which trusts Ms. Silverthorne acts as trustee), owned, in the aggregate, approximately 37% of the outstanding shares of Common Stock. These shareholders exert significant influence over the direction and management of the Company.

DEPENDENCE ON KEY PERSONNEL

     The Company's success is largely dependent on the skills, experience, and performance of certain key members of its management, including Charles M.

Hansen, Jr., the Company's Chairman of the Board and Chief Executive Officer, and Jeffrey D. Cordes, the Company's President and Chief Operating Officer. The Company believes that its future success will be highly dependent upon its ability to attract and retain skilled managers and other personnel, including Mr. Hansen and Mr. Cordes. The loss of Mr. Hansen's or Mr. Cordes' services could have a material adverse effect on the Company.

MARKET RISK WITH RESPECT TO COMMON STOCK

     The Company's Common Stock is listed for trading on the New York Stock Exchange. The prices at which shares of the Company's Common Stock trade are subject to fluctuation based on many factors, including general economic and industry conditions and the performance of, and investor expectations for, the Company. No assurance can be given that a holder of the Company's Common Stock will be able to sell such securities at any particular price.

CERTAIN PROVISIONS OF THE COMPANY'S ARTICLES OF INCORPORATION, BYLAWS, AND OTHER AGREEMENTS

     The Company's Restated Articles of Incorporation (the "Articles"), the Company's Amended and Restated Bylaws (the "Bylaws"), and certain agreements to which the Company is a party contain provisions that may have the effect of delaying, deterring, or preventing a change in control of the Company. In addition, the Articles authorize the issuance of up to 30,000,000 shares of Common Stock and 20,000,000 shares of preferred stock of the Company. (The Company's Board of Directors has recommended to the Company's shareholders for approval at the Company's 1999 annual meeting of shareholders a proposal to increase the number of authorized shares of Common Stock from 30,000,000 shares to 55,000,000 shares.) The Company's Board of Directors will have the power to determine the price and terms under which any additional capital stock may be issued, and subject to the terms of any issued and outstanding preferred stock (including without limitation the Series A Preferred Stock), to fix the terms of such preferred stock, and existing shareholders will not have preemptive rights with respect thereto.

YEAR 2000 CONSIDERATIONS

     Many existing computer programs use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results by or at the Year 2000, thereby causing disruptions in the operations of the Company and its suppliers and customers. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company. As part of its Year 2000 compliance program, the Company has developed a specific plan to help ensure that the Company is not adversely affected by the Year 2000 issue. The Company's failure to resolve Year 2000 issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties, upon whom the Company's business relies, to timely remediate their Year 2000 issues could result in disruption of the Company's supply of materials and parts, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 plan will adequately address the Company's internal Year 2000 issues, until the Company receives responses from all significant business partners, the overall risks associated with the Year 2000 issue remain difficult to accurately assess and quantify, and there can be no assurances that the Year 2000 issue will not have a material adverse effect on the Company and its operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Considerations."

ITEM 2.   PROPERTIES

     The following table summarizes certain information concerning certain of the facilities used by the Company in connection with the manufacture and distribution of its product lines:

                                                                                                          Approx.      Owned/
          Location                                           Principal Use                              Square Feet    Leased
 --------------------------           --------------------------------------------------------          -----------    ------

 Dallas, Texas                        Headquarters and feather and down processing                          104,000     Owned
 Dallas, Texas                        Manufacturing, distribution and offices                               150,000     Owned
 Phenix City, Alabama                 Manufacturing and warehouse                                           777,681     Owned
 Phenix City, Alabama                 Manufacturing                                                         220,000     Owned
 Scottsboro, Alabama                  Manufacturing and warehouse                                           272,800     Owned
 Los Angeles, California              Manufacturing and distribution                                        320,000     Leased
 Columbus, Georgia                    Manufacturing and warehouse                                           727,246     Owned
 Hawkinsville, Georgia                Manufacturing and warehouse                                           260,000     Owned
 Macon, Georgia                       Warehouse                                                             220,000     Owned
 Chicago, Illinois                    Manufacturing and distribution                                        121,000     Owned
 Tunica, Mississippi                  Manufacturing and distribution                                        288,000     Owned
 New York, New York                   Sales office and showroom                                              64,490     Leased
 Asheville, North Carolina            Warehouse                                                             117,000     Leased
 Asheville, North Carolina            Warehouse                                                             254,000     Leased
 Concord, North Carolina              Manufacturing                                                         696,963     Owned
 Eden, North Carolina                 Manufacturing and warehouse                                           529,273     Owned
 Eden, North Carolina                 Warehouse                                                             411,531     Owned
 Eden, North Carolina                 Warehouse                                                              27,241     Owned
 Kannapolis, North Carolina           Manufacturing                                                         682,407     Owned
 Kannapolis, North Carolina           Manufacturing, warehouse and offices                                5,863,041     Owned
 Newton, North Carolina               Manufacturing and distribution                                        297,000     Leased
 Rockwell, North Carolina             Manufacturing                                                          98,240     Owned
 Rocky Mount, North Carolina          Manufacturing and distribution                                        139,000     Owned
 Rocky Mount, North Carolina          Manufacturing and distribution                                         78,000     Leased
 Salisbury, North Carolina            Manufacturing                                                         229,361     Owned
 China Grove, North Carolina          Manufacturing and warehouse                                           567,000     Owned
 Swannanoa, North Carolina            Manufacturing, distribution, warehouse and office                   1,425,000     Owned
 Tarboro, North Carolina              Manufacturing and warehouse                                           370,000     Owned
 Hanover, Pennsylvania                Manufacturing and distribution                                        291,000     Owned
 Mauldin, South Carolina              Warehouse and distribution                                            746,600     Owned
 Union City, South Carolina           Manufacturing                                                          95,700     Owned
 Westminster, South Carolina          Manufacturing, distribution, warehouse and office                     652,000     Owned
 Westminster, South Carolina          Warehouse                                                              29,000     Leased
 Fieldale, Virginia                   Manufacturing and warehouse                                           973,253     Owned
 Martinsville, Virginia               Warehouse                                                             100,000     Leased
 Toronto, Ontario, Canada             Manufacturing and distribution                                         99,000     Leased
 Toronto, Ontario, Canada             Manufacturing and distribution                                         60,000     Leased
 Toronto, Ontario, Canada             Warehouse                                                             106,000     Leased

     In addition to the foregoing, the Company maintains warehousing and distribution centers in the states where certain of its manufacturing facilities are located and maintains small sales and marketing offices in certain other states. The Company also owns various other properties, both developed and undeveloped, which are unrelated to its manufacturing operations. Certain of these properties were acquired by Fieldcrest Cannon throughout the years for investment or ancillary to specific acquisitions. Some of such properties are currently held for investment, some are listed for sale, and some are leased to third parties.

     The Company believes that its facilities are generally well maintained, in good operating condition, and adequate for its current needs. The Company will continue to emphasize improvements at these plants, upgrading the physical plant and purchasing additional and newer machinery and equipment.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in various claims and lawsuits incidental to its business; however, the outcome of such suits is not expected to have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     The Company's common stock, par value $0.01 per share ("Common Stock") is traded on the New York Stock Exchange under the symbol "PTX." The following table sets forth for the period indicated the high and low sales prices of the Common Stock:


          Fiscal Year:                           High           Low
          ------------                           ----------     ----------
           1998
             Fourth Quarter ................     $34 11/16      $23  9/16
             Third Quarter .................      45  7/8        23  7/8
             Second Quarter ................      50  7/8        37 13/16
             First Quarter .................      49  5/16       30  1/2

           1997
             Fourth Quarter ................     $34  7/8       $26  1/2
             Third Quarter .................      28  7/16       21
             Second Quarter ................      23             16  5/8
             First Quarter .................      18  3/8        15  7/8


     At March 22, 1999, the Company had approximately 975 holders of record of Common Stock.

     The Company paid four quarterly dividends of $0.06 per share in each of the fiscal years 1997 and 1998. The Company currently intends to continue to pay quarterly dividends of $0.06 per share on the Common Stock. Certain instruments governing the indebtedness of the Company and the terms of the Series A Preferred Stock restrict the Company's ability to pay dividends or make other distributions to holders of Common Stock. Accordingly, there can be no assurance that the Company will pay any such dividends in the future or, if such dividends are paid, as to the amount thereof. See "Item 1. Business - Risk factors - Restrictions on Payments of Dividends."

ITEM 6.   SELECTED FINANCIAL DATA
                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

     The selected financial data presented below are derived from the Company's consolidated financial statements for the five years ended January 2, 1999.
The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report.

                                                                         YEAR ENDED
                                            12/31/94(1)    12/30/95       12/28/96       01/03/98(2)   01/02/99(3)
                                            -----------------------------------------------------------------------
STATEMENTS OF EARNINGS DATA:
Net sales                                   $  349,520     $  474,899     $  490,655    $  579,999     $1,509,841
Cost of goods sold                             294,714        395,922        411,048       485,679      1,228,463
                                            ----------     ----------     ----------     ----------    ----------
Gross profit                                    54,806         78,977         79,607        94,320        281,378
Selling, general and administrative
 expenses                                       36,399         42,508         41,445        52,090        137,307
Restructuring charge                                 -              -              -         5,986          1,539
                                            ----------     ----------     ----------     ----------    ----------
Earnings from operations                        18,407         36,469         38,162        36,244        142,532
Interest expense                                 6,361         17,491         13,971        22,470         72,288
Other income                                      (379)             -              -             -              -
                                            ----------     ----------     ----------     ----------    ----------
Earnings before income taxes and
   extraordinary items                          12,425         18,978         24,191        13,774         70,244
Income taxes                                     4,736          7,509          9,459         5,538         27,389
                                            ----------     ----------     ----------     ----------    ----------
Earnings before extraordinary items              7,689         11,469         14,732         8,236         42,855
Extraordinary items, net                             -              -           (609)         (919)             -
                                            ----------     ----------     ----------     ----------    ----------
Net earnings                                     7,689         11,469         14,123         7,317         42,855
Preferred dividends and accretion                    -              -              -            85          2,097
                                            ----------     ----------     ----------     ----------    ----------
Earnings available for common
   shareholders                             $    7,689     $   11,469     $   14,123    $    7,232         40,758
                                            ==========     ==========     ==========     ==========    ==========
BASIC EARNINGS PER COMMON SHARE:
Before extraordinary items                  $      .73     $     1.08     $     1.39    $      .75     $     2.89
Extraordinary items                                  -              -           (.06)         (.08)             -
                                            ----------     ----------     ----------     ----------    ----------
Basic earnings per common share             $      .73     $     1.08     $     1.33    $      .67     $     2.89
                                            ==========     ==========     ==========     ==========    ==========
Weighted average common shares
   outstanding - basic                          10,604         10,618         10,618        10,837         14,082
                                            ==========     ==========     ==========     ==========    ==========
DILUTED EARNINGS PER COMMON SHARE:
Before extraordinary items                  $      .72     $     1.08     $     1.39    $      .74     $     2.52
Extraordinary items                                  -              -           (.06)         (.08)             -
                                            ----------     ----------     ----------     ----------    ----------
Diluted earnings per common share           $      .72     $     1.08     $     1.33    $      .66     $     2.52
                                            ==========     ==========     ==========     ==========    ==========
Weighted average common shares
   outstanding - diluted                        10,640         10,620         10,634        11,086         17,653
                                            ==========     ==========     ==========     ==========    ==========
OPERATING DATA:
Depreciation and amortization               $    6,365     $   11,994     $   12,775    $   16,064     $   54,021
Capital expenditures                            10,538         12,448         21,040        20,567        133,620
Cash dividends                                     244            531          2,124         2,569          5,402

BALANCE SHEET DATA:
Working capital                             $  122,738     $  110,128     $  150,506    $  394,496     $  447,933
Property, plant and equipment, net              81,187         84,567         94,267       488,841        629,205
Total assets                                   319,544        324,710        375,714     1,410,186      1,654,154
Long-term debt, net of current portion         177,149        153,472        194,851       785,383        944,493
Redeemable convertible preferred stock               -              -              -        62,882         63,057
Shareholders' equity                            76,478         87,990        100,004       196,707        237,933

(1) Amounts set forth in 1994 reflect the inclusion of Imperial Feather Company from August 19, 1994 and Beacon Manufacturing Company from December 1, 1994.
(2) Amounts set forth in 1997 reflect the results of operations for a 53-week period, and the inclusion of Fieldcrest Cannon, Inc. from December 19, 1997.
(3) Amounts set forth in 1998 reflect the inclusion of The Leshner Corporation from July 28, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company markets and manufactures home textile furnishings for the bedroom, bathroom and kitchen. The Company operates a network of manufacturing, purchasing and distribution facilities in the U.S. and Canada with approximately 14,000 employees.

MERGERS AND ACQUISITIONS

On July 28, 1998, the Company acquired the net assets of The Leshner Corporation ("Leshner"), a 91 year-old manufacturer of towels and terry-related products, for a purchase price of $41.8 million in cash (including acquisition costs). In connection with the acquisition, the Company retired $32.5 million of outstanding Leshner debt. The acquisition was accounted for using the purchase method of accounting for business combinations. As such, the operating results of Leshner for the period from the acquisition date through January 2, 1999 have been included in fiscal year 1998 results.

On December 19, 1997 (the "Merger Date"), the Company acquired Fieldcrest Cannon, Inc. ("Fieldcrest Cannon") for a combination of cash and stock valued at approximately $409.0 million (the "Merger"). Additionally, the Company retired approximately $199.0 million of existing Fieldcrest Cannon long-term debt. The Merger was accounted for using the purchase method of accounting. Accordingly, the operating results of Fieldcrest Cannon for the period from the Merger Date through January 3, 1998 have been included in fiscal year 1997 results, and 1998 includes a full year of Fieldcrest Cannon operations.

RESULTS OF OPERATIONS

The following table presents certain historical statements of operations data as a percentage of net sales for the periods indicated.

                                               YEAR ENDED
                               ------------------------------------------
                               DECEMBER 28,     JANUARY 3,     JANUARY 2,
                                  1996            1998           1999
                                  ----            ----           ----
Net sales...................      100.0%          100.0%         100.0%
Cost of goods sold..........       83.8            83.7           81.4
                                  -----           -----          -----
Gross profit................       16.2            16.3           18.6
Selling, general and
  administrative expenses...        8.4             9.0            9.1
Restructuring charge........          -             1.0            0.1
                                  -----           -----          -----
Earnings from operations....        7.8             6.3            9.4
Interest expense............        2.8             3.9            4.8
                                  -----           -----          -----
Earnings before income taxes
  and extraordinary items...        5.0%            2.4%           4.6%
                                  =====           =====          =====

The discussion below makes reference to pro forma fiscal year 1997 results. Pro forma amounts include historical results of operations for Fieldcrest Cannon from January 1, 1997 and Leshner from August 1, 1997. Lines of business exited or sold since the acquisitions are not included in the pro forma fiscal year 1997 results of operations. Fiscal year 1997 results include a 53-week period as compared to a 52-week period for fiscal year 1998.

                    FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

NET SALES. Net sales were $1.5 billion in fiscal year 1998, representing an increase of $929.8 million, or 160.3%, as compared to $580.0 million in fiscal year 1997. The $929.8 million increase in net sales is primarily due to the inclusion of a full year of operations for Fieldcrest Cannon and the inclusion of $34.6 million in Leshner net sales since its acquisition date. Net sales decreased $84.1 million, or 5.3%, as compared to 1997 pro forma results.

Approximately $32.0 million of this decline is attributable to the 52-week period in fiscal year 1998 versus the 53-week period in fiscal year 1997. Other factors contributing to the decrease were lower sales of utility bedding and bath towels. Utility bedding sales declined primarily due to lower volume in jacquard blankets and decreases in Disney blanket sales due to the termination of the Disney license. Bath towel sales were down due to several customers adjusting inventory levels, thereby delaying orders. Additionally, two large customers delayed promotional events and new product rollouts until 1999 which were originally scheduled to be 1998 events. These declines were offset by increases in fashion bedding sales, which were primarily due to the Royal Velvet-Registered Trademark- sheet reintroduction program and initial rollouts of bed-in-a-bag programs.

GROSS PROFIT. Gross profit margins increased to 18.6% in fiscal year 1998, compared to 16.3% in fiscal year 1997. Increases in gross profit margins resulted from lower raw material costs and the realization of significant operating improvements, due in part to capital investment programs within the bath and decorative bedding businesses. Gross profit for fiscal year 1998 was $281.4 million, or 18.6% of net sales, up from pro forma results for the same period in fiscal year 1997 of $246.8 million, or 15.5% of net sales. The increase is attributable to an improving mix of business in bath towels and the lower material costs and operating efficiencies discussed above.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A increased $85.2 million to $137.3 million in fiscal year 1998, compared to $52.1 million in fiscal year 1997, and as a percentage of net sales, increased to 9.1% in fiscal year 1998 from 9.0% in fiscal year 1997. The increase in total SG&A expenses is primarily due to a full year of expenses for Fieldcrest Cannon and the inclusion of Leshner SG&A expenses since the acquisition date. SG&A expenses of $137.3 million in fiscal year 1998 is a decrease of $24.6 million as compared to fiscal year 1997 pro forma amounts. This decline is primarily attributable to the reductions in headcount at Fieldcrest Cannon and other cost control programs begun in December 1997.

RESTRUCTURING CHARGE. The $1.5 million restructuring charge was related to severance and other employee-related costs associated with the consolidation of blanket production into facilities in Swannanoa, North Carolina and Westminster, South Carolina.

INTEREST EXPENSE. Interest expense increased by $49.8 million to $72.3 million in fiscal year 1998, compared to $22.5 million in fiscal year 1997. The increase was primarily due to the additional debt incurred as a result of the Merger and the purchase of Leshner. Average interest rates for fiscal year 1998 declined slightly from fiscal year 1997.


                    FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

NET SALES. Net sales were $580.0 million in fiscal year 1997, representing an increase of $89.3 million, or 18.2%, as compared to $490.7 million in fiscal year 1996. Excluding $40.0 million of Fieldcrest Cannon net sales since the Merger Date, the $49.3 million increase in net sales is due to increases in blanket sales of $30.8 million, as well as higher sales in bed pillows, mattress pads and fashion bedding of $18.5 million. The increases are due in part to the acquisition of the blanket operations of Fieldcrest Cannon in November 1996 and the offering of new branded products introduced in early 1997.

GROSS PROFIT. Gross profit margins remained virtually flat at 16.3% in fiscal year 1997, compared to 16.2% in fiscal year 1996. Increases in product margins resulted primarily from lower raw material prices, which were offset by costs associated with reconfiguring the Company's South Carolina distribution facility, increases in obsolescence reserves, higher sales-related deductions, and losses on sales of certain inventories to accommodate the consolidation of the blanket facilities.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A increased $10.7 million to $52.1 million in fiscal year 1997, compared to $41.4 million in fiscal year 1996, and as a percentage of net sales, increased to 9.0% in fiscal year 1997 from 8.4% in fiscal year 1996. Excluding $3.5 million of Fieldcrest Cannon expenses since the Merger Date, the $7.2 million increase resulted primarily from higher personnel costs due in part to filling several management positions which were vacant in 1996 and the payment of severance, increased travel expenses primarily related to the Merger, and higher professional fees.

RESTRUCTURING CHARGE. The $6.0 million restructuring charge was related to costs associated with the consolidation of blanket production into facilities in Swannanoa, North Carolina and Westminster, South Carolina. The charge represents costs associated with the write-down of certain assets and other expenses.

INTEREST EXPENSE. Interest expense increased by $8.5 million to $22.5 million in fiscal year 1997, compared to $14.0 million in fiscal year 1996. The increase was primarily due to $3.5 million of interest on the additional debt incurred as a result of the Merger, with the remaining increase due primarily to interest on the $125.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2006 (the "10% Notes") issued by the Company in November 1996.

EXTRAORDINARY ITEM. An extraordinary loss of $0.9 million was recorded in fiscal year 1997 related to the write-off of deferred debt issuance costs associated with the Company's previous senior credit facility, which was refinanced in connection with the Merger.


LIQUIDITY AND CAPITAL RESOURCES

In December 1997, in connection with the Fieldcrest Cannon acquisition, the Company entered into new senior revolving credit and term loan facilities (the "Facilities") with a group of financial and institutional investors for which NationsBank of Texas, N.A. ("NationsBank") acts as the agent. The Facilities consisted of a $350.0 million revolving credit facility (the "Revolver") and a $250.0 million term loan facility (the "Term Loan"). The Term Loan consisted of a $125.0 million Tranche A term loan (the "Tranche A Term Loan") and a $125.0 million Tranche B term loan (the "Tranche B Term Loan"). Effective July 28, 1998, the Company amended the Facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of Leshner allowing the Company to fund the transaction and reduce borrowings under the Revolver. The Revolver and the Tranche A Term Loan expire December 31, 2003, and the Tranche B Term Loan expires December 31, 2004. The Revolver includes $55.0 million of availability for letters of credit. At January 2, 1999, $42.1 million of letters of credit were outstanding. Unused availability under the Revolver was $125.1 million at January 2, 1999.

Amounts outstanding under the Revolver and the Tranche A Term Loan presently bear interest at a rate based upon the London Interbank Offered Rate plus 2.00%. The Tranche B Term Loan bears interest on a basis similar to the Tranche A Term Loan, plus an additional margin of .50%. These rates are subject to decrease based upon the Company's achievement of certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities during 1998 was 7.78% and the effective rate at January 2, 1999 was 7.52%.

The Facilities are guaranteed by each of the domestic subsidiaries of the Company, and are secured by first priority liens on all of the capital stock of each domestic subsidiary of the Company and by 65% of the capital stock of the Company's foreign subsidiaries. The Company has also granted a first priority security interest in all of its presently unencumbered and future domestic assets and properties, and all presently unencumbered and future domestic assets and properties of each of its subsidiaries. The Term Loan is subject to mandatory prepayment from all net cash proceeds of asset sales and debt issuances of the Company (except as specifically provided), 50% of the net cash proceeds of equity issuances by the Company or any of its subsidiaries, and 75% of Excess Cash Flow (as defined). All mandatory prepayments will be applied pro rata between the Tranche A Term Loan and the Tranche B Term Loan to reduce the remaining installments of principal.

The Facilities contain a number of financial, affirmative and negative covenants which, among other things, require maintenance of certain ratios of funded debt to EBITDA and certain cash flow coverage ratios, and require the Company to maintain a minimum tangible net worth. Other covenants restrict, among other things, the Company's ability to incur additional debt, grant liens, engage in transactions with affiliates, make loans, advances and investments, pay dividends and other distributions to shareholders, dispose of assets, effect mergers, consolidations and dissolutions, and make certain changes in its business. At January 2, 1999, the Company was in compliance with all covenants under the Facilities.

In connection with the Merger, the Company issued $185.0 million of 9% Senior Subordinated Notes due 2007 (the "9% Notes") in a private offering. In March 1998, the Company completed an offer to exchange the unregistered 9% Notes previously sold in the private offering for an equal aggregate principal amount of registered 9% Notes. The 9% Notes are due December 15, 2007, with interest payable semiannually commencing June 15, 1998. The Company may at its option redeem the 9% Notes, in whole or in part, on or after December 15, 2002 at a redemption price of 104.5%, which declines 1.5% annually through December 15, 2005 to 100%. The 9% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including borrowings under the Facilities and rank pari passu to the 10% Notes described below.

On November 12, 1996, the Company issued the 10% Notes in a private offering. The 10% Notes are due November 15, 2006, with interest payable semiannually commencing May 15, 1997. The Company used the proceeds from such offering to retire the outstanding indebtedness under the Company's previously existing term loan, to finance the acquisition of certain assets of Fieldcrest Cannon's blanket operations, to temporarily reduce indebtedness under the previous revolving credit facility, and to acquire a warehouse facility. The Company may, at its option, redeem the 10% Notes, in whole or in part, on or after November 15, 2001 at a redemption price of 105.0%, which declines 1.667% annually through November 15, 2004 to 100%. The 10% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including borrowings under the Facilities. In March 1997, the Company completed an offer to exchange the unregistered 10% Notes previously sold in the private offering for an equal aggregate principal amount of registered 10% Notes.

The 9% Notes and the 10% Notes are unconditionally guaranteed on a senior subordinated basis by each of the existing and future domestic subsidiaries of the Company and each other subsidiary of the Company that guarantees the Company's obligations under the Facilities described above. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the relevant guarantor. Upon a change in control, the Company will be required to make an offer to repurchase all outstanding 9% Notes and 10% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of repurchase.

The 9% Notes and the 10% Notes are subject to certain covenants which restrict, among other things, the Company's ability to incur additional indebtedness and issue preferred stock, grant liens to secure subordinated indebtedness, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, engage in certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any senior indebtedness and senior in right of payment to the 9% Notes and the 10% Notes, merge or consolidate with any other person, sell stock of subsidiaries or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. At January 2, 1999, the Company was in compliance with all covenants under the 9% Notes and the 10% Notes.

As a result of the Merger, the outstanding $104.2 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2012 of Fieldcrest Cannon (the "Fieldcrest Debentures") are convertible, at the option of the holder, into a combination of cash and the Company's common stock. At January 2, 1999, if all outstanding Fieldcrest Debentures were converted, the resulting cash component to be paid to the debtholders would be approximately $63.6 million. The Company expects to utilize funds available under the Revolver to pay any cash payable upon conversion of Fieldcrest Debentures.

The Company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the Company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the Company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value as a result of changes in market interest rates are not recognized in the consolidated financial statements. As of January 3, 1998, the Company had approximately $125.0 million of notional amounts covered under interest rate swap agreements whereby the Company exchanged fixed rates for floating rates. The weighted average fixed and floating rates were 10.0% and 9.5%, respectively. Subsequent to January 3, 1998, the Company terminated the swap agreement covering approximately $125.0 million of indebtedness resulting in a gain of approximately $1.0 million which has been deferred and is being amortized as an adjustment to interest expense over the remaining three-year term of the terminated swap agreement. As of January 2, 1999, the Company had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby the Company exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 5.26%, respectively. The fair values of the swaps at January 3, 1998 and January 2, 1999 were zero and $2.1 million, respectively. The fair value of $2.1 million was in favor of the Company.

The Company anticipates that its principal uses of cash will be working capital requirements, debt service requirements, payment of dividends (if permitted), and capital expenditures, as well as expenditures relating to acquisitions and integrating acquired businesses. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Revolver, will be adequate to meet its anticipated cash requirements for fiscal year 1999. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing. These increased borrowings may result in higher interest payments. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing, if needed, could have a material adverse effect on the Company.

The Company spent $133.6 million for capital expenditures in fiscal year 1998. The majority of these funds were for the planned modernizations of the Fieldcrest Cannon towel and sheet manufacturing facilities, upgrading information systems and the purchase of a yarn spinning facility. In fiscal year 1997, the Company spent $20.6 million for capital expenditures, including $13.7 million in the blanket facilities, principally to complete the installation of equipment purchased from Fieldcrest Cannon in November 1996. The Company is currently in the middle of a three-year program to make capital expenditures in excess of $275.0 million by the end of 2000, principally to modernize certain acquired sheet and towel manufacturing facilities through the addition of new machinery and equipment. The Company anticipates that approximately $85.0 million in capital expenditures will be made in fiscal year 1999.

The Company currently anticipates that it will continue to pay a quarterly dividend of $.06 per share on its common stock. Through December 31, 1999, the Company anticipates that it will pay dividends on its preferred stock at a rate per annum equal to 3%, or approximately $2.0 million per year. Thereafter, the rate at which dividends will accrue on the preferred stock may increase to 7% or 10% depending on the Company's earnings per share for the 1999 fiscal year. The Company's ability to pay dividends on the common stock and preferred stock is restricted under the terms of the Facilities and the 9% Notes and the 10% Notes, and, in the case of common stock dividends, under the terms of the preferred stock. Accordingly, there can be no assurance that the Company will pay any dividends in the future or, if dividends are paid, as to the amount thereof.


NEW ACCOUNTING STANDARD

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for fiscal years beginning after June 15, 1999, although early adoption is allowed. The Company has not determined the financial impact of adopting this SFAS and has not determined if it will adopt its provisions prior to its effective date.


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

STATE OF READINESS

SYSTEMS REPLACEMENT PROJECT

In 1995, the Company began a project aimed at improving its access to business information through common, integrated computing and reporting systems. In 1996, prior to the Company's acquisition of Fieldcrest Cannon in December 1997, Fieldcrest Cannon began a similar systems replacement project. Each of the Company and Fieldcrest Cannon, in connection with its systems replacement project, elected to implement systems using software applications principally developed by Oracle Corporation ("Oracle") to fulfill its business systems replacement needs. Such software applications replace many of the accounting, reporting and manufacturing systems that are or previously had been in place at the Company and Fieldcrest Cannon. Additionally, each of the Company and Fieldcrest Cannon, in connection with its systems replacement project, identified certain other payroll, manufacturing and warehousing systems to be replaced with software applications from other vendors. The Company believes that the software applications purchased in connection with these business replacement projects are Year 2000 compliant.

Following the acquisition of Fieldcrest Cannon, the independent systems replacement projects of the Company and Fieldcrest Cannon were combined, and the combined project (the "Systems Replacement Project") is ongoing with an estimated completion date during the third quarter of fiscal year 1999. The extension of the estimated completion date from the Company's previous estimate of June 1999 is due primarily to acquisitions made in the latter half of fiscal year 1998 as well as software customizations required at certain of the Company's facilities, both of which have broadened the original scope of the project. It is estimated that over 95% of the development of the Oracle software applications is complete, with the implementation of the financial application having been substantially completed as of October 1998. The Company's payroll conversion was completed during the first quarter of fiscal year 1999. The manufacturing and warehousing applications require unique customization to meet the specific needs of each plant; therefore, the development and implementation of this software is expected to continue into the third quarter of fiscal year 1999.

YEAR 2000 PLAN

In addition to the Systems Replacement Project, the Company, as part of its Year 2000 compliance program, has developed a specific plan (the "Year 2000 Plan") to help ensure that the Company is not adversely affected by the Year 2000 issue. The Year 2000 Plan is divided into the following four major components (each, a "Component"): (1) Information Technology Systems ("IT Systems"); (2) Information Technology Infrastructure ("IT Infrastructure"); (3) Process Control and Instrumentation ("PC&I"); and (4) third party suppliers and customers ("External Agents"). The Year 2000 Plan is being implemented with respect to each Component in the following six general phases: (1) inventory Year 2000 items; (2) assign priorities to identified items; (3) assess the impact of items determined not to be Year 2000 compliant; (4) convert or replace material items that are determined not to be Year 2000 compliant; (5) test material items; and
(6) design and implement contingency and business continuation plans for each location. Additionally, the Company retained an independent third party, in the first quarter of fiscal year 1999, to review the Company's Year 2000 Plan and make recommendations as needed. This study is underway with the results to be provided to the Company during the second quarter of fiscal year 1999. For purposes of the Year 2000 Plan, "material items" are those believed by the Company to have a risk involving the safety of individuals, and that may cause damage to property or the environment or significantly impair the Company's ability to manufacture and ship its products.

The inventory and priority assessment phases were completed with respect to each Component of the Year 2000 Plan in May 1998. The remainder of the Year 2000 Plan is ongoing, the majority of which will be completed during the third quarter of fiscal year 1999. However, the Company will continue to monitor, review and perform testing in each phase through the end of fiscal year 1999.

IT SYSTEMS. IT Systems are comprised primarily of applications software. The Company's applications software is being remediated primarily through the Systems Replacement Project. Applications software that is not remediated through the Systems Replacement Project and is not Year 2000 compliant is being converted internally through the use of custom programming or replaced by the supplier of such software. The Company estimates that the conversion phase with respect to IT Systems was approximately 90% complete as of February 1999 and the remaining conversions will be completed during the third quarter of fiscal year 1999. The Company's estimate remains at 90% due to the software customizations and the additional requirements in converting the newly acquired businesses discussed above. The testing phase with respect to converted software is ongoing and will continue through the end of fiscal year 1999. Vendor software replacements and upgrades are on schedule for completion by June 1999 for the majority of the plant conversions; however, certain vendor software upgrades will not be complete until the third quarter of fiscal year 1999. The testing phase with respect to replacement software is conducted as the software is replaced and will continue through the end of the year. Contingency planning with respect to IT Systems is ongoing with high level planning expected to be completed during the second quarter of fiscal year 1999. Detailed refinement of these plans will continue into the third and fourth quarters, as other system conversions are completed.

IT INFRASTRUCTURE. IT Infrastructure consists of hardware and systems software other than applications software. The implementation of the Year 2000 Plan with respect to IT Infrastructure is on schedule, and the Company estimates that approximately 90% of the scheduled activities with respect to IT Infrastructure had been completed as of February 1999. As discussed above, the Company's estimate remains at 90%, due to software customizations and acquisitions broadening the scope of the project. This Component is expected to be substantially complete during the third quarter of fiscal year 1999. The testing phase will continue as the IT Infrastructure is remediated, upgraded or replaced. Contingency planning with respect to IT Infrastructure is ongoing with development and enhancement continuing through the end of the year.

PC&I. PC&I involves the hardware, software and associated embedded computer chips that are used in the operation of the Company's facilities. Plans detailing the tasks and resources required to implement the Year 2000 Plan with respect to PC&I are in place. The Company estimates that over 80% of the PC&I vendors have responded to questionnaires indicating their equipment is Year 2000 compliant, and 20% have reported non-compliance. The non-compliant systems have been remediated or are undergoing remediation. However, the Company continues to assess the needs of its newly acquired facilities and expects completion during the third quarter of fiscal year 1999. Contingency planning with respect to PC&I is ongoing and will be based primarily on the results of tests expected to be completed by the end of the third quarter of fiscal year 1999.

EXTERNAL AGENTS. The External Agents Component of the Year 2000 Plan involves identifying and prioritizing critical business partners at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 issue. Detailed evaluations of the most critical third parties have been initiated. The Company is developing contingency plans based upon these evaluations. Contingency planning will continue with the Company's business partners throughout fiscal year 1999. The Company believes the development and implementation of this Component of the Year 2000 Plan is on schedule as of February 1999.

COSTS TO ADDRESS THE BUSINESS SYSTEM REPLACEMENTS AND YEAR 2000

To date, the Company estimates it has spent $61.4 million of capital on the Systems Replacement Project of which a portion relates to expenditures made prior to the Merger. It is estimated that an additional $16.0 million of capital spending will be incurred in 1999 to complete the Systems Replacement Project. Expenses incurred to complete remediation of the Year 2000 Plan are not expected to have a material impact on the Company's results of operations or financial position. The Company believes operating cash flows will be adequate to fund any remaining expenditures related to the Systems Replacement Project and the Year 2000 Plan and does not anticipate these needs having a material effect on its liquidity or financial condition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. See additional disclosures about interest rate swap agreements in the Management's Discussion and Analysis of Financial Condition and Results of Operations above. The Company's market risk sensitive instruments are not entered into for trading purposes. The Company has not experienced any significant changes in market risk since January 2, 1999.

The Company's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin. To lower or limit overall borrowing costs, the Company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The interest rate swap agreements generally have one to two year terms. The agreements entitle the Company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the Company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are not recognized in the consolidated financial statements. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the January 2, 1999 outstanding balance of the variable rate debt would be approximately $5.3 million irrespective of any swaps associated with this debt.

The Company's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada. The Company's Canadian subsidiary uses the Canadian dollar as its functional currency. The Company generally does not use financial derivative instruments to hedge foreign currency exchange rate risks. The Canadian subsidiary is not material to the Company's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at January 2, 1999 would not have a significant impact on the Company's results of operations or financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are set forth herein commencing on page F-1.
Schedule II to the financial statements is set forth herein on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this Item 10 is set forth at pages 6 through 9 of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") under the captions "Director Proposals - Election of Directors" and "Stock Ownership of Management and Certain Beneficial Owners --Section 16(a) Beneficial Ownership Reporting Compliance" and at page 12 of the 1999 Proxy Statement under the caption "Executive Officers," and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is set forth at pages 11 through 12 and pages 13 through 26 of the 1999 Proxy Statement under the captions "Information Concerning the Board of Directors --Compensation of Directors" and "Executive Compensation" (excluding the information set forth at pages 13 through 17 under the caption "Executive Compensation --Report of the Compensation Committee on Executive Compensation") and incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is set forth at pages 4 through 5 of the 1999 Proxy Statement under the caption "Stock Ownership of Management and Certain Beneficial Owners" and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is set forth at pages 24 through 26 of the 1999 Proxy Statement under the captions "Executive Compensation --Employment Agreements" and "--Certain Transactions" and incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

     1.   CONSOLIDATED FINANCIAL STATEMENTS:                             Page

          Independent Auditors' Report....................................F-2

          Consolidated Balance Sheets as of January 3, 1998
           and January 2, 1999............................................F-3

          Consolidated Statements of Earnings for the years ended
           December 28, 1996, January 3, 1998 and January 2, 1999.........F-4

          Consolidated Statements of Shareholders' Equity for the
           years ended December 28, 1996, January 3, 1998 and
           January 2, 1999................................................F-5

          Consolidated Statements of Cash Flows for the years ended
           December 28, 1996, January 3, 1998 and January 2, 1999.........F-6

          Notes to Consolidated Financial Statements......................F-7

     2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of the Company for the fiscal years ended December 28, 1996, January 3, 1998 and January 2, 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company:

          Schedule II - Valuation and Qualifying Accounts.................S-1

     3.   Index to Exhibits

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------

  2.1 Agreement and Plan of Merger, dated as of September 10, 1997, by and among Pillowtex Corporation, Pegasus Merger Sub, Inc., and Fieldcrest Cannon, Inc. (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus forming a part of Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-36663))

  2.2 Amendment to Agreement and Plan of Merger, dated as of September 23, 1997, by and among Pillowtex Corporation, Pegasus Merger Sub, Inc., and Fieldcrest Cannon, Inc. (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus forming a part of Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-36663))

  3.1 Restated Articles of Incorporation of Pillowtex Corporation, as amended (incorporated by reference to Exhibit 3.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

  3.2 Amended and Restated Bylaws of Pillowtex Corporation, as amended (incorporated by reference to Exhibit 3.2 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1994)

  4.1 Specimen of Certificate evidencing Common Stock (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1996)

  4.2 Specimen of Certificate evidencing Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

  4.3     Indenture, dated November 12, 1996 (incorporated by reference to
          Exhibit 4.1 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-17731))

  4.4 Indenture, dated as of December 18, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

  4.5 Supplemental Indenture, dated as of December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

  4.6 Second Supplemental Indenture, dated as of July 28, 1998, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.1 Amended and Restated Credit Agreement, dated as of December 19, 1997, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.2 First Amendment to Amended and Restated Credit Agreement, dated as of June 19, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Pillowtex Corporation's Quarterly Report on Form 10-Q dated July 4, 1998)

 10.3 Second Amendment to Amended and Restated Credit Agreement, dated as of July 28, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Quarterly Report on Form 10-Q dated July 4, 1998)

 10.4 Third Amendment to Amended and Restated Credit Agreement, dated as of March 12, 1999, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent

 10.5 Term Credit Agreement, dated as of December 19, 1997, among Pillowtex Corporation, certain Lenders named herein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit
          10.2 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.6 First Amendment to Term Credit Agreement, dated as of June 19, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Pillowtex Corporation's Quarterly Report on Form 10-Q dated July 4, 1998)

 10.7 Second Amendment to Term Credit Agreement, dated as of July 28, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to Pillowtex Corporation's Quarterly Report on Form 10-Q dated July 4, 1998)

 10.8 Preferred Stock Purchase Agreement, dated as of September 10, 1997, by and among Pillowtex Corporation, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (UK) Partners III, L.P. (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Current Report on Form 8-K dated September 10, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.9 Amendment No. 1 to the Preferred Stock Purchase Agreement, dated as of November 21, 1997, by and among Pillowtex Corporation, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (UK) Partners III, L.P. (incorporated by reference to Exhibit
          10.1 to Pillowtex Corporation's Current Report on Form 8-K dated November 21, 1997)

 10.10 Purchase Agreement, dated December 15, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBanc Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.5 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.11 Purchase Agreement Supplement, dated December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.6 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.12 Registration Rights Agreement, dated as of December 18, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBanc Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.7 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.13 Registration Rights Agreement Supplement, dated as of December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit
          10.8 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.14 Registration Rights Agreement, dated as of November 12, 1996, by and among Pillowtex Corporation, each domestic subsidiary of Pillowtex Corporation, and NationsBanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to
          Exhibit 10.59 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-17731))

 10.15 Sublicense Agreement, dated as of July 1, 1998, between Pillowtex Corporation and the Ralph Lauren Home Collection (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

10.16 Lease Agreement, dated as of September 18, 1995, between Pillowtex Corporation and Sanwa Business Credit Corp. (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Quarterly Report on Form 10-Q, as amended, for the quarter ended September 30, 1995)

 10.17 Agreement of Lease, dated May 23, 1995, between Ten Seventy One Joint Venture and Pillowtex Corporation (incorporated by reference to Exhibit 10.66 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995)

 10.18 Lease, dated as of November 26, 1996, by and among Torfeaco Industries Limited and Standa Investment Limited (incorporated by reference to Exhibit 10.14 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.19 Indemnity Agreement, dated as of November 26, 1996, between Torfeaco Industries Limited and Standa Investment Limited (incorporated by reference to Exhibit 10.15 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.20 Industrial Lease, dated as of November 23, 1992, between Angel and Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.21 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.21 Second Amendment to Lease entered into in September 1997 between Angel and Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.17 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.22 Form of Lease, dated as of October 12, 1988, between Jimmie D. Smith, Jr. and Pillowtex Corporation (incorporated by reference to Exhibit
          10.23 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.23 Agreement for Modification and Extension of Lease between Jimmie D. Smith, Jr. and Pillowtex Corporation (incorporated by reference to
          Exhibit 10.19 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.24 Form of Equipment Leasing Agreement between BTM Financial & Leasing Corporation B-4 and Beacon Manufacturing Company, Manetta Home Fashions, Inc., and Tennessee Woolen Mills, Inc., dated as of June 14, 1996 (incorporated by reference to Exhibit 10 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

 10.25* Employment Agreement dated as of January 1, 1993, between Pillowtex Corporation and Charles M. Hansen, Jr. (incorporated by reference to
          Exhibit 10.2 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.26* Amendment to Employment Agreement, dated as of July 26, 1993, between Pillowtex Corporation and Charles M. Hansen, Jr. (incorporated by reference to Exhibit 10.26 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

 10.27* Amendment to Employment Agreement, dated as of January 20, 1998, between Pillowtex Corporation and Charles M. Hansen, Jr. (incorporated by reference to Exhibit 10.23 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.28* Form of Confidentiality and Noncompetition Agreement (incorporated by reference to Exhibit 10.27 to Pillowtex Corporation's Registration Statement on Form-S-1 (No. 33-57314))

 10.29* Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.36 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.30* Split Dollar Life Insurance Agreement between Pillowtex Corporation and Charles M. Hansen, Jr. dated July 26, 1993 (incorporated by reference to Exhibit 10.32 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

 10.31* Pillowtex Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Pillowtex Corporation's Proxy Statement for its Annual Meeting of Shareholders held on May 8, 1997)

 10.32* Form of Employment Agreement entered into between Pillowtex Management Services Company and each of Jeffrey D. Cordes, and Scott E. Shimizu (incorporated by reference to Exhibit 10.28 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.33* Form of Employment Agreement entered into between Pillowtex Management Services Company and Ronald M. Wehtje dated November 9, 1998

 10.34* Form of Employment Agreement entered into between Fieldcrest Cannon, Inc. and A. Allen Oakley, dated October 9, 1998

 10.35* Form of Employment Agreement dated as of January 1, 1998, between Pillowtex Management Services Company and Kevin M. Finlay (incorporated by reference to Exhibit 10.29 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.36* Pillowtex Corporation Supplemental Executive Retirement Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit
          10.1.44 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 33-36663) filed on September 29, 1997)

 10.37* Pillowtex Corporation Management Incentive Plan (incorporated by reference to Appendix B to Pillowtex Corporation's Proxy Statement for its Annual Meeting of Shareholders held on May 8, 1997)

 10.38* Pillowtex Corporation Deferred Compensation Plan, effective as of February 9, 1998 (incorporated by reference to Exhibit 10.32 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.39* Pillowtex Corporation Executive Medical Expense Reimbursement Plan, effective as of January 1, 1998 (incorporated by reference to Exhibit
          10.2 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.40 Indenture, dated as of March 15, 1987, relating to the 6% Convertible Subordinated Debentures Due 2012 (incorporated by reference to Exhibit
          4.9 to Fieldcrest Cannon, Inc.'s Registration Statement on Form S-3 (No. 33-12436))

 10.41 Yarn Purchase Agreement between Parkdale Mills, Incorporated and Fieldcrest Cannon, Inc. (incorporated by reference to Exhibit 10 to Fieldcrest Cannon, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

 21.1     List of Pillowtex Corporation's Principal Operating Subsidiaries

 23.1     Consent of KPMG LLP

 23.2     Consent of Deloitte & Touche LLP

 27       Financial Data Schedule

 99.1 Consolidated Financial Statements of The Leshner Corporation as of and for the fiscal years ended September 30, 1995, September 28, 1996 and September 27, 1997

 99.2 Consolidated Balance Sheets of The Leshner Corporation as of June 28, 1998 and June 29, 1997 and the Related Consolidated Statements of Operations and Earnings Retained in the Business and Cash Flows for the Nine-Month Periods ended June 28, 1998 and June 29, 1997

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.


     (b)  Reports On Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the quarter ended January 2, 1999.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                      PILLOWTEX CORPORATION



                                      By  /s/ Charles M. Hansen, Jr.

                                      Charles M. Hansen, Jr.
                                      Chairman of the Board and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 1999.


Signatures                         Title


/s/ Charles M. Hansen, Jr.         Chairman of the Board and Chief
------------------------------     Executive Officer; Director
Charles M. Hansen, Jr.             (Principal Executive Officer)

/s/ Ronald M. Wehtje               Senior Vice President and Chief Financial
------------------------------     Officer
Ronald M. Wehtje                   (Principal Financial and Accounting Officer)

/s/ Jeffrey D. Cordes              Director
------------------------------
Jeffrey D. Cordes

/s/ Kevin M. Finlay                Director
------------------------------
Kevin M. Finlay

/s/ Scott E. Shimizu               Director
------------------------------
Scott E. Shimizu

/s/ Mary R. Silverthorne           Director
------------------------------
Mary R. Silverthorne

/s/ William B. Madden              Director
------------------------------
William B. Madden

/s/ M. Joseph McHugh               Director
------------------------------
M. Joseph McHugh

/s/ Paul G. Gillease               Director
------------------------------
Paul G. Gillease

/s/ Ralph W. La Rovere             Director
------------------------------
Ralph W. La Rovere

/s/ Mark A. Petricoff              Director
------------------------------
Mark A. Petricoff

                        PILLOWTEX CORPORATION AND SUBSIDIARIES

     Index to Consolidated Financial Statements and Financial Statement Schedule



Independent Auditors' Report..............................................F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of January 3, 1998 and
      January 2, 1999.....................................................F-3

     Consolidated Statements of Earnings for the years ended
      December 28, 1996, January 3, 1998 and January 2, 1999..............F-4

     Consolidated Statements of Shareholders' Equity for the years ended December 28, 1996, January 3, 1998 and January 2, 1999........F-5

     Consolidated Statements of Cash Flows for the years ended
      December 28, 1996, January 3, 1998 and January 2, 1999..............F-6

     Notes to Consolidated Financial Statements...........................F-7

Financial Statement Schedule for the years ended December 28, 1996,
     January 3, 1998 and January 2, 1999:

     Schedule II - Valuation and Qualifying Accounts......................S-1

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pillowtex Corporation and subsidiaries as of January 3, 1998 and January 2, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG LLP



Dallas, Texas
February 9, 1999

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets
                       January 3, 1998 and January 2, 1999
                    (Dollars in thousands, except for par value)

                                ASSETS                          1997         1998
                                                            -----------   -----------
Current assets:
     Cash and cash equivalents                              $    4,604    $    5,561
     Receivables (note 11):
          Trade, less allowances of $14,770 in 1997 and
           $21,117 in 1998                                     221,185       246,348
          Other                                                 16,468        13,124
     Inventories (notes 6 and 11)                              359,751       434,281
     Assets held for sale                                       32,614         4,058
     Prepaid expenses                                            6,335         3,785
                                                            -----------   -----------
                Total current assets                           640,957       707,157

Property, plant and equipment, net (notes 7 and 11)            488,841       629,205
Intangible assets, at cost less accumulated
  amortization of $5,111 in 1997 and $11,866 in 1998           258,867       289,829
Other assets                                                    21,521        27,963
                                                            -----------   -----------
                                                            $1,410,186    $1,654,154
                                                            ===========   ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable (note 8)                              $  111,202    $  127,575
     Accrued expenses (note 8)                                 113,575        96,250
     Deferred income taxes (note 12)                            16,068        22,978
     Current portion of long-term debt (note 11)                 5,616        12,421
                                                            -----------   -----------
                Total current liabilities                      246,461       259,224

Long-term debt, net of current portion (note 11)               785,383       944,493
Deferred income taxes (note 12)                                 66,340        96,013
Noncurrent liabilities (note 10)                                52,413        53,434
                                                            -----------   -----------
                Total liabilities                            1,150,597     1,353,164

Series A redeemable convertible preferred stock,
  $.01 par value; 65,000 shares issued and
  outstanding (note 13)                                         62,882        63,057

Shareholders' equity (notes 11 and 14):
     Preferred stock, $.01 par value; authorized
       20,000,000 shares; only Series A issued                       -             -
     Common stock, $.01 par value; authorized 30,000,000
       shares; 13,967,715 and 14,126,595 shares issued and
       outstanding in 1997 and 1998, respectively                  140           141
     Additional paid-in capital                                151,095       155,811
     Retained earnings                                          46,328        83,650
     Currency translation adjustment                              (856)       (1,669)
                                                            -----------   -----------
                  Total shareholders' equity                   196,707       237,933

Commitments and contingencies (notes 9, 10 and 15)
                                                            -----------   -----------
                                                            $1,410,186    $1,654,154
                                                            ===========   ===========

See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Earnings
        Years ended December 28, 1996, January 3, 1998 and January 2, 1999
                 (Amounts in thousands, except for per share data)


                                                           1996          1997         1998
                                                        ----------    ----------    ----------

Net sales                                               $ 490,655    $  579,999     $1,509,841
Cost of goods sold                                        411,048       485,679      1,228,463
                                                        ----------    ----------    ----------
     Gross profit                                          79,607        94,320        281,378

Selling, general and administrative expenses               41,445        52,090        137,307
Restructuring charge (note 3)                                   -         5,986          1,539
                                                        ----------    ----------    ----------
     Earnings from operations                              38,162        36,244        142,532

Interest expense                                           13,971        22,470         72,288
                                                        ----------    ----------    ----------
     Earnings before income taxes and extraordinary
        items                                              24,191        13,774         70,244

Income taxes (note 12)                                      9,459         5,538         27,389
                                                        ----------    ----------    ----------
     Earnings before extraordinary items                   14,732         8,236         42,855

Extraordinary items, net of income tax
  benefit of $391 and $613 in 1996 and
  1997, respectively (note 11)                               (609)         (919)             -
                                                        ----------    ----------    ----------
     Net earnings                                          14,123         7,317         42,855

Preferred dividends and accretion (note 13)                     -            85          2,097
                                                        ----------    ----------    ----------
    Earnings available for common shareholders          $  14,123     $   7,232     $   40,758
                                                        ==========    ==========    ==========
Basic earnings per common share (note 4):
   Before extraordinary items                           $    1.39     $     .75     $     2.89
   Extraordinary items                                       (.06)         (.08)             -
                                                        ----------    ----------    ----------
   Basic earnings per common share                      $    1.33     $     .67     $     2.89
                                                        ==========    ==========    ==========
   Weighted average common shares outstanding -
       basic                                               10,618        10,837         14,082
                                                        ==========    ==========    ==========
Diluted earnings per common share (note 4):
     Before extraordinary items                         $    1.39     $     .74     $     2.52
     Extraordinary items                                     (.06)         (.08)             -
                                                        ----------    ----------    ----------
     Diluted earnings per common share                  $    1.33     $     .66     $     2.52
                                                        ==========    ==========    ==========
     Weighted average common shares outstanding -
       diluted                                             10,634        11,086         17,653
                                                        ==========    ==========    ==========

               See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Shareholders' Equity
        Years ended December 28, 1996, January 3, 1998 and January 2, 1999
                 (Dollars in thousands, except for per share data)

                                                           Common Stock
                                                       --------------------  Additional               Currency       Total
                                                          Number       Par     paid-in    Retained   translation  shareholders'
                                                        of shares     value    capital    earnings    adjustment     equity
                                                       ------------   -----   ---------   --------     --------     ---------

Balances at December 30, 1995                           10,617,722    $106    $ 58,427    $29,666      $  (209)     $ 87,990

Comprehensive income:
     Net earnings                                                -       -           -     14,123            -        14,123
     Currency translation adjustment                             -       -           -          -           15            15
                                                                                                                    ---------
     Total comprehensive income                                                                                       14,138
                                                                                                                    ---------
Common stock dividends declared ($.20 per share)                 -       -           -     (2,124)           -        (2,124)
                                                       ------------   -----   ---------   --------     --------     ---------
Balances at December 28, 1996                           10,617,722     106      58,427     41,665         (194)      100,004

Comprehensive income:
     Net earnings                                                -       -           -      7,317            -         7,317
     Currency translation adjustment                             -       -           -          -         (662)         (662)
                                                                                                                    ---------
     Total comprehensive income                                                                                        6,655
                                                                                                                    ---------
Issuance of common stock - acquisitions (note 5)         3,175,181      32      89,676          -            -        89,708

Exercise of stock options, including tax
 benefits of $517 (note 14)                                174,812       2       2,992          -            -         2,994

Preferred stock dividends (note 13)                              -       -           -        (85)           -           (85)

Common stock dividends declared ($.24 per share)                 -       -           -     (2,569)           -        (2,569)
                                                       ------------   -----   ---------   --------     --------     ---------
Balances at January 3, 1998                             13,967,715     140     151,095     46,328         (856)     $196,707

Comprehensive income:
     Net earnings                                                -       -           -     42,855            -        42,855
     Currency translation adjustment                             -       -           -          -         (813)         (813)
                                                                                                                    ---------
     Total comprehensive income                                                                                       42,042
                                                                                                                    ---------
Exercise of stock options, including tax
 benefits of $1,637 (note 14)                              154,458       1       4,545          -            -         4,546

Issuance of common stock - convertible debentures            4,422       -         171          -            -           171

Accretion of Series A Preferred Stock (note 13)                  -       -           -       (216)           -          (216)

Preferred stock dividends (note 13)                              -       -           -     (1,934)           -        (1,934)

Common stock dividends declared ($.24 per share)                 -       -           -     (3,383)           -        (3,383)
                                                       ------------   -----   ---------   --------     --------     ---------
Balances at January 2, 1999                             14,126,595    $141    $155,811    $83,650      $(1,669)     $237,933
                                                       ============   =====   =========   ========     ========     =========

See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
        Years ended December 28, 1996, January 3, 1998 and January 2, 1999
                               (Dollars in thousands)

                                                                     1996           1997           1998
                                                                  ----------     ----------     ----------
Cash flows from operating activities:
  Net earnings                                                    $  14,123       $  7,317      $  42,855
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                   12,775         16,064         54,021
     Extraordinary items                                                609            919              -
     Restructuring charge                                                 -          5,986              -
     Deferred income taxes                                            2,030         (2,320)        22,058
     Loss (gain) on disposal of property, plant and
      equipment                                                          40         (1,052)           166
     Changes in operating assets and liabilities, excluding
      effects of businesses acquired:
          Trade receivables                                          (7,040)        (8,173)       (16,914)
          Inventories                                               (26,107)        (3,900)       (56,372)
          Accounts payable                                            6,267         (6,236)        12,438
          Other assets and liabilities                               (1,983)         8,781         (3,642)
                                                                  ----------     ----------     ----------
               Net cash provided by operating activities                714         17,386         54,610
                                                                  ----------     ----------     ----------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                    19          4,926         12,308
  Purchases of property, plant and equipment                        (21,040)       (20,567)      (133,620)
  Proceeds from disposal of assets held for sale                          -              -         25,935
  Payments for businesses purchased, net of cash acquired            (4,112)      (535,222)      (106,746)
                                                                  ----------     ----------     ----------
               Net cash used in investing activities                (25,133)      (550,863)      (202,123)
                                                                  ----------     ----------     ----------
Cash flows from financing activities:
  Increase (decrease) in checks not yet presented
   for payment                                                       (2,526)         6,583           (247)
  Borrowings on revolving credit loans                               62,000        200,600        470,400
  Repayments of revolving credit loans                              (66,600)      (146,600)      (402,600)
  Proceeds from the issuance of long-term debt                      125,635        435,000        100,000
  Retirement of long-term debt                                      (89,357)        (2,727)       (14,127)
  Payment of debt and equity issuance costs                          (3,000)       (19,703)        (1,849)
  Proceeds from issuance of redeemable convertible
   preferred stock                                                        -         65,000              -
  Dividends paid                                                     (2,124)        (2,569)        (5,402)
  Proceeds from exercise of stock options                                 -          2,477          2,295
                                                                  ----------     ----------     ----------
               Net cash provided by financing activities             24,028        538,061        148,470
                                                                  ----------     ----------     ----------

Net change in cash and cash equivalents                                (391)         4,584            957
Cash and cash equivalents at beginning of year                          411             20          4,604
                                                                  ----------     ----------     ----------
Cash and cash equivalents at end of year                          $      20      $   4,604      $   5,561
                                                                  ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)



(1)  General

     Pillowtex Corporation (the "Parent") and its subsidiaries (collectively, with Parent, (the "Company")), is a North American designer, manufacturer and marketer of home textile products, offering a full line of bed pillows, blankets, sheets, pillow cases, mattress pads, down comforters, towels, bath rugs, kitchen textiles and other home textile products. As a leading supplier across all distribution channels, the Company sells its products to most major mass merchants, wholesale clubs, department stores, specialty retailers, catalogs, institutions and international customers.

     On December 19, 1997, the Company and Fieldcrest Cannon, Inc. ("Fieldcrest Cannon"), a textile manufacturer primarily involved in the production of home furnishing products, principally towels and sheets, entered into a merger agreement whereby a wholly owned subsidiary of the Company was merged with and into Fieldcrest Cannon (the "Merger"). Following consummation of the Merger, Fieldcrest Cannon became a wholly owned subsidiary of the Company (see notes 5 and 11).


(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the financial statements of Pillowtex Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Fiscal Year

          The Company's fiscal year ends on the Saturday closest to December 31. Fiscal year 1996 ended December 28, 1996, fiscal year 1997 ended January 3, 1998 and fiscal year 1998 ended January 2, 1999. Such years include the results of operations for 52, 53 and 52 weeks, respectively.

     (c)  Statements of Cash Flows

          For purposes of reporting cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

          Supplemental disclosures of cash flow information for fiscal years 1996, 1997 and 1998 follow:

                                                 1996       1997       1998
                                               ---------  ---------  ---------
               Interest paid                   $ 15,234   $ 19,207   $ 73,223
                                               =========  =========  =========
               Income taxes paid (received)    $  6,483   $  7,533   $ (5,042)
                                               =========  =========  =========

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


     (d)  Inventories

          Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) and last-in, first-out (LIFO) methods (see note 6).

     (e)  Derivative Financial Instruments

          The Company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The agreements entitle the Company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the Company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value as a result of changes in market interest rates are not recognized in the consolidated financial statements.

     (f)  Property, Plant and Equipment

          Depreciation is provided generally using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives as follows:

               Buildings and improvements      10-39 years
               Machinery and equipment          5-15 years
               Data processing equipment           5 years
               Furniture and fixtures            5-8 years

          Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining term of the lease using the straight-line method. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit.

     (g)  Intangibles

          Intangible assets consist primarily of goodwill ($243.1 million and $252.0 million net of accumulated amortization of $4.9 million and $10.9 million as of January 3, 1998 and January 2, 1999, respectively) recorded in connection with the Company's acquisitions (see note 5). Goodwill represents the excess of purchase price over the fair value of net identifiable tangible and intangible assets acquired. Amortization is provided using the straight-line method principally over an estimated useful life of 40 years.

          Other intangible assets consist principally of trademarks and deferred debt issuance costs. Trademarks are amortized using the straight-line method over their useful lives which range from 5 to 40 years. Debt issuance costs are amortized using the interest method over their useful lives which range from 6 to 12 years.

          The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows.

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


          The Company believes no impairment of goodwill has occurred and that no reduction of the estimated useful lives is warranted.

     (h)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
           Of

          The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (i)  Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value (see note 11 regarding the fair value of debt).

     (j)  Income Taxes

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

     (k)  Stock Option Plan

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company applies the accounting provisions of Accounting Principles Board("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. Compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant.

     (l)  Revenue Recognition

          Revenue is recognized upon shipment of products. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues.

     (m)  Advertising Expenses

          The Company expenses advertising costs as incurred.  Advertising

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


          expense was approximately $3.2 million, $3.8 million and $19.9 million during fiscal years 1996, 1997 and 1998, respectively.

     (n)  Earnings Per Share

          Basic earnings per share is computed by dividing earnings available for common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing (i) earnings available for common shareholders as adjusted to add back (if dilutive) convertible preferred dividends and accretion and the after-tax interest recognized in the period associated with convertible debt by (ii) the weighted average number of shares outstanding plus the number of dilutive additional shares that would have been outstanding if potentially dilutive securities had been issued.

     (o)  Foreign Currency Translation and Transactions

          The Company's foreign subsidiaries use the local currency as the functional currency. The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates. Revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of earnings and were not material in any of the years presented.

     (p)  Use of Estimates

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (q)  Comprehensive Income

          On January 4, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net earnings and foreign currency translation adjustments and is presented in the consolidated statements of shareholders' equity.
          The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year consolidated financial statements have been conformed to the requirements of SFAS No. 130.

(3)  Restructuring Charge

     During the fourth quarter of 1997, the Company committed to a plan to consolidate its blanket production into its facilities in Swannanoa, North Carolina and Westminster, South Carolina. The aggregate cost of this restructuring was estimated to be approximately $7.5 million, of which

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


     approximately $6.0 million (associated with the write-down of certain assets and other expenses) was accrued in fiscal year 1997, and the remaining $1.5 million (associated with employee severance) was expensed in the first quarter of fiscal year 1998. Expenditures related to the restructuring are substantially complete as of the end of fiscal year 1998.

(4)  Earnings Per Share

     The following table reconciles the numerators and denominators of basic and diluted earnings per share for fiscal years 1997 and 1998. The only reconciling item for fiscal year 1996 was the approximately 16,000 share dilutive effect of stock options.

                                               1997               1998
                                         ----------------   ----------------
                                         Earnings  Shares   Earnings  Shares
                                         --------  ------   --------  ------
          Basic - earnings available
           for common shareholders       $ 7,232   10,837   $40,758   14,082

          Effect of dilutive securities:
             Stock options                     -      132         -      207
             Convertible debentures            -        -     1,577      656
             Convertible preferred stock      85      117     2,097    2,708
                                         -------  -------   -------  -------
          Diluted - earnings available
           for common shareholders plus
           assumed conversions           $ 7,317   11,086   $44,432   17,653
                                         =======   ======   =======   ======

     For fiscal years 1996, 1997 and 1998, options to purchase 36,000 shares, zero shares and 0.5 million shares, respectively, were not included in the computations of diluted earnings per share because inclusion would have been antidilutive for the respective periods.

(5)  Acquisitions

     Businesses Acquired

     On July 28, 1998, the Company acquired the net assets of The Leshner Corporation ("Leshner"), a 91 year-old manufacturer of towels and terry-related products, for a purchase price of $41.8 million in cash (including acquisition costs). In connection with the acquisition, the Company retired $32.5 million of outstanding Leshner debt. The acquisition and related debt retirement were financed through the term loan under the senior credit facilities (see note 11). The purchase price exceeded the fair value of net assets acquired by approximately $18.1 million, which is being amortized on a straight line basis over 40 years. The pro forma effects of such transaction, as if it had occurred at the beginning of fiscal year 1997, are not significant.

     On December 19, 1997, the Company acquired all of the outstanding common and preferred stock of Fieldcrest Cannon in exchange for cash of $335.9 million (including acquisition costs) and approximately 3.2 million shares

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


     of common stock of the Company. In connection with the Merger, the Company retired $199.0 million and assumed $107.9 million of outstanding Fieldcrest Cannon debt. The purchase price exceeded the fair value of net assets acquired by approximately $184.8 million, which is being amortized on a straight line basis over 40 years.

     The acquisitions have been accounted for under the purchase method of accounting and, accordingly, results of operations of Fieldcrest Cannon and Leshner have been included in the consolidated statements of earnings since their respective acquisition dates.

     Unaudited consolidated condensed pro forma information for fiscal years 1996 and 1997, as if the Fieldcrest Cannon acquisition had occurred on the first day of fiscal year 1996 follow:

                                                        1996         1997
                                                    -----------   ----------
             Net sales                               $1,522,000   $1,559,000
             Earnings before extraordinary items         12,396       18,941
             Net earnings                                10,868       18,941
             Basic earnings per share                       .65         1.22
             Diluted earnings per share                     .64         1.13

     The pro forma results of operations are presented pursuant to applicable accounting rules relating to business combinations and are not necessarily indicative of the actual results that would have been achieved had this transaction occurred as of the beginning of fiscal year 1996, nor are they indicative of future results of operations.

     Assets Acquired

     On November 18, 1996, the Company purchased certain assets of Fieldcrest Cannon's blanket operations for $28.3 million in cash. The acquisition included selected equipment ($6.3 million), inventory ($18.0 million) and an exclusive long-term license for the use of certain trademarks and tradenames ($4.0 million).

(6)  Inventories

     Inventories consist of the following at January 3, 1998 and January 2, 1999:

                                     1996            1997
                                     ----            ----
          Finished goods         $ 163,905         $218,439
          Work-in-process          120,063          134,428
          Raw materials             54,790           58,306
          Supplies                  20,993           23,108
                                 ---------         --------
                                 $ 359,751         $434,281
                                 =========         ========

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


     At January 3, 1998 and January 2, 1999, 40% and 51%, respectively, of inventories were valued at LIFO which approximates current replacement cost. The remaining inventories are valued at FIFO. Inventories are net of related reserves of approximately $9.4 million and $15.3 million at January 3, 1998 and January 2, 1999,respectively.

(7)  Property, Plant and Equipment

     Property, plant and equipment are stated at cost and consist of the following at January 3, 1998 and January 2, 1999:

                                            1996           1997
                                          --------       --------
          Land                            $ 10,050       $ 28,812
          Buildings and improvements       171,857        182,414
          Machinery and equipment          288,069        370,581
          Data processing equipment         11,994         29,325
          Furniture and fixtures             4,393          6,346
          Leasehold improvements             2,434          4,020
          Projects in progress              55,915        106,444
                                          --------       --------
                                           544,712        727,942
          Less accumulated depreciation
           and amortization                (55,871)       (98,737)
                                          --------       --------
                                          $488,841       $629,205
                                          ========       ========

     Interest costs of $0.6 million and $4.7 million, incurred during fiscal years 1997 and 1998, respectively, for the purchase and construction of qualifying fixed assets, were capitalized and are being amortized over the related assets' estimated useful lives.

(8)  Accounts Payable and Accrued Expenses

     Accounts payable includes $39.3 million and $39.1 million at January 3, 1998 and January 2, 1999, respectively, of checks not yet presented for payment on zero balance disbursement accounts.

     Accrued expenses consist of the following at January 3, 1998 and January 2, 1999:

                                                            1997       1998
                                                          --------   --------
            Employee-related compensation and benefits    $ 39,790   $ 24,974
            Insurance and worker's compensation             19,916     24,794
            Customer rebates                                13,534     14,490
            Interest and commitment fees                     6,353      7,036
            Advertising                                      4,361      4,435
            Royalties and commissions                        4,951      4,276
            Accrued restructuring                            5,484          -
            Other accrued expenses                          19,186     16,245
                                                          --------   --------
                                                          $113,575   $ 96,250
                                                          ========   ========

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


(9)  Pension Plans

     The Company has defined benefit pension plans covering substantially all of its employees with certain union employees not covered under these plans. The plans provide pension benefits based on the employees' compensation and service. The Company's funding policy provides for annual contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. Pension plan assets consist of investments in publicly traded corporate common stocks and bonds, as well as U.S. government obligations. Summarized information for the plans follows:

                                                              1997       1998
                                                           ---------- ----------
           Change in benefit obligation:
            Benefit obligation at beginning of year        $   7,286  $ 306,950
            Acquisitions                                     297,076      7,240
            Service cost                                       1,058      7,730
            Interest cost                                      1,414     21,070
            Actuarial loss                                     1,118     13,869
            Benefits paid                                     (1,002)   (18,920)
                                                           ---------- ----------
             Benefit obligation at end of year             $ 306,950  $ 337,939
                                                           ========== ==========
           Change in plan assets:
            Fair value of plan assets at beginning of year $   6,275  $ 307,772
            Acquisitions                                     298,600      8,903
            Actual return on plan assets                       3,114     35,085
            Employer contributions                               785      3,802
            Benefits paid                                     (1,002)   (18,920)
                                                           ---------- ----------
             Fair value of plan assets at end of year      $ 307,772  $ 336,642
                                                           ========== ==========
           Funded status:
            Benefit obligation                             $(306,950) $(337,939)
            Fair value of plan assets                        307,772    336,642
            Unrecognized transition obligation                   (52)       (43)
            Unrecognized prior service cost                      208        172
            Unrecognized net actuarial (gain)/loss              (186)     7,102
                                                           ---------- ----------
             Prepaid benefit cost                          $     792  $   5,934
                                                           ========== ==========

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


                                                1996        1997        1998
                                             ----------  ----------  ----------
           Weighted average assumptions as
           of December 28, 1996, January 3,
           1998 and January 2, 1999:
             Discount rate                        7.75%       7.00%       6.75%
             Expected return                      8.50%  9.00-9.50%  9.00-9.50%
             Compensation increase rate           4.00%  4.00-4.50%       4.00%

           Components of net periodic pension
           cost:
             Service cost                    $     766   $   1,058   $   7,730
             Interest cost                         523       1,414      21,070
             Expected return on plan assets       (458)     (1,622)    (28,503)
             Amortization of transition
              obligation                            (8)         (8)         (8)
             Amortization of prior service
              cost                                  35          35          35
                                             ----------  ----------  ----------
                Net periodic pension cost    $     858   $     877   $     324
                                             ==========  ==========  ==========

     The Company also sponsors employee savings plans which cover substantially all employees. The Company's matching provisions under these plans vary, with some matches being discretionary. The matching formulas of certain plans can be changed annually. In fiscal years 1996, 1997 and 1998, the Company incurred costs of $0.5 million, $0.1 million and $3.5 million, respectively, to provide matching contributions for plans with matching provisions.

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


(10) Postretirement Benefits Other Than Pensions

     The Company provides medical insurance premium assistance and life insurance benefits to retired employees of Fieldcrest Cannon. The medical and life insurance benefits provided under the plan are fixed amounts determined at the time of retirement and, thus, are unaffected by medical trend rates. Employees become eligible for these benefits when they reach retirement age while working for the Company. The plans are funded as benefits are paid.

                                                              1997       1998
                                                           ---------  ---------
           Change in benefit obligation:
            Benefit obligation at beginning of year        $      -   $ 39,348
            Acquisitions                                     39,260          -
            Service cost                                         35        709
            Interest cost                                       114      2,466
            Actuarial (gain)/loss                                81       (538)
            Benefits paid                                      (142)    (3,895)
                                                           ---------  ---------
             Benefit obligation at end of year             $ 39,348   $ 38,090
                                                           =========  =========
           Change in plan assets:
            Fair value of plan assets at beginning of year $      -   $      -
            Acquisitions                                          -          -
            Employer contributions                              142      3,895
            Benefits paid                                      (142)    (3,895)
                                                           ---------  ---------
             Fair value of plan assets at end of year      $      -   $      -
                                                           =========  =========
           Funded status:
            Benefit obligation                             $(39,348)  $(38,090)
            Unrecognized net actuarial loss                       -       (357)
                                                           ---------  ---------
             Accrued postretirement benefit cost included
             in noncurrent liabilities                     $(39,348)  $(38,447)
                                                           =========  =========
           Weighted average assumptions as of January 3,
           1998 and January 2, 1999:
            Discount rate                                      7.00%      6.75%
            Expected return                                     N/A        N/A
            Compensation increase rate                         4.00%      4.00%

          Net periodic postretirement benefit cost for fiscal year 1997 reflects only amounts from the Fieldcrest Cannon acquisition date through January 3, 1998.

           Components of net periodic postretirement cost:
            Service cost                                     $   35   $  709
            Interest cost                                       114    2,465
            Amortization of actuarial gain                        -     (181)
                                                             -------  -------
             Net periodic postretirement benefit cost        $  149   $2,993
                                                             =======  =======

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


(11) Long-term Debt

     Long-term debt consists of the following at January 3, 1998 and January 2, 1999:

                                                                                1997       1998
                                                                             ---------  ---------
            Revolver                                                         $115,000   $182,800
            Term loans                                                        250,000    348,750
            9% Senior Subordinated Notes due 2007                             185,000    185,000
            10% Senior Subordinated Notes due 2006                            125,000    125,000
            6% convertible subordinated sinking fund debentures due in 2012
              (effective rate of 8.72%, net of $17.4 million and $15.6
              million in unamortized discount at January 3, 1998 and
              January 2, 1999, respectively)                                   95,126     88,594
            Industrial revenue bonds with interest rates from 3.60% to 7.85%
              and maturities from January 4, 1999 through July 1, 2021;
              generally collateralized by land and buildings                   18,050     19,528
            Other debt                                                          2,823      7,242
                                                                             ---------  ---------
                                                                              790,999    956,914
            Less current portion                                               (5,616)   (12,421)
                                                                             ---------  ---------
                                                                             $785,383   $944,493
                                                                             =========  =========

     In December 1997, in connection with the Fieldcrest Cannon acquisition (see note 5), the Company entered into new senior revolving credit and term loan facilities (the "Facilities") with a group of financial and institutional investors for which NationsBank of Texas, N.A. ("NationsBank") acts as the agent. The Facilities consisted of a $350.0 million revolving credit facility (the "Revolver") and a $250.0 million term loan facility (the "Term Loan"). The Term Loan consisted of a $125.0 million Tranche A term loan (the "Tranche A Term Loan") and a $125.0 million Tranche B term loan (the "Tranche B Term Loan"). Effective July 28, 1998, the Company amended the Facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of Leshner allowing the Company to fund the transaction and reduce the Revolver. The Revolver and the Tranche A Term Loan expire December 31, 2003, and the Tranche B Term Loan expires December 31, 2004. The Revolver includes $55.0 million of availability for letters of credit. At January 2, 1999, $42.1 million of letters of credit were outstanding. Unused availability under the Revolver was $125.1 million at January 2, 1999.

     As of January 2, 1999, amounts outstanding under the Revolver and Tranche A Term Loan were subject to interest at a rate based, at the Company's option, upon either (i) the London Interbank Offered Rate plus a margin of up to 2.25% or (ii) NationsBank's Base Rate (as defined) plus a margin of up to .75%. The Tranche B Term Loan bears interest on a basis similar to the Tranche A Term Loan plus an additional margin ranging from .50% to 1.25%. These rates are subject to decrease based upon the Company's achievement of certain ratios of funded debt to earnings before interest, taxes,

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


     depreciation and amortization ("EBITDA"). The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities during fiscal year 1998 was 7.78%, and the effective rate at January 2, 1999 was 7.52%.

     The Facilities are guaranteed by each of the domestic subsidiaries of the Parent and are secured by first priority liens on all of the capital stock of each domestic subsidiary of the Parent and by 65% of the capital stock of the Parent's foreign subsidiaries. The Parent has also granted a first priority security interest in all of its presently unencumbered and future domestic assets and properties, and all presently unencumbered and future domestic assets and properties of each of its subsidiaries. The Term Loan is subject to mandatory prepayment from all net cash proceeds of asset sales and debt issuances of the Company (except as specifically provided), 50% of the net cash proceeds of equity issuances by the Company or any of its subsidiaries, and 75% of Excess Cash Flow (as defined). All mandatory prepayments will be applied pro rata between the Tranche A Term Loan and the Tranche B Term Loan to reduce the remaining installments of principal.

     The Facilities contain a number of financial, affirmative and negative covenants which, among other things, require maintenance of certain ratios of funded debt to EBITDA, and certain cash flow coverage ratios, and require the Company to maintain a minimum tangible net worth. Other covenants restrict, among other things, the Company's ability to incur additional debt, grant liens, engage in transactions with affiliates, make loans, advances and investments, pay dividends and other distributions to shareholders, dispose of assets, effect mergers, consolidations and dissolutions, and make certain changes in its business. At January 2, 1999, the Company was in compliance with all covenants under the Facilities.

     In connection with the December 1997 change in the Facilities, the Company's previous senior credit facility was extinguished and the associated unamortized deferred debt issuance costs of $0.9 million, net of related income tax benefit of $0.6 million, were charged to expense resulting in an extraordinary loss on debt extinguishment.

     In connection with the Merger, the Company issued $185.0 million of 9% Senior Subordinated Notes due 2007 (the "9% Notes") in a private offering. In March 1998, the Company completed an offer to exchange the unregistered 9% Notes previously sold in the private offering for an equal aggregate principal amount of registered 9% Notes. The 9% Notes are due December 15, 2007, with interest payable semiannually commencing June 15, 1998. The Company may at its option redeem the 9% Notes, in whole or in part, on or after December 15, 2002 at a redemption price of 104.5%, which declines 1.5% annually through December 15, 2005 to 100%. The 9% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including borrowings under the Facilities and rank pari passu to the 10% Senior Subordinated Notes described below.

     On November 12, 1996, the Company issued $125.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2006 (the "10% Notes") in a private offering. In March 1997, the Company completed

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


     an offer to exchange the unregistered 10% Notes previously sold in the private offering for an equal aggregate principal amount of registered 10% Notes. The 10% notes are due November 15, 2006, with interest payable semiannually commencing May 15, 1997. The Company used the proceeds from such offering to retire the outstanding indebtedness under the Company's previously existing term loan, to finance the acquisition of certain assets of Fieldcrest Cannon's blanket operations (see note 5), to temporarily reduce indebtedness under the previous revolving credit facility, and to acquire a warehouse facility. In connection with the retirement of the term loan, the Company charged the related unamortized deferred debt issuance costs to expense resulting in an extraordinary loss on debt extinguishment of $0.6 million, net of related income taxes of $0.4 million.

     The Company may, at its option, redeem the 10% Notes, in whole or in part, on or after November 15, 2001 at a redemption price of 105.0%, which declines 1.667% annually through November 15, 2004 to 100%. The 10% Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including borrowings under the Facilities.

     The 9% Notes and the 10% Notes are unconditionally guaranteed on a senior subordinated basis by each of the existing and future domestic subsidiaries of the Company and each other subsidiary of the Company that guarantees the Company's obligations under the Facilities described above (see note 19). The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the relevant guarantor.

     Upon a change in control, the Company will be required to make an offer to repurchase all outstanding 9% Notes and 10% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of repurchase.

     The 9% Notes and the 10% Notes are subject to certain covenants which restrict, among other things, the Company's ability to incur additional indebtedness and issue preferred stock, grant liens to secure subordinated indebtedness, pay dividends or make certain other restricted payments, apply net proceeds from certain asset sales, engage in certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any senior indebtedness and senior in right of payment to the 9% Notes and the 10% Notes, merge or consolidate with any other person, sell stock of subsidiaries or sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company. At January 2, 1999, the Company was in compliance with all covenants under the 9% Notes and the 10% Notes.

     As of January 3, 1998, the Company had approximately $125.0 million of notional amounts covered under interest rate swap agreements whereby the Company exchanged fixed rates for floating rates. The weighted average fixed and floating rates were 10.0% and 9.5%, respectively. As of January 2, 1999, the Company had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby the Company exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


     5.26%, respectively. The fair values of the swaps at January 3, 1998 and January 2, 1999 were zero and $2.1 million, respectively. The fair value of $2.1 million was in favor of the Company.

     The interest rates on indebtedness other than the Facilities differ from current market rates. The carrying and fair values of these financial instruments, estimated by discounting the future cash flows using rates currently available or obtaining market prices as of January 3, 1998 and January 2, 1999 are shown below. The Facilities are at current market rates; therefore, their carrying values approximate fair value.

                                                                   1997                 1998
                                                             ------------------    ------------------
                                                             Carrying    Fair      Carrying    Fair
                                                              Amount     Value      Amount     Value
                                                             --------  --------    --------  --------
          Revolver                                           $115,000  $115,000    $182,800  $182,800
          Term loans                                          250,000   250,000     348,750   348,750
          9% Senior Subordinated Notes due 2007               185,000   185,000     185,000   189,625
          10% Senior Subordinated Notes due 2006              125,000   132,645     125,000   132,500
          6% convertible subordinated sinking
           fund debentures due 2012                            95,126    95,126      88,594    85,962
          Industrial revenue bonds and other debt              20,873    20,888      26,770    24,120

          Aggregate maturities of long-term debt for each of the five years following January 2, 1999 and thereafter, assuming the unpaid principal balance at January 2, 1999 under the Revolver remains unchanged, are as follows:

                    Fiscal year         Amount
                    -----------        --------
                    1999               $ 12,421
                    2000                 25,904
                    2001                 37,474
                    2002                 45,791
                    2003                 53,970
                    Thereafter          796,955

(12) Income Taxes

     The components of income tax expense, excluding the income tax benefit related to extraordinary items, are as follows:

                                                 1996      1997      1998
                                               --------  --------  --------
          U.S. federal - current               $ 6,604   $ 6,385   $ 3,916
          U.S. federal - deferred                1,793    (1,478)   17,881
          State and foreign taxes - current        825     1,473     1,415
          State and foreign taxes - deferred       237      (842)    4,177
                                               --------  --------  --------
                                               $ 9,459   $ 5,538   $27,389
                                               ========  ========  ========

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


     A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 35% of earnings before income taxes and extraordinary loss to the actual provision for income taxes follows:

                                                                1996      1997      1998
                                                              --------  --------  --------
          Expected tax at U.S. statutory rate                 $  8,467  $  4,821  $ 24,585
          Amortization of goodwill                                 135       188     1,695
          State and foreign taxes, net of federal benefit          555       477       933
          Other                                                    302        52       176
                                                              --------  --------  --------
                                                              $  9,459  $  5,538  $ 27,389
                                                              ========  ========  ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of January 3, 1998 and January 2, 1999 are presented below:

                                               1997         1998
                                            ----------    ----------
          Net deferred tax assets:
           Package design costs             $     351     $     614
           Accrued employee benefits              685         4,423
           State deferred taxes                   957         1,132
           Accruals and allowances             24,537        23,527
           Other                               20,789        18,192
                                            ----------    ----------
             Net deferred tax assets           47,319        47,888
                                            ----------    ----------
          Deferred tax liabilities:
           Inventory costs and reserves       (42,716)      (49,242)
           Depreciable assets                 (79,508)      (97,505)
           State deferred income taxes         (6,673)       (8,901)
           Trademarks                               -       (10,500)
           Goodwill                              (830)         (731)
                                            ----------    ----------
             Deferred tax liabilities        (129,727)     (166,879)
                                            ----------    ----------
             Net deferred tax liabilities   $ (82,408)    $(118,991)
                                            ==========    ==========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at January 2, 1999 to be realized as a result of the reversal of existing taxable temporary differences and the generation of taxable income.

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


(13) Redeemable Convertible Preferred Stock

     On December 19, 1997, the Company issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65.0 million less $2.1 million of issue costs. Accretion is being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrue from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate at which dividends will accrue may increase to 7% or 10% depending on the Company's earnings per share for the 1999 fiscal year. The Company may also be required to pay a one-time cumulative dividend in cash or Series A Preferred Stock, from the issue date through December 31, 1999,equal to the difference between the dividends calculated at the 3% rate and dividends calculated at either the 7% or 10% rate, if the fiscal year 1999 earnings per share are less than the predetermined targets.

     The Series A Preferred Stock is convertible, at any time at the option of the holder, into common stock at a rate calculated by dividing $1,000 plus unpaid dividends per share by $24.00 per share. Each share of Series A Preferred Stock is subject to mandatory redemption in ten and one-half years after the issue date at a redemption price of $1,000 plus accrued and unpaid dividends. The Company has the right after the fourth anniversary of the issue date to call all or a portion of the Series A Preferred Stock at $1,000 per share plus accrued and unpaid dividends times a premium equal to the dividend rate after the fourth anniversary date and declining ratably to the mandatory redemption date. Holders of the Series A Preferred Stock are entitled to limited voting rights only under certain conditions.

(14) Stock Options

     In 1993, the Company established a stock option plan under which options may be granted to eligible employees and nonemployee directors of the Company. Under the stock option plan, the Board of Directors may grant either nonqualified stock options or incentive stock options.

     At January 2, 1999, there were 2.0 million shares available for grant under the stock option plan. The per share weighted-average fair value of stock options granted during fiscal years 1996, 1997 and 1998 was $4.65, $7.86 and $12.81, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                     1996      1997      1998
                                                   --------  --------  --------
           Expected dividend yield                    1.14%     1.41      1.06
           Stock price volatility                    38.82     38.94     36.87
           Risk-free interest rate                    5.99      6.15      5.48
           Expected option term                    5 years   5 years   5 years

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


     financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            1996      1997      1998
                                                          --------  --------  --------
           Earnings available for common shareholders:
             As reported                                  $ 14,123  $  7,232  $ 40,758
             Pro forma                                      13,986     6,720    39,280

           Earnings per share:
             As reported - basic                              1.33       .67      2.89
             As reported - diluted                            1.33       .66      2.52
             Pro forma - basic                                1.32       .62      2.79
             Pro forma - diluted                              1.32       .61      2.43

     Pro forma net earnings reflects only options granted after January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

     All options are granted at an exercise price not less than the fair market value of the common stock at the date of grant. The option period may not be more than ten years from the date the option is granted, and options generally vest over a four-year period.

     A summary of option activity during fiscal years 1996, 1997 and 1998 follows:

                                                               Weighted average
                                                     Shares     exercise price
                                                     ------    ----------------
               Outstanding at December 30, 1995
                 (131 shares exercisable)              437          $14.50
                 Granted                               226           12.59
                 Canceled                             (152)          14.33
               Outstanding at December 28, 1996      ------
                 (176 shares exercisable)              511           13.71
                 Granted                               537           16.98
                 Exercised                            (175)          14.17
                 Canceled                             (131)          14.85
               Outstanding at January 3, 1998        ------
                 (289 shares exercisable)              742           15.76
                 Granted                               562           34.26
                 Exercised                            (154)          14.86
                 Canceled                             (251)          23.14
               Outstanding at January 2, 1999        ------
                 (142 shares exercisable)              899           25.36
                                                     ======

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


     The 142,000 shares that are exercisable at January 2, 1999 have a weighted average exercise price of $14.96. The table below provides weighted average exercise prices and weighted average remaining contractual life of options outstanding at January 2, 1999 segregated based upon ranges of exercise prices.

                                                                                               Weighted
                                                                                                average
                                                              Weighted         Weighted        remaining
                                   Number       Number         average          average       contractual
                                 of options   of options    exercise price   exercise price      life
                                outstanding   exercisable   (outstanding)    (exercisable)   (outstanding)
                                --------------------------------------------------------------------------
          $ 8.88 - $12.75            87            30          $11.67           $11.26           7.12
          $14.00 - $19.00           296           106           15.75            15.54           7.46
          $21.88 - $31.81            93             6           27.57            23.52           9.33
          $33.50 - $44.38           423             -           34.40                -           9.12

(15) Commitments and Contingent Liabilities

     Manufacturing facilities at certain locations, showrooms, sales offices and warehouse space are leased under noncancelable operating lease agreements. These leases generally require the Company to pay all executory costs such as maintenance and taxes. Rental expense for operating leases was approximately $5.3 million, $7.6 million and $24.7 million during fiscal years 1996, 1997 and 1998, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year), which expire at various dates through 2009, are as follows:

                    Fiscal year         Amount
                    -----------        --------
                    1999               $22,283
                    2000                20,966
                    2001                18,488
                    2002                16,568
                    2003                15,678
                    Thereafter          53,296

     From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of all matters currently pending will not have a materially adverse effect on the Company's financial position, results of operations or liquidity.

     Louisville Bedding Company ("Louisville") filed a complaint for patent infringement against the Company in 1994 alleging that certain of the Company's mattress pad product lines infringed on certain of Louisville's patents. The parties reached a settlement in April 1998, allowing the Company to continue manufacturing and selling its existing Adjust-A-Fit-Registered Trademark- mattress pad product lines without further claims by Louisville.

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


(16) Concentration of Credit Risk

     The Company's customers are primarily retailers located throughout the United States and Canada. Although the Company closely monitors the creditworthiness of its customers, adjusting credit policies and limits as needed, a customer's ability to pay is largely dependent upon the retail industry's economic environment.

     The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has trade receivables which are due from certain customers who are experiencing financial difficulties. However, in the opinion of management of the Company, the allowance for doubtful accounts is adequate, and trade receivables are presented at net realizable value.

     Sales to the Company's two individual major customers, including their affiliated entities, accounted for approximately 14% and 13% each of net sales in fiscal years 1996 and 1997. These two customers accounted for 24% and 7% each of net sales in fiscal year 1998.

(17) Segment Information

     The Company is organized by functional responsibilities and operates as a single segment. Net sales from bed and bath products were $554.0 million and $26.0 million, respectively, in fiscal year 1997, and $870.1 million and $639.7 million, respectively, in fiscal year 1998. All net sales in fiscal year 1996 related to bed products.

     Net sales to customers domiciled in foreign countries were $35.1 million, $37.2 million and $118.8 million in fiscal years 1996, 1997 and 1998, respectively. At December 28, 1996, January 3, 1998 and January 2, 1999, the Company had long-lived assets domiciled in foreign countries of $5.6 million, $4.7 million and $3.8 million, respectively. The Company's domestic long-lived assets (including intangibles) at December 28, 1996, January 3, 1998 and January 2, 1999 were $148.5 million, $764.5 million and $943.2 million, respectively.

                                PILLOWTEX CORPORATION
                      Notes to Consolidated Financial Statements
                         January 3, 1998 and January 2, 1999
             (Tables in thousands of dollars, except for per share data)


(18) Selected Quarterly Financial Data (Unaudited)

     The following tables present unaudited financial data of the Company for each quarter of fiscal years 1997 and 1998.

                                                          1997 quarter ended
                                            -------------------------------------------------
                                             March 29     June 28    September 27   January 3
                                             --------     -------    ------------   ---------
          Net sales                          $113,763    $104,894      $151,977     $209,365
          Gross profit                         18,706      19,701        26,552       29,361
          Earnings (loss) before
           extraordinary item                   1,651       1,871         7,050       (2,336)
          Net earnings (loss)                   1,651       1,871         7,050       (3,255)
          Earnings (loss) per
           common share - basic                   .16         .18           .66         (.30)
          Earnings (loss) per
           common share - diluted                 .15         .17           .65         (.30)

                                                          1998 quarter ended
                                            -------------------------------------------------
                                             April 4      July 4      October 3     January 2
                                             --------     -------    ------------   ---------
          Net sales                          $366,375    $332,046      $419,799     $391,621
          Gross profit                         63,920      58,583        79,866       79,009
          Net earnings                          5,635       7,092        15,022       15,106
          Earnings per common
           share - basic                          .37         .47          1.03         1.03
          Earnings per common
           share - diluted                        .33         .42           .87          .89


                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                  (Tables in thousands, except for per share data)

(18) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following is summarized condensed consolidating financial information for the Company, segregating the Parent and guarantor subsidiaries from nonguarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Company and guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not provide relevant material additional information to users of the financial statements.

                                            January 3, 1998                                   January 2, 1999
                          -------------------------------------------------  ----------------------------------------------------
                                                Non-                                                 Non-
                                   Guarantor Guarantor                                 Guarantor  Guarantor
                                      Sub-      Sub-   Elimi-    Consoli-                 Sub-       Sub-      Elimi-   Consoli-
Financial Position        Parent   sidiaries sidiaries nations    dated       Parent   sidiaries  sidiaries   nations   dated
-------------------       ------   --------- --------- -------   --------   ---------  ---------  ---------   -------   --------
ASSETS:
Trade receivables         $      -   216,869    4,316         -     221,185          -    240,909   5,439           -     246,348
Receivable from affiliates 668,588         -        -  (668,588)          -    746,839          -       -    (746,839)          -
Inventories                      -   351,720    8,031         -     359,751          -    424,563   9,718           -     434,281
Other current assets             -    58,650    1,371         -      60,021          -     25,946     582           -      26,528
                          --------  ---------  ------  ---------    -------  ---------  ---------  ------  -----------  ---------
     Total current assets  668,588   627,239   13,718  (668,588)    640,957    746,839    691,418  15,739    (746,839)    707,157

Property, plant and
 equipment, net                657   485,975    2,209         -     488,841        565    627,114   1,526           -     629,205
Intangibles, net            24,256   232,112    2,499         -     258,867     19,102    268,478   2,249           -     289,829
Other assets               241,173    19,564        -  (239,216)     21,521    382,558     17,898       -    (372,493)     27,963
                          --------  ---------  ------  ---------  ---------  ---------  ---------  ------  -----------  ---------
     Total assets         $934,674  1,364,890  18,426  (907,804)  1,410,186  1,149,064  1,604,908  19,514  (1,119,332)  1,654,154
                          ========  =========  ======  =========  =========  =========  =========  ======  ===========  =========
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Accounts payable and
 accrued liabilities      $     85    218,874   5,818         -     224,777      6,425    212,823   4,577           -     223,825
Payable to affiliates            -    668,000     588  (668,588)          -          -    744,000   2,839    (746,839)          -
Other current liabilities        -     21,591      93         -      21,684      8,318     27,002      79           -      35,399
                          --------  ---------  ------  ---------  ---------  ---------  ---------  ------  -----------  ---------
     Total current
      liabilities               85    908,465   6,499  (668,588)    246,461     14,743    983,825   7,495    (746,839)    259,224

Noncurrent liabilities     675,000    228,550     586         -     904,136    833,331    260,082     527           -   1,093,940
                          --------  ---------  ------  ---------  ---------  ---------  ---------  ------  -----------  ---------
     Total liabilities     675,085  1,137,015   7,085  (668,588)  1,150,597    848,074  1,243,907   8,022    (746,839)  1,353,164

Redeemable convertible
 preferred stock            62,882          -       -         -      62,882     63,057          -       -           -      63,057

Shareholders' equity       196,707    227,875  11,341  (239,216)    196,707    237,933    361,001  11,492    (372,493)    237,933
                          --------  ---------  ------  ---------  ---------  ---------  ---------  ------  -----------  ---------
Total liabilities and
 shareholders' equity     $934,674  1,364,890  18,426  (907,804)  1,410,186  1,149,064  1,604,908  19,514  (1,119,332)  1,654,154
                          ========  =========  ======  =========  =========  =========  =========  ======  ===========  =========

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                  (Tables in thousands, except for per share data)

                                                                       Years Ended
                           -----------------------------------------------------------------------------------------------------
                                             December 28, 1996                                    January 3, 1998
                           -------------------------------------------------  --------------------------------------------------
                                                 Non-                                                 Non-
                                    Guarantor Guarantor                                 Guarantor  Guarantor
                                       Sub-      Sub-   Elimi-    Consoli-                 Sub-       Sub-    Elimi-   Consoli-
Results from operations    Parent   sidiaries sidiaries nations    dated       Parent   sidiaries  sidiaries nations   dated
-----------------------    ------   --------- --------- -------   --------   ---------  ---------  --------- -------   --------
Net sales                  $78,959    403,386   31,480   (23,170)   490,655    18,759     537,536    29,268   (5,564)   579,999
Cost of goods sold          60,215    345,269   28,734   (23,170)   411,048    11,523     453,149    26,571   (5,564)   485,679
                           --------  ---------  ------  ---------  ---------  --------   ---------   -------  -------   --------
Gross profit                18,744     58,117    2,746         -     79,607     7,236      84,387     2,697        -     94,320

Selling, general and
 administrative expenses     8,831     30,938    1,676         -     41,445     3,990      46,624     1,476        -     52,090
Restructuring charges            -          -        -         -          -         -       5,986         -        -      5,986
                           --------  ---------  ------  ---------  ---------  --------   ---------   -------  -------   --------
Earnings from operations     9,913     27,179    1,070         -     38,162     3,246      31,777     1,221        -     36,244

Equity in earnings of
 subsidiaries               11,757          -        -   (11,757)         -     5,951           -         -   (5,951)         -
Interest expense (income)    5,017      8,973      (19)        -     13,971      (764)     23,239        (5)       -     22,470
                           --------  ---------  ------  ---------  ---------  --------   ---------   -------  -------   --------
Earnings before income
 taxes and extraordinary
 items                      16,653     18,206    1,089   (11,757)    24,191     9,961       8,538     1,226   (5,951)    13,774
Income taxes                 1,921      7,329      209         -      9,459     1,725       3,687       126        -      5,538
                           --------  ---------  ------  ---------  ---------  --------   ---------   -------  -------   --------
Earnings before
 extraordinary items        14,732     10,877      880   (11,757)    14,732     8,236       4,851     1,100   (5,951)     8,236
Extraordinary loss            (609)         -        -         -       (609)     (919)          -         -        -       (919)
                           --------  ---------  ------  ---------  ---------  --------   ---------   -------  -------   --------
Net earnings                14,123     10,877      880   (11,757)    14,123     7,317       4,851     1,100   (5,951)     7,317

Preferred dividends
 and accretion                   -         -         -         -          -        85           -         -        -         85
                           --------  ---------  ------  ---------  ---------  --------   ---------   -------  -------   --------
 Earnings available for
 common shareholders       $14,123     10,877      880   (11,757)    14,123     7,232       4,851     1,100   (5,951)     7,232
                           ========  =========  ======  =========  =========  ========   =========   =======  =======   ========


                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                  (Tables in thousands, except for per share data)

                                            Years Ended
                           -------------------------------------------------
                                            January 2, 1999
                           -------------------------------------------------
                                                   Non-
                                    Guarantor   Guarantor
                                       Sub-        Sub-    Elimi-     Consoli-
Results from operations    Parent   sidiaries   sidiaries  nations     dated
-----------------------    ------   ---------   ---------  -------    ----------
Net sales                  $     -   1,487,685    27,650     (5,494)   1,509,841
Cost of goods sold               -   1,208,888    25,069     (5,494)   1,228,463
                           --------  ---------    -------  ---------  -----------
Gross profit                     -     278,797     2,581          -      281,378

Selling, general and
 administrative expenses    (5,035)    140,800     1,542          -      137,307
Restructuring charges            -       1,539         -          -        1,539
                           --------  ---------    -------  ---------  -----------
Earnings from operations     5,035     136,458     1,039          -      142,532

Equity in earnings of
 subsidiaries               39,838           -         -    (39,838)           -
Interest expense (income)      394      71,912       (18)         -       72,288
                           --------  ---------    -------  ---------  -----------
Earnings before income
 taxes and extraordinary
 items                      44,479      64,546     1,057    (39,838)      70,244
Income taxes                 1,624      25,673        92          -       27,389
                           --------  ---------    -------  ---------  -----------
Earnings before
 extraordinary items        42,855      38,873       965    (39,838)      42,855
Extraordinary loss               -           -         -          -            -
                           --------  ---------    -------  ---------  -----------
Net earnings                42,855      38,873       965    (39,838)      42,855

Preferred dividends
 and accretion               2,097           -         -          -        2,097
                           --------  ---------    -------  ---------  -----------
 Earnings available for
 common shareholders       $40,758      38,873       965    (39,838)      40,758
                           ========  =========    =======  =========  ===========


                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                  (Tables in thousands, except for per share data)

                                                                       Years Ended
                            -----------------------------------------------------------------------------------------------------
                                            December 28, 1996                                   January 3, 1998
                            -------------------------------------------------  --------------------------------------------------
                                                  Non-                                                Non-
                                    Guarantor  Guarantor                                Guarantor  Guarantor
                                       Sub-       Sub-     Elimi-    Consoli-             Sub-       Sub-      Elimi-    Consoli-
Cash Flows                  Parent  sidiaries  sidiaries   nations    dated    Parent   sidiaries  sidiaries   nations    dated
-----------                 ------  ---------  ---------   -------   --------  ------   ---------  ---------   -------   --------
Net cash provided by (used
 in) operating activities  $   (548)  (4,977)     6,239         -        714     1,383     12,330     3,673          -     17,386
Net cash used in investing
 activities                 (16,140)  (8,421)      (572)        -    (25,133) (157,858)  (392,940)      (65)         -   (550,863)
Net cash provided by (used
 in) financing activities    16,286   13,406     (5,664)        -     24,028   156,475    385,188    (3,602)         -    538,061
                           --------- -------    --------   -------    ------- ---------  ---------   -------     ------   --------
Net change in cash and
 cash equivalents              (402)       8          3         -       (391)        -      4,578         6          -      4,584
Cash and cash equivalents
 at beginning  of period        402        4          5         -        411         -         12         8          -         20
                           --------- -------    --------   -------    -------  --------  ---------   -------     ------   --------
Cash and cash equivalents
 at end of period          $      -       12          8         -         20         -      4,590        14          -      4,604
                           ========= =======    ========   =======    =======  ========  =========   =======     ======   ========

                            --------------------------------------------------
                                             January 2, 1999
                            --------------------------------------------------
                                                   Non-
                                     Guarantor  Guarantor
                                        Sub-       Sub-     Elimi-    Consoli-
Cash Flows                  Parent   sidiaries  sidiaries   nations    dated
-----------                 ------   ---------  ---------   -------   --------
Net cash provided by (used
 in) operating activities  $ 15,090    40,532     (1,012)        -       54,610
Net cash used in investing
 activities                 (93,964) (108,069)       (90)        -     (202,123)
Net cash provided by (used
 in) financing activities    78,874    68,501      1,095         -      148,470
                           --------- ---------  ---------   -------    ---------
Net change in cash and
 cash equivalents                 -       964         (7)        -          957
Cash and cash equivalents
 at beginning  of period          -     4,590         14         -        4,604
                           --------- ---------  ---------   -------    ---------
Cash and cash equivalents
 at end of period          $      -     5,554          7         -        5,561
                           ========= =========  =========   =======    =========


                                                                    Schedule II

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
        Years ended December 28, 1996, January 3, 1998 and January 2, 1999
                             (Dollars in thousands)



                                                              Additions            Deductions
                                                      -------------------------   ------------
                                        Balance at     Charged to     Charged                      Balance
                                        beginning      costs and      to other     Write-offs/     at end
Description                             of period      expenses       accounts    (recoveries)     period
------------------------------------    -----------   ------------   ----------   ------------    ---------
Allowance for doubtful accounts:

     Year ended December 28, 1996       $    2,768        11,092           (89)       11,296  (1)    2,475
                                        ===========   ============   ==========   ============    =========
     Year ended January 3, 1998         $    2,475        13,789        11,268 (2)    12,762  (1)   14,770
                                        ===========   ============   ==========   ============    =========
     Year ended January 2, 1999         $   14,770        26,764         6,570 (2)    26,987  (1)   21,117
                                        ===========   ============   ==========   ============    =========
Inventory reserves:

     Year ended December 28, 1996       $    2,525         2,130             -         1,370         3,285
                                        ===========   ============   ==========   ============    =========
     Year ended January 3, 1998         $    3,285         4,337         3,168 (2)     1,378         9,412
                                        ===========   ============   ==========   ============    =========
     Year ended January 2, 1999         $    9,412        11,034         2,908 (2)     8,039        15,315
                                        ===========   ============   ==========   ============    =========


(1)  Accounts written off, less recoveries.

(2)  Includes reserves for acquired companies as of the date of acquisition.























                                       S-1


                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 -------                         ----------------------

  2.1 Agreement and Plan of Merger, dated as of September 10, 1997, by and among Pillowtex Corporation, Pegasus Merger Sub, Inc., and Fieldcrest Cannon, Inc. (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus forming a part of Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-36663))

  2.2 Amendment to Agreement and Plan of Merger, dated as of September 23, 1997, by and among Pillowtex Corporation, Pegasus Merger Sub, Inc., and Fieldcrest Cannon, Inc. (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus forming a part of Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-36663))

  3.1 Restated Articles of Incorporation of Pillowtex Corporation, as amended (incorporated by reference to Exhibit 3.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

  3.2 Amended and Restated Bylaws of Pillowtex Corporation, as amended (incorporated by reference to Exhibit 3.2 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1994)

  4.1 Specimen of Certificate evidencing Common Stock (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1996)

  4.2 Specimen of Certificate evidencing Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

  4.3     Indenture, dated November 12, 1996 (incorporated by reference to
          Exhibit 4.1 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-17731))

  4.4 Indenture, dated as of December 18, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

  4.5 Supplemental Indenture, dated as of December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

  4.6 Second Supplemental Indenture, dated as of July 28, 1998, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.1 Amended and Restated Credit Agreement, dated as of December 19, 1997, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.2 First Amendment to Amended and Restated Credit Agreement, dated as of June 19, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Pillowtex Corporation's Quarterly Report on Form 10-Q dated July 4, 1998)

 10.3 Second Amendment to Amended and Restated Credit Agreement, dated as of July 28, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Quarterly Report on Form 10-Q dated July 4, 1998)

 10.4 + Third Amendment to Amended and Restated Credit Agreement, dated as of March 12, 1999, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent

 10.5 Term Credit Agreement, dated as of December 19, 1997, among Pillowtex Corporation, certain Lenders named herein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit
          10.2 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.6 First Amendment to Term Credit Agreement, dated as of June 19, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Pillowtex Corporation's Quarterly Report on Form 10-Q dated July 4, 1998)

 10.7 Second Amendment to Term Credit Agreement, dated as of July 28, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to Pillowtex Corporation's Quarterly Report on Form 10-Q dated July 4, 1998)

 10.8 Preferred Stock Purchase Agreement, dated as of September 10, 1997, by and among Pillowtex Corporation, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (UK) Partners III, L.P. (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Current Report on Form 8-K dated September 10, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.9 Amendment No. 1 to the Preferred Stock Purchase Agreement, dated as of November 21, 1997, by and among Pillowtex Corporation, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (UK) Partners III, L.P. (incorporated by reference to Exhibit
          10.1 to Pillowtex Corporation's Current Report on Form 8-K dated November 21, 1997)

 10.10 Purchase Agreement, dated December 15, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBanc Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.5 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.11 Purchase Agreement Supplement, dated December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.6 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.12 Registration Rights Agreement, dated as of December 18, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBanc Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.7 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.13 Registration Rights Agreement Supplement, dated as of December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit
          10.8 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.14 Registration Rights Agreement, dated as of November 12, 1996, by and among Pillowtex Corporation, each domestic subsidiary of Pillowtex Corporation, and NationsBanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to
          Exhibit 10.59 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-17731))

 10.15 Sublicense Agreement, dated as of July 1, 1998, between Pillowtex Corporation and the Ralph Lauren Home Collection (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.16 Lease Agreement, dated as of September 18, 1995, between Pillowtex Corporation and Sanwa Business Credit Corp. (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Quarterly Report on Form 10-Q, as amended, for the quarter ended September 30, 1995)

 10.17 Agreement of Lease, dated May 23, 1995, between Ten Seventy One Joint Venture and Pillowtex Corporation (incorporated by reference to Exhibit 10.66 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 1995)

 10.18 Lease, dated as of November 26, 1996, by and among Torfeaco Industries Limited and Standa Investment Limited (incorporated by reference to Exhibit 10.14 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.19 Indemnity Agreement, dated as of November 26, 1996, between Torfeaco Industries Limited and Standa Investment Limited (incorporated by reference to Exhibit 10.15 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.20 Industrial Lease, dated as of November 23, 1992, between Angel and Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.21 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.21 Second Amendment to Lease entered into in September 1997 between Angel and Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.17 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.22 Form of Lease, dated as of October 12, 1988, between Jimmie D. Smith, Jr. and Pillowtex Corporation (incorporated by reference to Exhibit
          10.23 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.23 Agreement for Modification and Extension of Lease between Jimmie D. Smith, Jr. and Pillowtex Corporation (incorporated by reference to
          Exhibit 10.19 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.24 Form of Equipment Leasing Agreement between BTM Financial & Leasing Corporation B-4 and Beacon Manufacturing Company, Manetta Home Fashions, Inc., and Tennessee Woolen Mills, Inc., dated as of June 14, 1996 (incorporated by reference to Exhibit 10 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

 10.25* Employment Agreement dated as of January 1, 1993, between Pillowtex Corporation and Charles M. Hansen, Jr. (incorporated by reference to
          Exhibit 10.2 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.26* Amendment to Employment Agreement, dated as of July 26, 1993, between Pillowtex Corporation and Charles M. Hansen, Jr. (incorporated by reference to Exhibit 10.26 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

 10.27* Amendment to Employment Agreement, dated as of January 20, 1998, between Pillowtex Corporation and Charles M. Hansen, Jr. (incorporated by reference to Exhibit 10.23 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.28* Form of Confidentiality and Noncompetition Agreement (incorporated by reference to Exhibit 10.27 to Pillowtex Corporation's Registration Statement on Form-S-1 (No. 33-57314))

 10.29* Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.36 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.30* Split Dollar Life Insurance Agreement between Pillowtex Corporation and Charles M. Hansen, Jr. dated July 26, 1993 (incorporated by reference to Exhibit 10.32 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

 10.31* Pillowtex Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Pillowtex Corporation's Proxy Statement for its Annual Meeting of Shareholders held on May 8, 1997)

 10.32* Form of Employment Agreement entered into between Pillowtex Management Services Company and each of Jeffrey D. Cordes, and Scott E. Shimizu (incorporated by reference to Exhibit 10.28 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.33*+ Form of Employment Agreement entered into between Pillowtex Management Services Company and Ronald M. Wehtje dated November 9, 1998

 10.34*+ Form of Employment Agreement entered into between Fieldcrest Cannon, Inc. and A. Allen Oakley, dated October 9, 1998

 10.35* Form of Employment Agreement dated as of January 1, 1998, between Pillowtex Management Services Company and Kevin M. Finlay (incorporated by reference to Exhibit 10.29 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.36* Pillowtex Corporation Supplemental Executive Retirement Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit
          10.1.44 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 33-36663) filed on September 29, 1997)

 10.37* Pillowtex Corporation Management Incentive Plan (incorporated by reference to Appendix B to Pillowtex Corporation's Proxy Statement for its Annual Meeting of Shareholders held on May 8, 1997)

 10.38* Pillowtex Corporation Deferred Compensation Plan, effective as of February 9, 1998 (incorporated by reference to Exhibit 10.32 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.39* Pillowtex Corporation Executive Medical Expense Reimbursement Plan, effective as of January 1, 1998 (incorporated by reference to Exhibit
          10.2 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.40 Indenture, dated as of March 15, 1987, relating to the 6% Convertible Subordinated Debentures Due 2012 (incorporated by reference to Exhibit
          4.9 to Fieldcrest Cannon, Inc.'s Registration Statement on Form S-3 (No. 33-12436))

 10.41 Yarn Purchase Agreement between Parkdale Mills, Incorporated and Fieldcrest Cannon, Inc. (incorporated by reference to Exhibit 10 to Fieldcrest Cannon, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

 21.1 +   List of Pillowtex Corporation's Principal Operating Subsidiaries

 23.1 +   Consent of KPMG LLP

 23.2 +   Consent of Deloitte & Touche LLP

 27   +   Financial Data Schedule

 99.1 + Consolidated Financial Statements of The Leshner Corporation as of and for the fiscal years ended September 30, 1995, September 28, 1996 and September 27, 1997

 99.2 + Consolidated Balance Sheets of The Leshner Corporation as of June 28, 1998 and June 29, 1997 and the Related Consolidated Statements of Operations and Earnings Retained in the Business and Cash Flows for the Nine-Month Periods ended June 28, 1998 and June 29, 1997

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+    Filed herewith electronically