Form 10-Q
period 1999-04-03
PILLOWTEX CORP
filed 1999-05-18
CIK 896265

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

 (Mark One)                        FORM 10-Q

   [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended April 3, 1999

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


                                Yes /X/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                   Outstanding at May 7, 1999

      Common Stock, $0.01 par value                 14,186,408

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        PILLOWTEX CORPORATION AND SUBSIDIARIES


     INDEX

Part I -  Financial Information                                        Page No.

Item 1.   Unaudited Interim Consolidated Financial Statements:

          Consolidated Balance Sheets as of
           January 2, 1999 and April 3, 1999                               3

          Consolidated Statements of Earnings for the three months
           ended April 4, 1998 and April 3, 1999                           4

          Consolidated Statements of Cash Flows for the three months
           ended April 4, 1998 and April 3, 1999                           5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  12

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                17

Signature                                                                 18

Index to Exhibits                                                         19

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          January 2, 1999 and April 3, 1999
                     (Dollars in thousands, except for par value)
                                     (Unaudited)

                                                            1998         1999
                        ASSETS                          -----------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .$    5,561   $   13,773
  Receivables:
   Trade, less allowances of $21,117 and $21,208 in
    1998 and 1999, respectively. . . . . . . . . . . . .   246,348      256,570
  Other. . . . . . . . . . . . . . . . . . . . . . . . .    13,124       10,992
  Inventories. . . . . . . . . . . . . . . . . . . . . .   434,281      481,444
  Assets held for sale . . . . . . . . . . . . . . . . .     4,058        4,620
  Prepaid expenses . . . . . . . . . . . . . . . . . . .     3,785        8,782
                                                        -----------  -----------
     Total current assets. . . . . . . . . . . . . . . .   707,157      776,181

Property, plant and equipment, less accum. depreciation
  of $98,737 and $110,197 in 1998 and 1999, respectively   629,205      630,956
Intangible assets, at cost less accumulated
  amortization of $11,866 and $13,790 in 1998
  and 1999, respectively . . . . . . . . . . . . . . . .   289,829      295,852
Other assets . . . . . . . . . . . . . . . . . . . . . .    27,963       26,136
                                                        -----------  -----------
                                                        $1,654,154   $1,729,125
                                                        ===========  ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .$  127,575    $ 137,873
  Accrued expenses . . . . . . . . . . . . . . . . . . .    96,250       93,877
  Deferred income taxes. . . . . . . . . . . . . . . . .    22,978       22,980
  Current portion of long-term debt. . . . . . . . . . .    12,421       14,496
  Income taxes payable . . . . . . . . . . . . . . . . .         -          814
                                                        -----------  -----------
     Total current liabilities . . . . . . . . . . . . .   259,224      270,040

Long-term debt, net of current portion . . . . . . . . .   944,493    1,011,838
Deferred income taxes. . . . . . . . . . . . . . . . . .    96,013       90,302
Noncurrent liabilities . . . . . . . . . . . . . . . . .    53,434       51,348
                                                        -----------  -----------
     Total liabilities . . . . . . . . . . . . . . . . . 1,353,164    1,423,528

Series A redeemable convertible preferred stock, $.01
  par value; 65,000 shares issued and outstanding. . . .    63,057       63,111
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized
    20,000,000 shares; only Series A issued. . . . . . .         -            -
  Common stock, $0.01 par value; authorized 30,000,000
    shares; 14,126,595 and 14,183,852 shares issued
    and outstanding in 1998 and 1999, respectively . . .       141          142
  Additional paid-in capital . . . . . . . . . . . . . .   155,811      157,025
  Retained earnings. . . . . . . . . . . . . . . . . . .    83,650       87,517
  Currency translation adjustment. . . . . . . . . . . .    (1,669)      (1,105)
  Deferred compensation. . . . . . . . . . . . . . . . .         -       (1,093)
                                                        -----------  -----------
     Total shareholders' equity  . . . . . . . . . . . .   237,933      242,486
                                                        -----------  -----------
                                                        $1,654,154   $1,729,125
                                                        ===========  ===========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                  Three Months Ended April 4, 1998 and April 3, 1999
                  (Amounts in thousands, except for per share data)
                                     (Unaudited)

                                                             1998        1999
                                                          ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .  $ 366,293   $ 368,508
Cost of goods sold . . . . . . . . . . . . . . . . . . .    304,751     312,294
                                                          ----------  ----------
     Gross profit. . . . . . . . . . . . . . . . . . . .     61,542      56,214

Selling, general and administrative expenses . . . . . .     33,731      28,136
Restructuring charge . . . . . . . . . . . . . . . . . .      1,539           -
                                                          ----------  ----------
     Earnings from operations. . . . . . . . . . . . . .     26,272      28,078

Interest expense . . . . . . . . . . . . . . . . . . . .     16,795      19,466
                                                          ----------  ----------
     Earnings before income taxes. . . . . . . . . . . .      9,477       8,612

Income taxes . . . . . . . . . . . . . . . . . . . . . .      3,839       3,359
                                                          ----------  ----------
     Net earnings. . . . . . . . . . . . . . . . . . . .      5,638       5,253

Preferred dividends and accretion. . . . . . . . . . . .        486         535
                                                          ----------  ----------
     Earnings available for common shareholders. . . . .  $   5,152   $   4,718
                                                          ==========  ==========


Basic earnings per common share. . . . . . . . . . . . .  $     .37   $     .33
                                                          ==========  ==========
Weighted average common shares outstanding - basic . . .     13,999      14,148
                                                          ==========  ==========


Diluted earnings per common share. . . . . . . . . . . .  $     .33   $     .31
                                                          ==========  ==========
Weighted average common shares outstanding - diluted . .     16,974      16,937
                                                          ==========  ==========

Dividends declared per common share. . . . . . . . . . .  $     .06   $     .06
                                                          ==========  ==========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended April 4, 1998 and April 3, 1999
                                (Dollars in thousands)
                                     (Unaudited)

                                                             1998        1999
                                                          ----------  ----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . .$   5,638   $   5,253
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
     Depreciation and amortization . . . . . . . . . . . .   13,970      13,627
     Deferred income taxes . . . . . . . . . . . . . . . .    8,193        (195)
     Accretion on debt instruments . . . . . . . . . . . .      438         317
     Provision for doubtful accounts . . . . . . . . . . .      414         140
     Amortization of deferred compensation . . . . . . . .        -          99
     Gain on disposal of property, plant and equipment . .      (12)          -
     Changes in operating assets and liabilities:
        Trade receivables. . . . . . . . . . . . . . . . .  (15,324)    (10,499)
        Inventories. . . . . . . . . . . . . . . . . . . .  (25,290)    (46,901)
        Accounts payable . . . . . . . . . . . . . . . . .      248      40,424
        Accrued expenses . . . . . . . . . . . . . . . . .    8,383      (2,229)
        Other assets and liabilities . . . . . . . . . . .   (6,716)       (330)
                                                          ----------  ----------
           Net cash used in operating activities . . . . .  (10,058)       (294)
                                                          ----------  ----------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment. . .   11,715          77
  Purchases of property, plant and equipment . . . . . . .  (22,591)    (27,996)
  Proceeds from disposal of assets held for sale . . . . .   24,627           -
  Payments for businesses purchased. . . . . . . . . . . .  (19,747)        (59)
                                                          ----------  ----------
           Net cash used in investing activities . . . . .   (5,996)    (27,978)
                                                          ----------  ----------
Cash flows from financing activities:
  Decrease in checks not yet presented for payment . . . .  (14,749)    (30,167)
  Borrowings on revolving credit loans . . . . . . . . . .  125,600     142,800
  Repayments of revolving credit loans . . . . . . . . . .  (95,000)    (70,600)
  Retirement of long-term debt . . . . . . . . . . . . . .   (1,985)     (4,189)
  Payments of debt issuance costs. . . . . . . . . . . . .        -         (38)
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (910)     (1,332)
  Proceeds from exercise of stock options. . . . . . . . .    1,026          10
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .     (133)          -
                                                          ----------  ----------
           Net cash provided by financing activities . . .   13,849      36,484
                                                          ----------  ----------

Net change in cash and cash equivalents. . . . . . . . . .   (2,205)      8,212
Cash and cash equivalents at beginning of period . . . . .    4,604       5,561
                                                          ----------  ----------
Cash and cash equivalents at end of period . . . . . . . .$   2,399   $  13,773
                                                          ==========  ==========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . .$  10,765   $  13,540
                                                          ==========  ==========
    Income taxes . . . . . . . . . . . . . . . . . . . . .$  (7,245)  $  (2,160)
                                                          ==========  ==========

             See accompanying notes to consolidated financial statements.

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Tables in thousands)
                                     (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Pillowtex Corporation, which is referred to in this report as "Parent," and its subsidiaries, which are collectively with Parent, referred to in this report as the "Company," include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 1999 for the fiscal year ended January 2, 1999.

     The three month period ended April 3, 1999 includes the results of The Leshner Corporation ("Leshner") which was acquired on July 28, 1998. Certain reclassifications have been made to conform prior year financial statements to the current period classifications.

     The Company is organized by functional responsibilities and operates as a single segment.

(2)  Comprehensive Income

     Comprehensive income consists of net earnings and foreign currency translation adjustments and aggregates $5.6 million and $5.8 million for the three month periods ended April 4, 1998 and April 3, 1999, respectively.

(3)  Inventories

     Inventories consisted of the following at January 2, 1999 and April 3, 1999:

                                        1998        1999
                                      --------    --------
               Finished goods         $218,439    $226,724
               Work-in-process         134,428     151,522
               Raw materials            58,306      71,009
               Supplies                 23,108      32,189
                                      --------    --------
                                      $434,281    $481,444
                                      ========    ========

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Tables in thousands)
                                     (Unaudited)



(4)  Earnings Per Share

     The following table reconciles the numerators and denominators of basic and diluted earnings per share for the three month periods ended
     April 4, 1998 and April 3, 1999. Options to purchase 697,000 shares of common stock at prices ranging from $22.00 to $44.38 per share were outstanding during the three month period ended April 3, 1999, but were not included in the computation of diluted earnings per share because inclusion would have been antidilutive for the period. Additionally, 683,000 and 633,000 potentially dilutive shares relating to the 6% convertible debentures as of April 4, 1998 and April 3, 1999, respectively, were also not included because inclusion would have been antidilutive for each period.

                                                            Three Months Ended     Three Months Ended
                                                               April 4, 1998          April 3, 1999
                                                            ------------------     ------------------
                                                            Earnings    Shares     Earnings    Shares
                                                            --------    ------     --------    ------
     Basic - earnings available for common shareholders     $  5,152    13,999     $  4,718    14,148
     Effect of dilutive securities:
        Stock options                                              -       246            -        81
        Convertible preferred stock                              486     2,729          535     2,708
                                                            --------    ------     --------    ------
     Diluted - earnings available for common shareholders   $  5,638    16,974     $  5,253    16,937
                                                            ========    ======     ========    ======

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Supplemental Condensed Consolidating Financial Information

     The following table presents condensed consolidating financial information for the Company, segregating the Parent and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Parent and the guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not provide relevant material additional information.

                                                                       January 2, 1999
                                           ------------------------------------------------------------------------
                                                                             Non-
                                                           Guarantor      Guarantor
Financial Position                            Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------                         ------------   ------------   ------------   ------------   ------------
Assets:
-------
Trade receivables                          $         -    $   240,909    $     5,439    $         -    $   246,348
Receivable from affiliates                     746,839              -              -       (746,839)             -
Inventories                                          -        424,563          9,718              -        434,281
Other current assets                                 -         25,946            582              -         26,528
                                           ------------   ------------   ------------   ------------   ------------
     Total current assets                      746,839        691,418         15,739       (746,839)       707,157

Property, plant and equipment, net                 565        627,114          1,526              -        629,205
Intangibles, net                                19,102        268,478          2,249              -        289,829
Other assets                                   382,558         17,898              -       (372,493)        27,963
                                           ------------   ------------   ------------   ------------   ------------
     Total assets                          $ 1,149,064    $ 1,604,908    $    19,514    $(1,119,332)   $ 1,654,154
                                           ============   ============   ============   ============   ============

Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued liabilities   $     6,425    $   212,823    $     4,577    $         -    $   223,825
Payables to affiliates                               -        744,000          2,839       (746,839)             -
Other current liabilities                        8,318         27,002             79              -         35,399
                                           ------------   ------------   ------------   ------------   ------------
     Total current liabilities                  14,743        983,825          7,495       (746,839)       259,224

Noncurrent liabilities                         833,331        260,082            527              -      1,093,940
                                           ------------   ------------   ------------   ------------   ------------
     Total liabilities                         848,074      1,243,907          8,022       (746,839)     1,353,164

Redeemable convertible preferred stock          63,057              -              -              -         63,057

Shareholders' equity                           237,933        361,001         11,492       (372,493)       237,933
                                           ------------   ------------   ------------   ------------   ------------
     Total liabilities and
       shareholders' equity                $ 1,149,064    $ 1,604,908    $    19,514    $(1,119,332)   $ 1,654,154
                                           ============   ============   ============   ============   ============

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Supplemental Condensed Consolidating Financial Information (Continued)


                                                                         April 3, 1999
                                           ------------------------------------------------------------------------
                                                                             Non-
                                                           Guarantor      Guarantor
Financial Position                            Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------                         ------------   ------------   ------------   ------------   ------------
Assets:
-------
Trade receivables                          $         -    $   252,255    $     4,315    $         -    $   256,570
Receivable from affiliates                     750,612              -              -       (750,612)             -
Inventories                                          -        466,845         14,599              -        481,444
Other current assets                                 -         36,738          1,429              -         38,167
                                           ------------   ------------   ------------   ------------   ------------
     Total current assets                      750,612        755,838         20,343       (750,612)       776,181

Property, plant and equipment, net                 548        628,925          1,483              -        630,956
Intangibles, net                                18,394        275,174          2,284              -        295,852
Other assets                                   462,261         16,311              -       (452,436)        26,136
                                           ------------   ------------   ------------   ------------   ------------
     Total assets                          $ 1,231,815    $ 1,676,248    $    24,110    $(1,203,048)   $ 1,729,125
                                           ============   ============   ============   ============   ============

Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued liabilities   $    14,155    $   213,282    $     4,313    $         -    $   231,750
Payables to affiliates                               -        744,000          6,612       (750,612)             -
Other current liabilities                       11,171         27,038             81              -         38,290
                                           ------------   ------------   ------------   ------------   ------------
     Total current liabilities                  25,326        984,320         11,006       (750,612)       270,040

Noncurrent liabilities                         900,892        252,071            525              -      1,153,488
                                           ------------   ------------   ------------   ------------   ------------
     Total liabilities                         926,218      1,236,391         11,531       (750,612)     1,423,528

Redeemable convertible preferred stock          63,111              -              -              -         63,111

Shareholders' equity                           242,486        439,857         12,579       (452,436)       242,486
                                           ------------   ------------   ------------   ------------   ------------
     Total liabilities and
       shareholders' equity                $ 1,231,815    $ 1,676,248    $    24,110    $(1,203,048)   $ 1,729,125
                                           ============   ============   ============   ============   ============

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                Three Months Ended April 4, 1998
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   360,760    $     6,184    $      (651)   $   366,293
Cost of goods sold                                    -        299,820          5,582           (651)       304,751
                                            ------------   ------------   ------------   ------------   ------------
   Gross profit                                       -         60,940            602              -         61,542

Selling, general and administrative                (201)        33,542            390              -         33,731
Restructuring charges                                 -          1,539              -              -          1,539
                                            ------------   ------------   ------------   ------------   ------------
   Earnings from operations                         201         25,859            212              -         26,272

Equity in earnings of subsidiaries                4,772              -              -         (4,772)             -
Interest expense (income)                        (1,132)        17,928             (1)             -         16,795
                                            ------------   ------------   ------------   ------------   ------------
     Earnings before income taxes                 6,105          7,931            213         (4,772)         9,477

Income taxes                                        467          3,357             15              -          3,839
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings                                 5,638          4,574            198         (4,772)         5,638

Preferred dividends                                 486              -              -              -            486
                                            ------------   ------------   ------------   ------------   ------------
     Earnings available for common
     shareholders                           $     5,152    $     4,574    $       198    $    (4,772)   $     5,152
                                            ============   ============   ============   ============   ============


                                                                Three Months Ended April 3, 1999
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   362,664    $     6,825    $      (981)   $   368,508
Cost of goods sold                                    -        307,228          6,047           (981)       312,294
                                            ------------   ------------   ------------   ------------   ------------
   Gross profit                                       -         55,436            778              -         56,214

Selling, general and administrative              (1,042)        28,980            198              -         28,136
                                            ------------   ------------   ------------   ------------   ------------
   Earnings from operations                       1,042         26,456            580              -         28,078

Equity in earnings of subsidiaries                4,039              -              -         (4,039)             -
Interest expense (income)                          (826)        20,303            (11)             -         19,466
                                            ------------   ------------   ------------   ------------   ------------
     Earnings before income taxes                 5,907          6,153            591         (4,039)         8,612

Income taxes                                        654          2,637             68              -          3,359
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings                                 5,253          3,516            523         (4,039)         5,253

Preferred dividends                                 535              -              -              -            535
                                            ------------   ------------   ------------   ------------   ------------
     Earnings available for common
     shareholders                           $     4,718    $     3,516    $       523    $    (4,039)   $     4,718
                                            ============   ============   ============   ============   ============

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Supplemental Condensed Consolidating Financial Information (Continued)


                                                                      Three Months Ended April 4, 1998
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor      Guarantor
Cash Flows                                           Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
----------                                        ------------   ------------   ------------   ------------   ------------
Cash provided by (used in) operating activities   $    20,455    $   (31,235)   $       722    $         -    $   (10,058)

Cash provided by (used in) investing activities       (19,747)        13,785            (34)             -         (5,996)

Cash provided by (used in) financing activities          (708)        15,245           (688)             -         13,849
                                                  ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents                     -         (2,205)             -              -         (2,205)

Cash and cash equivalents at beginning of period            -          4,590             14              -          4,604
                                                  ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period        $         -    $     2,385    $        14    $         -    $     2,399
                                                  ============   ============   ============   ============   ============


                                                                      Three Months Ended April 3, 1999
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor      Guarantor
Cash Flows                                           Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
----------                                        ------------   ------------   ------------   ------------   ------------
Cash provided by (used in) operating activities   $    16,304    $   (13,573)   $    (3,025)   $         -    $      (294)

Cash provided by (used in) investing activities            18        (27,967)           (29)             -        (27,978)

Cash provided by (used in) financing activities       (16,322)        48,871          3,935              -         36,484
                                                  ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents                     -          7,331            881              -          8,212

Cash and cash equivalents at beginning of period            -          5,554              7              -          5,561
                                                  ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period        $         -    $    12,885    $       888    $         -    $    13,773
                                                  ============   ============   ============   ============   ============


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 1999.

RESULTS OF OPERATIONS

NET SALES. Net sales were $368.5 million for the three months ended April 3, 1999, representing an increase of $2.2 million, as compared to $366.3 million for the three months ended April 4, 1998. Net sales of blankets and sheets for the first quarter of 1999 were negatively affected by inefficiencies experienced in connection with the installation of new production and warehousing computer systems at some of the Company's sheet and blanket plants during the quarter. As a result of these inefficiencies, the Company experienced reduced sales through unshipped orders. The declines in net sales resulting from these inefficiencies were offset by the addition of Leshner's net sales. Leshner was acquired in July 1998 and accordingly, its net sales were not included in the first quarter of 1998.

GROSS PROFIT. Gross profit margins decreased to 15.3% for the three months ended April 3, 1999 from 16.8% for the three months ended April 4, 1998. The decline in gross profit margin is primarily due to higher costs and unabsorbed overhead expenses associated with the system installations and new product rollouts during the quarter, and the closure of our facility in Opelika, Alabama completed in March 1999.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses decreased $5.6 million to $28.1 million for the three months ended April 3, 1999, compared to $33.7 million for the three months ended April 4, 1998. As a percentage of net sales, SG&A expenses declined to 7.6% for the three months ended April 3, 1999 from 9.2% for the three months ended April 4, 1998. The decline in SG&A expenses, both in dollars and as a percent of net sales, is primarily attributable to lower costs of operating the legacy systems and lower professional fees in 1999 as compared to 1998, which was negatively impacted due to the settlement of a lawsuit.

RESTRUCTURING CHARGE. The $1.5 million restructuring charge for the three month period ended April 4, 1998 was related to severance and other employee-related costs associated with the consolidation of blanket production into facilities in Swannanoa, North Carolina and Westminster, South Carolina.

INTEREST EXPENSE. Interest expense increased $2.7 million to $19.5 million for the three months ended April 3, 1999, compared to $16.8 million for the three months ended April 4, 1998. The increase is primarily due to the additional debt incurred as a result of the Leshner acquisition and higher working capital requirements. Average interest rates for the three month period ended
April 3, 1999 declined to 8.0% from 8.5% for the period ended April 4, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its principal sources of liquidity will be funds from its operations and funds available under its revolving credit facilities.
As of April 3, 1999, the outstanding principal balance under the Company's
$350.0 million secured revolving credit facility was $255.0 million, with $41.6 million committed to outstanding letters of credit and $31.8 million committed for future potential payments on the 6% convertible debentures (which amount is equal to 50% of the cash that would have been payable if all of those debentures were converted on that date). As of April 3, 1999, the Company had $21.6 million of availability under its revolving credit facility. The debt outstanding under the revolving credit facility as of April 3, 1999 was $72.2 million higher than at January 2, 1999. This increase was due primarily to short term buildups in inventory to assure product supply during the production and warehousing system implementations at several plants, to ensure adequate stock for new product rollouts scheduled for the second quarter, and to accelerate certain capital projects. The Company expects to reduce borrowings for working capital for the rest of 1999 primarily by reducing inventory;
however, the Company can give no assurance that it will be able to reduce inventory as planned. The Company expects a reduction in the manufacturing inefficiencies and shipping problems experienced with the system installations;
however, no assurance can be given that the Company will not experience additional difficulties in connection with the installation of these computer systems.


As permitted under the terms of the Company's secured revolving credit facility, in May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility in order to assure adequate working capital availability and continue the current capital expenditure initiatives. The unsecured facility is guaranteed on a senior basis by the Company's domestic subsidiaries. The Company is required to pay interest on any amounts borrowed under the senior unsecured facility at a rate which is based upon the London
Interbank Offered Rate plus 4.0% or the prime rate plus 2.5% at the Company's option. The senior unsecured facility matures upon termination by the Company at any time or otherwise generally at the earliest to occur of: a) any increase in the commitment under the secured facility or the Company's existing term loans, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or b) August 2, 1999.

Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the revolving credit facilities, will be adequate to meet its anticipated cash requirements in the foreseeable future.

As of May 14, 1999, the Company's total long-term debt (including the current portion) was $1,042.3 million. As of that date, no borrowings were outstanding under the senior unsecured revolving credit facility.

Instruments governing the Company's debt, including its secured revolving credit facility, require it to maintain specified financial ratios and satisfy financial condition tests. Among other things, the senior secured credit facilities establish a maximum leverage ratio - the ratio of total debt to EBITDA (as defined) for four consecutive fiscal quarters - that the Company may have as of the end of any fiscal quarter. The maximum leverage ratio under this facility is currently 5.25-to-one and declines first to 4.75-to-one commencing with the last fiscal quarter of the 1999 fiscal year and thereafter to 4.25-to-one commencing with the last fiscal quarter of fiscal year 2000. At
April 3, 1999, the Company's leverage ratio was 5.12-to-one, based on total debt of $1,026.3 million and EBITDA for the four consecutive fiscal quarters ending April 3, 1999 of $200.4 million (which amount includes $2.4 million of Leshner's pre-acquisition EBITDA as permitted under the secured revolving credit facility). As of April 3, 1999, the Company was in compliance with the specified financial ratios and financial condition tests, including the maximum leverage ratio, imposed on it under its debt instruments; however, the Company can make no assurance that it will be able to maintain that compliance.

The Company periodically enters into interest rate swap agreements to minimize the risk of fluctuations in interest rates. As of January 2, 1999 and April 3, 1999, the Company had swap agreements covering approximately $345.0 million of notional amounts exchanging floating rates for fixed rates. The weighted average fixed and floating rates were 4.7% and 5.3%, respectively, at January 2, 1999 and 4.7% and 5.0%, respectively, at April 3, 1999. The fair value of the swaps at January 2, 1999 and April 3, 1999 was $2.1 million and $2.4 million, respectively. The fair values were in favor of the Company.

On March 31, 1999, the Company paid a cash dividend of $.06 per share to its common shareholders of record as of March 12, 1999. Additionally, the Company paid preferred dividends in cash in the amount of $481,000 during the first quarter of 1999.

Dividends currently accrue on the preferred stock at a rate of 3% per annum and are currently payable in cash or in-kind at the Company's option. To date, the Company has elected to pay such dividends in cash on a quarterly basis.
Beginning January 1, 2000, the preferred stock dividend rate may increase depending on the Company's diluted earnings per share, calculated on a pro forma basis as provided in the preferred stock terms, for the fiscal year ending January 1, 2000. The following table indicates the dividend rate that will result at January 1, 2000 based on 1999 pro forma earnings per share:

                                               Applicable Dividend
                                                     Rate at
    1999 Pro Forma Earnings Per Share            January 1, 2000
    ---------------------------------          -------------------
    $2.70 or greater                             3.0% per annum

    $2.35 to$2.69                                7.0% per annum

    $2.34 or less                               10.0% per annum

In addition, if the Company's 1999 pro forma earnings per share are below $2.70, the Company will be obligated to pay a one-time cumulative dividend in shares of the preferred stock in an amount equal to approximately 2,669 shares. This one-time dividend increases to approximately 10,135 shares if the Company's 1999 pro forma earnings per share are below $2.35. The Company's diluted earnings per share were $0.31 for the first quarter of 1999. The Company cannot assure you that the 1999 pro forma earnings per share will be $2.70 or greater.

NEW ACCOUNTING STANDARDS

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

YEAR 2000 CONSIDERATIONS

GENERAL

Many existing computer programs use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create incorrect results by or at the Year 2000. This could disrupt the Company's operations and those of its suppliers and customers. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

PILLOWTEX'S READINESS

SYSTEMS REPLACEMENT PROJECT. In 1995, the Company began a project to improve its access to business information through common integrated computing and reporting systems. In 1996, before the Company acquired Fieldcrest Cannon, Fieldcrest Cannon had begun a similar project. Each of the Company and Fieldcrest Cannon had decided to use systems using software applications primarily developed by Oracle Corporation. These applications replace many of the accounting, reporting, and manufacturing systems that are, or previously had been, used at the Company and Fieldcrest Cannon. Also, the Company and Fieldcrest Cannon have identified certain other payroll, manufacturing and warehousing systems to be replaced with software applications from other vendors. The Company believes that the software applications purchased for these projects are Year 2000 compliant.

The Company's system replacement project is expected to be completed toward the end of 1999. The Company previously estimated that it would complete its project in June 1999. This date has been extended due to recent acquisitions and software customizations which have broadened the original scope of the project. Over 95% of the Oracle software development is complete. The financial application was substantially completed in October 1998. The Company's payroll conversion was completed during early 1999. The development and implementation of the manufacturing and warehousing applications requires unique customization to meet the specific needs of each plant and is expected to continue into the third quarter of 1999.

YEAR 2000 PLAN. The Company has developed a specific plan to help ensure that the Company is not negatively affected by Year 2000 problems. The plan is divided into the following components:

     (1)  Information Technology Systems;

     (2)  Information Technology Infrastructure;

     (3)  Process Control and Instrumentation; and

     (4)  third party suppliers and customers.

     Each component includes the following six general phases:

     (1)  inventory Year 2000 items;

     (2)  assign priorities to identified items;

     (3)  assess the impact of items determined not to be Year 2000 compliant;

     (4) convert or replace material items that are determined not to be Year 2000 compliant;

     (5)  test material items; and

     (6) design and implement contingency and business continuation plans for each location.

The Company hired a consultant in 1999 to review the Company's Year 2000 plan and suggest improvements. The Company will receive feedback during the second quarter of 1999. The Company has identified the most important issues as the safety of individuals, safety of property and the environment, and the Company's ability to manufacture and ship its products.

The inventory and priority assessment phases were completed with respect to each component of the Year 2000 plan in May 1998. The remainder of the Year 2000 plan is ongoing, the majority of which will be completed during the third quarter of 1999. However, the Company will continue to monitor, review, and perform testing in each phase through the end of 1999.

INFORMATION TECHNOLOGY SYSTEMS. Information Technology Systems include mostly applications software. The Company is remediating its applications software mostly through its systems replacement project. Other non-compliant applications software is being converted internally through custom programming or will be replaced by the software supplier. The conversion phase of Information Technology Systems will be completed during the third quarter of 1999. The testing of converted software is ongoing and will continue through the end of 1999. Vendor software replacements and upgrades are scheduled to be completed by June 1999 for the majority of the plant conversions. However, certain vendor software upgrades will not be complete until the third quarter of 1999. The testing of converted software will be conducted as the software is replaced and will continue through the end of the year. Contingency planning with respect to Information Technology Systems is ongoing, but the high level planning is expected to be completed during the second quarter of 1999. Detailed refinement of these plans will continue into the third and fourth quarters, as other system conversions are completed.

INFORMATION TECHNOLOGY INFRASTRUCTURE. Information Technology Infrastructure includes hardware and systems software other than applications software. The Year 2000 plan for Information Technology Infrastructure is on schedule. Approximately 90% of the changes to Information Technology infrastructure were complete by April 3, 1999. This component is expected to be significantly complete during the third quarter of 1999. The testing phase will continue as the Information Technology Infrastructure is remediated, upgraded, or replaced. Contingency planning with respect to Information Technology Infrastructure is ongoing. Development and enhancement will continue through the end of the year.

PROCESS CONTROL AND INSTRUMENTATION. The Process Control and Instrumentation component involves the hardware, software, and associated embedded computer chips that are used in the operation of the Company's facilities. The
Year 2000 plan with respect to this component is in place. Approximately 80% of the Process Control and Instrumentation vendors have responded to questionnaires indicating their equipment is Year 2000 compliant, and 20% have reported non-compliance. The non-compliant systems have been or will be remediated. However, the Company is still assessing the needs of its newly acquired facilities and expects to complete this assessment during the third quarter of 1999. Contingency planning with respect to this component is ongoing and will be based on the results of tests expected to be completed by the end of the third quarter of 1999.

THIRD PARTY SUPPLIERS AND CUSTOMERS.  The third party component of the
Year 2000 plan involves identifying and prioritizing critical business partners at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 issue. Detailed evaluations of the most important third parties have been started. The Company is developing contingency plans based upon these evaluations. Contingency planning will continue with the Company's business partners throughout 1999. The Company believes the development and implementation of this component of the Year 2000 plan is on schedule as of April 3, 1999.

COSTS TO ADDRESS THE BUSINESS SYSTEM REPLACEMENTS AND YEAR 2000

As of April 3, 1999, the Company had spent $65.0 million on the systems replacement project. A portion of these costs relate to expenditures made prior to the acquisition of Fieldcrest Cannon. The Company estimates that it will need to spend $16.0 million in 1999 to complete the systems replacement project. Expenses to complete remediation are not expected to significantly impact the Company's results of operations or financial position. The Company believes that it will have sufficient operating cash flows for any remaining costs related to the systems replacement project and the Year 2000 plan. The Company does not expect that these costs will affect its liquidity or financial condition; however, the Company can make no assurance that the actual costs will not exceed those estimated above or that it will have available liquidity to fund any such additional costs.

RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES

The Company's failure to resolve Year 2000 issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties, upon whom the Company's business relies, to timely remediate their Year 2000 issues could result in disruption of the Company's supply of materials and parts, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes the Year 2000 Plan will adequately address the Company's internal Year 2000 issues, until the Company receives responses from all significant business partners, the overall risks associated with the Year 2000 issue remain difficult to accurately assess and quantify. Therefore, the Company cannot assure you that the Year 2000 issue will not have a material adverse effect on the Company and its operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This filing contains certain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. Because such forward-looking statements are subject to various risks and uncertainties, results may differ materially from those expressed in or implied by such statements. Many of the factors that will determine these results are beyond the Company's ability to control or predict. Factors which could affect the Company's future results and could cause results to differ materially from those expressed in or implied by such forward-looking statements are discussed under the caption "Cautionary Statement Regarding Forward-Looking Statements" in the Company's Annual Report on Form 10-K for its fiscal year ended January 2, 1999.

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



(REGISTRANT)                  PILLOWTEX CORPORATION
BY (SIGNATURE)                /s/ Ronald M. Wehtje
(NAME AND TITLE)              Ronald M. Wehtje
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)
(DATE)                        May 18, 1999

                                  INDEX TO EXHIBITS



Exhibit                                                   Method of Filing
-------                                            -----------------------------
 27.1   Financial Data Schedule. . . . . . . . . . Filed herewith electronically
