Form 10-Q
period 1999-07-03
PILLOWTEX CORP
filed 1999-08-16
CIK 896265

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

                   For the quarterly period ended July 3, 1999

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


                                Yes /X/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                   Outstanding at August 9, 1999

      Common Stock, $0.01 par value                 14,183,981

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        PILLOWTEX CORPORATION AND SUBSIDIARIES


     INDEX

Part I -  Financial Information                                        Page No.

Item 1.   Unaudited Interim Consolidated Financial Statements:

          Consolidated Balance Sheets as of
           January 2, 1999 and July 3, 1999                               3

          Consolidated Statements of Earnings for the three months
           ended July 4, 1998 and July 3, 1999                            4

          Consolidated Statements of Earnings for the six months
           ended July 4, 1998 and July 3, 1999                            5

          Consolidated Statements of Cash Flows for the six months
           ended July 4, 1998 and July 3, 1999                            6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 14

Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders            19

Item 6.   Exhibits and Reports on Form 8-K                               20

Signature                                                                21

Index to Exhibits                                                        22

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          January 2, 1999 and July 3, 1999
                     (Dollars in thousands, except for par value)
                                     (Unaudited)

                                                            1998         1999
                        ASSETS                          -----------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .$    5,561   $    9,032
  Receivables:
   Trade, less allowances of $21,117 and $22,387 in
    1998 and 1999, respectively. . . . . . . . . . . . .   246,348      264,082
  Other. . . . . . . . . . . . . . . . . . . . . . . . .    13,124       10,945
  Inventories. . . . . . . . . . . . . . . . . . . . . .   434,281      509,246
  Assets held for sale . . . . . . . . . . . . . . . . .     4,058        4,678
  Prepaid expenses . . . . . . . . . . . . . . . . . . .     3,785        6,903
                                                        -----------  -----------
     Total current assets. . . . . . . . . . . . . . . .   707,157      804,886

Property, plant and equipment, less accum. depreciation
  of $98,737 and $121,847 in 1998 and 1999, respectively   629,205      640,402
Intangible assets, at cost less accumulated
  amortization of $11,866 and $15,697 in 1998
  and 1999, respectively . . . . . . . . . . . . . . . .   289,829      293,828
Other assets . . . . . . . . . . . . . . . . . . . . . .    27,963       27,028
                                                        -----------  -----------
                                                        $1,654,154   $1,766,144
                                                        ===========  ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .$  127,575    $ 173,588
  Accrued expenses . . . . . . . . . . . . . . . . . . .    96,250       78,563
  Deferred income taxes. . . . . . . . . . . . . . . . .    22,978       25,320
  Current portion of long-term debt. . . . . . . . . . .    12,421       16,926
  Income taxes payable . . . . . . . . . . . . . . . . .         -          924
                                                        -----------  -----------
     Total current liabilities . . . . . . . . . . . . .   259,224      295,321

Long-term debt, net of current portion . . . . . . . . .   944,493    1,019,396
Deferred income taxes. . . . . . . . . . . . . . . . . .    96,013       90,133
Noncurrent liabilities . . . . . . . . . . . . . . . . .    53,434       50,523
                                                        -----------  -----------
     Total liabilities . . . . . . . . . . . . . . . . . 1,353,164    1,455,373

Series A redeemable convertible preferred stock, $.01
  par value; 65,000 shares issued and outstanding. . . .    63,057       63,165
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized
    20,000,000 shares; only Series A issued. . . . . . .         -            -
  Common stock, $0.01 par value; authorized 55,000,000
    shares; 14,126,595 and 14,184,630 shares issued
    and outstanding in 1998 and 1999, respectively . . .       141          142
  Additional paid-in capital . . . . . . . . . . . . . .   155,811      157,067
  Retained earnings. . . . . . . . . . . . . . . . . . .    83,650       92,899
  Currency translation adjustment. . . . . . . . . . . .    (1,669)      (1,547)
  Deferred compensation. . . . . . . . . . . . . . . . .         -         (955)
                                                        -----------  -----------
     Total shareholders' equity  . . . . . . . . . . . .   237,933      247,606
                                                        -----------  -----------
                                                        $1,654,154   $1,766,144
                                                        ===========  ===========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                  Three Months Ended July 4, 1998 and July 3, 1999
                  (Amounts in thousands, except for per share data)
                                     (Unaudited)

                                                             1998        1999
                                                          ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .  $ 332,046   $ 362,468
Cost of goods sold . . . . . . . . . . . . . . . . . . .    275,329     300,908
                                                          ----------  ----------
     Gross profit. . . . . . . . . . . . . . . . . . . .     56,717      61,560

Selling, general and administrative expenses . . . . . .     28,153      31,103
                                                          ----------  ----------
     Earnings from operations. . . . . . . . . . . . . .     28,564      30,457

Interest expense . . . . . . . . . . . . . . . . . . . .     17,003      19,735
                                                          ----------  ----------
     Earnings before income taxes. . . . . . . . . . . .     11,561      10,722

Income taxes . . . . . . . . . . . . . . . . . . . . . .      4,469       3,949
                                                          ----------  ----------
     Net earnings. . . . . . . . . . . . . . . . . . . .      7,092       6,773

Preferred dividends and accretion. . . . . . . . . . . .        541         540
                                                          ----------  ----------
     Earnings available for common shareholders. . . . .  $   6,551   $   6,233
                                                          ==========  ==========


Basic earnings per common share. . . . . . . . . . . . .  $     .47   $     .44
                                                          ==========  ==========
Weighted average common shares outstanding - basic . . .     14,083      14,186
                                                          ==========  ==========


Diluted earnings per common share. . . . . . . . . . . .  $     .42   $     .40
                                                          ==========  ==========
Weighted average common shares outstanding - diluted . .     17,088      16,914
                                                          ==========  ==========

Dividends declared per common share. . . . . . . . . . .  $     .06   $     .06
                                                          ==========  ==========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                   Six Months Ended July 4, 1998 and July 3, 1999
                  (Amounts in thousands, except for per share data)
                                     (Unaudited)

                                                             1998        1999
                                                          ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .  $ 698,421   $ 730,975
Cost of goods sold . . . . . . . . . . . . . . . . . . .    580,165     613,201
                                                          ----------  ----------
     Gross profit. . . . . . . . . . . . . . . . . . . .    118,256     117,774

Selling, general and administrative expenses . . . . . .     61,884      59,239
Restructuring charge . . . . . . . . . . . . . . . . . .      1,539           -
                                                          ----------  ----------
     Earnings from operations. . . . . . . . . . . . . .     54,833      58,535

Interest expense . . . . . . . . . . . . . . . . . . . .     33,798      39,200
                                                          ----------  ----------
     Earnings before income taxes. . . . . . . . . . . .     21,035      19,335

Income taxes . . . . . . . . . . . . . . . . . . . . . .      8,308       7,309
                                                          ----------  ----------
     Net earnings. . . . . . . . . . . . . . . . . . . .     12,727      12,026

Preferred dividends and accretion. . . . . . . . . . . .      1,027       1,075
                                                          ----------  ----------
     Earnings available for common shareholders. . . . .  $  11,700   $  10,951
                                                          ==========  ==========


Basic earnings per common share. . . . . . . . . . . . .  $     .83   $     .77
                                                          ==========  ==========
Weighted average common shares outstanding - basic . . .     14,041      14,167
                                                          ==========  ==========


Diluted earnings per common share. . . . . . . . . . . .  $     .75   $     .71
                                                          ==========  ==========
Weighted average common shares outstanding - diluted . .     17,021      16,925
                                                          ==========  ==========

Dividends declared per common share. . . . . . . . . . .  $     .12   $     .12
                                                          ==========  ==========

             See accompanying notes to consolidated financial statements.

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended July 4, 1998 and July 3, 1999
                                (Dollars in thousands)
                                     (Unaudited)

                                                             1998        1999
                                                          ----------  ----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . .$  12,727   $  12,026
  Adjustments to reconcile net earnings to net cash
   used in operating activities:
     Depreciation and amortization . . . . . . . . . . . .   28,215      27,902
     Deferred income taxes . . . . . . . . . . . . . . . .    5,167       1,991
     Accretion on debt instruments . . . . . . . . . . . .      643         530
     Provision for doubtful accounts . . . . . . . . . . .      826         529
     Amortization of deferred compensation . . . . . . . .        -         237
     Loss on disposal of property, plant and equipment . .       50          65
     Changes in operating assets and liabilities:
        Trade receivables. . . . . . . . . . . . . . . . .    8,400     (18,285)
        Inventories. . . . . . . . . . . . . . . . . . . .  (49,154)    (74,436)
        Accounts payable . . . . . . . . . . . . . . . . .  (11,951)     61,771
        Accrued expenses . . . . . . . . . . . . . . . . .   (9,733)    (18,312)
        Other assets and liabilities . . . . . . . . . . .     (406)        576
                                                          ----------  ----------
           Net cash used in operating activities . . . . .  (15,216)     (5,406)
                                                          ----------  ----------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment. . .   12,085         458
  Purchases of property, plant and equipment . . . . . . .  (53,022)    (51,081)
  Proceeds from disposal of assets held for sale . . . . .   26,195           -
  Payments for businesses purchased. . . . . . . . . . . .  (21,569)          -
                                                          ----------  ----------
           Net cash used in investing activities . . . . .  (36,311)    (50,623)
                                                          ----------  ----------
Cash flows from financing activities:
  Decrease in checks not yet presented for payment . . . .  (20,612)    (15,833)
  Borrowings on revolving credit loans . . . . . . . . . .  257,700     242,253
  Repayments of revolving credit loans . . . . . . . . . . (175,500)   (153,293)
  Retirement of long-term debt . . . . . . . . . . . . . .   (8,415)    (10,945)
  Payments of debt issuance costs. . . . . . . . . . . . .     (484)        (56)
  Dividends paid . . . . . . . . . . . . . . . . . . . . .   (2,724)     (2,669)
  Proceeds from exercise of stock options. . . . . . . . .    2,217          43
                                                          ----------  ----------
           Net cash provided by financing activities . . .   52,182      59,500
                                                          ----------  ----------

Net change in cash and cash equivalents. . . . . . . . . .      655       3,471
Cash and cash equivalents at beginning of period . . . . .    4,604       5,561
                                                          ----------  ----------
Cash and cash equivalents at end of period . . . . . . . .$   5,259   $   9,032
                                                          ==========  ==========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . .$  33,703   $  39,943
                                                          ==========  ==========
    Income taxes . . . . . . . . . . . . . . . . . . . . .$  (4,821)  $    (815)
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

     The three and six month periods ended July 3, 1999 include the results of The Leshner Corporation ("Leshner") which was acquired on July 28, 1998. Certain reclassifications have been made to conform prior year financial statements to the current period classifications.

     The Company is organized by functional responsibilities and operates as a single segment.

(2)  Comprehensive Income

     Comprehensive income consists of net earnings and foreign currency translation adjustments and aggregates $6.8 million and $12.4 million for the three and six month periods ended July 4, 1998. For the three and six month periods ended July 3, 1999 comprehensive income aggregates $6.3 million and $12.1 million, respectively.

(3)  Inventories

     Inventories consisted of the following at January 2, 1999 and July 3, 1999:

                                        1998        1999
                                      --------    --------
               Finished goods         $218,439    $259,928
               Work-in-process         134,428     161,064
               Raw materials            58,306      61,889
               Supplies                 23,108      26,365
                                      --------    --------
                                      $434,281    $509,246
                                      ========    ========

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Tables in thousands)
                                     (Unaudited)



(4)  Earnings Per Share

     The following table reconciles the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended July 4, 1998 and July 3, 1999. Options to purchase 747,000 shares of common stock at prices ranging from $16.00 to $44.38 per share were outstanding during the three month period ended July 3, 1999, but were not included in the computation of diluted earnings per share because inclusion would have been antidilutive for the period. All outstanding options for the three month period ended July 4, 1998 were included in the computation of diluted earnings per share. Additionally, 681,000 and 633,000 potentially dilutive shares relating to the 6% convertible debentures for the three and six months ended July 4, 1998 and July 3, 1999, respectively, were also not included because inclusion would have been antidilutive for each period.

                                                            Three Months Ended      Six Months Ended
                                                               July 4, 1998          July 4, 1998
                                                            ------------------     ------------------
                                                            Earnings    Shares     Earnings    Shares
                                                            --------    ------     --------    ------
     Basic - earnings available for common shareholders     $  6,551    14,083     $ 11,700    14,041
     Effect of dilutive securities:
        Stock options                                              -       296            -       271
        Convertible preferred stock                              541     2,709        1,027     2,709
                                                            --------    ------     --------    ------
     Diluted - earnings available for common shareholders   $  7,092    17,088     $ 12,727    17,021
                                                            ========    ======     ========    ======

                                                            Three Months Ended      Six Months Ended
                                                               July 3, 1999          July 3, 1999
                                                            ------------------     ------------------
                                                            Earnings    Shares     Earnings    Shares
                                                            --------    ------     --------    ------
     Basic - earnings available for common shareholders     $  6,233    14,186     $ 10,951    14,167
     Effect of dilutive securities:
        Stock options                                              -        20            -        50
        Convertible preferred stock                              540     2,708        1,075     2,708
                                                            --------    ------     --------    ------
     Diluted - earnings available for common shareholders   $  6,773    16,914     $ 12,026    16,925
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
                                           ============   ============   ============   ============   ============

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Supplemental Condensed Consolidating Financial Information (Continued)


                                                                         July 3, 1999
                                           ------------------------------------------------------------------------
                                                                             Non-
                                                           Guarantor      Guarantor
Financial Position                            Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------                         ------------   ------------   ------------   ------------   ------------
Assets:
-------
Trade receivables                          $         -    $   259,485    $     4,597    $         -    $   264,082
Receivable from affiliates                     750,932              -              -       (750,932)             -
Inventories                                          -        494,199         15,047              -        509,246
Other current assets                                 -         31,283            275              -         31,558
                                           ------------   ------------   ------------   ------------   ------------
     Total current assets                      750,932        784,967         19,919       (750,932)       804,886

Property, plant and equipment, net                 521        638,419          1,462              -        640,402
Intangibles, net                                17,651        273,859          2,318              -        293,828
Other assets                                   474,705         17,444              -       (465,121)        27,028
                                           ------------   ------------   ------------   ------------   ------------
     Total assets                          $ 1,243,809    $ 1,714,689    $    23,699    $(1,216,053)   $ 1,766,144
                                           ============   ============   ============   ============   ============

Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued liabilities   $     6,005    $   242,137    $     4,009    $         -    $   252,151
Payables to affiliates                               -        744,000          6,932       (750,932)             -
Other current liabilities                       13,628         29,459             83              -         43,170
                                           ------------   ------------   ------------   ------------   ------------
     Total current liabilities                  19,633      1,015,596         11,024       (750,932)       295,321

Noncurrent liabilities                         913,405        246,107            540              -      1,160,052
                                           ------------   ------------   ------------   ------------   ------------
     Total liabilities                         933,038      1,261,703         11,564       (750,932)     1,455,373

Redeemable convertible preferred stock          63,165              -              -              -         63,165

Shareholders' equity                           247,606        452,986         12,135       (465,121)       247,606
                                           ------------   ------------   ------------   ------------   ------------
     Total liabilities and
       shareholders' equity                $ 1,243,809    $ 1,714,689    $    23,699    $(1,216,053)   $ 1,766,144
                                           ============   ============   ============   ============   ============

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                Three Months Ended July 4, 1998
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   327,750    $     5,101    $      (805)   $   332,046
Cost of goods sold                                    -        270,448          5,686           (805)       275,329
                                            ------------   ------------   ------------   ------------   ------------
   Gross profit (loss)                                -         57,302           (585)             -         56,717

Selling, general and administrative              (1,671)        29,458            366              -         28,153
                                            ------------   ------------   ------------   ------------   ------------
   Earnings (loss) from operations                1,671         27,844           (951)             -         28,564

Equity in earnings of subsidiaries                6,775              -              -         (6,775)             -
Interest expense                                  1,184         15,818              1              -         17,003
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) before income taxes          7,262         12,026           (952)        (6,775)        11,561

Income taxes                                        170          4,301             (2)             -          4,469
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                          7,092          7,725           (950)        (6,775)         7,092

Preferred dividends                                 541              -              -              -            541
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) available for common
     shareholders                           $     6,551    $     7,725    $      (950)   $    (6,775)   $     6,551
                                            ============   ============   ============   ============   ============


                                                                Three Months Ended July 3, 1999
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   356,723    $     6,886    $    (1,141)   $   362,468
Cost of goods sold                                    -        295,340          6,709         (1,141)       300,908
                                            ------------   ------------   ------------   ------------   ------------
   Gross profit                                       -         61,383            177              -         61,560

Selling, general and administrative              (1,045)        31,946            202              -         31,103
                                            ------------   ------------   ------------   ------------   ------------
   Earnings (loss) from operations                1,045         29,437            (25)             -         30,457

Equity in earnings of subsidiaries                6,163              -              -         (6,163)             -
Interest expense (income)                           107         19,634             (6)             -         19,735
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) before income taxes          7,101          9,803            (19)        (6,163)        10,722

Income taxes                                        328          3,638            (17)             -          3,949
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                          6,773          6,165             (2)        (6,163)         6,773

Preferred dividends                                 540              -              -              -            540
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) available for common
     shareholders                           $     6,233    $     6,165    $        (2)   $    (6,163)   $     6,233
                                            ============   ============   ============   ============   ============

                       PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                 Six Months Ended July 4, 1998
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   688,592    $    11,285    $    (1,456)   $   698,421
Cost of goods sold                                    -        570,353         11,268         (1,456)       580,165
                                            ------------   ------------   ------------   ------------   ------------
   Gross profit                                       -        118,239             17              -        118,256

Selling, general and administrative              (1,872)        63,000            756              -         61,884
Restructure charges                                   -          1,539              -              -          1,539
                                            ------------   ------------   ------------   ------------   ------------
   Earnings (loss) from operations                1,872         53,700           (739)             -         54,833

Equity in earnings of subsidiaries               11,544              -              -        (11,544)             -
Interest expense                                     52         33,746              -              -         33,798
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) before income taxes         13,364         19,954           (739)       (11,544)        21,035

Income taxes                                        637          7,658             13              -          8,308
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                         12,727         12,296           (752)       (11,544)        12,727

Preferred dividends                               1,027              -              -              -          1,027
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) available for common
     shareholders                           $    11,700    $    12,296    $      (752)   $   (11,544)   $    11,700
                                            ============   ============   ============   ============   ============


                                                                 Six Months Ended July 3, 1999
                                            ------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
Results of Operations                          Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
---------------------                       ------------   ------------   ------------   ------------   ------------
Net sales                                   $         -    $   719,386    $    13,711    $    (2,122)   $   730,975
Cost of goods sold                                    -        602,567         12,756         (2,122)       613,201
                                            ------------   ------------   ------------   ------------   ------------
   Gross profit                                       -        116,819            955              -        117,774

Selling, general and administrative              (2,087)        60,926            400              -         59,239
                                            ------------   ------------   ------------   ------------   ------------
   Earnings from operations                       2,087         55,893            555              -         58,535

Equity in earnings of subsidiaries               10,202              -              -        (10,202)             -
Interest expense (income)                          (719)        39,936            (17)             -         39,200
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) before income taxes         13,008         15,957            572        (10,202)        19,335

Income taxes                                        982          6,276             51              -          7,309
                                            ------------   ------------   ------------   ------------   ------------
     Net earnings (loss)                         12,026          9,681            521        (10,202)        12,026

Preferred dividends                               1,075              -              -              -          1,075
                                            ------------   ------------   ------------   ------------   ------------
     Earnings (loss) available for common
     shareholders                           $    10,951    $     9,681    $       521    $   (10,202)   $    10,951
                                            ============   ============   ============   ============   ============

                        PILLOWTEX CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Supplemental Condensed Consolidating Financial Information (Continued)


                                                                       Six Months Ended July 4, 1998
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor      Guarantor
Cash Flows                                           Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
----------                                        ------------   ------------   ------------   ------------   ------------
Cash provided by (used in) operating activities   $     9,304    $   (25,775)   $     1,255    $         -    $   (15,216)

Cash provided by (used in) investing activities            52        (36,321)           (42)             -        (36,311)

Cash provided by (used in) financing activities        (9,356)        62,757         (1,219)             -         52,182
                                                  ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents                     -            661             (6)             -            655

Cash and cash equivalents at beginning of period            -          4,590             14              -          4,604
                                                  ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period        $         -    $     5,251    $         8    $         -    $     5,259
                                                  ============   ============   ============   ============   ============


                                                                       Six Months Ended July 3, 1999
                                                  ------------------------------------------------------------------------
                                                                                    Non-
                                                                  Guarantor      Guarantor
Cash Flows                                           Parent      Subsidiaries   Subsidiaries   Eliminations   Consolidated
----------                                        ------------   ------------   ------------   ------------   ------------
Cash provided by (used in) operating activities   $    17,874    $   (19,399)   $    (3,881)   $         -    $    (5,406)

Cash provided by (used in) investing activities            44        (50,595)           (72)             -        (50,623)

Cash provided by (used in) financing activities       (17,918)        73,605          3,813              -         59,500
                                                  ------------   ------------   ------------   ------------   ------------
Net change in cash and cash equivalents                     -          3,611           (140)             -          3,471

Cash and cash equivalents at beginning of period            -          5,554              7              -          5,561
                                                  ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period        $         -    $     9,165    $      (133)   $         -    $     9,032
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

RESULTS OF OPERATIONS

NET SALES. Net sales were $362.5 million for the three months ended July 3, 1999, representing an increase of $30.5 million or 9.2%, as compared to $332.0 million for the three months ended July 4, 1998. Net sales for the six months ended July 3, 1999 increased by $32.6 million or 4.7%, to $731.0 million from $698.4 million for the same period of the prior year. The majority of the increase for the second quarter and first half of 1999 is due to the acquisition of Leshner in July of 1998. Net sales for bath products increased both for the second quarter and first half of 1999 when compared to the same periods for 1998. Bedding products also show increases for these two periods except net sales of blankets which were down year over year, which is primarily attributable to exiting the Disney licensed business and the inability to ship products in the first quarter during computer systems conversions in the plants.

GROSS PROFIT. Gross profit margins decreased slightly to 17.0% for the three months ended July 3, 1999 from 17.1% for the three months ended July 4, 1998. Gross profit margin for the six months ended July 3, 1999 decreased to 16.1% from 16.9% for the same period in the prior year. The declines in gross profit margin are primarily due to higher costs and unabsorbed overhead expenses associated with the system installations.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses increased $2.9 million to $31.1 million for the three months ended July 3, 1999, compared to $28.2 million for the three months ended July 4, 1998. As a percentage of net sales, SG&A expenses remained nearly flat with a slight increase to 8.6% for the three months ended July 3, 1999 from 8.5% for the three months ended
July 4, 1998. The increase in SG&A expenses for the quarter is attributable to increased advertising, travel, and increased expenses of operating the new computer systems in parallel with existing legacy systems. SG&A expenses decreased by $2.6 million from $61.9 million or 8.9% of net sales for the six months ended July 4, 1998 to $59.2 million or 8.1% of net sales for the same period this year. The most significant reason for the decrease is due to lower professional fees and other costs associated with the settlement of a lawsuit in the first half of 1998.

INTEREST EXPENSE. Interest expense increased $2.7 million to $19.7 million for the three months ended July 3, 1999, compared to $17.0 million for the three months ended July 4, 1998. Interest expense for the six month period ended
July 3, 1999 increased $5.4 million to $39.2 million from $33.8 million for the six month period ended July 4, 1998. The increase is primarily due to the additional debt incurred as a result of the Leshner acquisition and higher working capital requirements. Average interest rates for the three month period ended July 3, 1999 declined to 7.8% from 8.4% for the period ended
July 4, 1998. Average interest rates for the six month period ended July 3, 1999 also declined to 7.9% from 8.5% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its principal sources of liquidity will be funds from its operations and funds available under its revolving credit facilities. As of July 3, 1999, the outstanding principal balance under the Company's
$350.0 million secured revolving credit facility was $271.8 million, with $36.7 million committed to outstanding letters of credit and $30.5 million committed for future potential payments on the 6% convertible debentures (which amount is equal to 50% of the cash that would have been payable if all of those debentures were converted on that date). As of July 3, 1999, the Company had $11.0 million of availability under its revolving credit facility. The debt outstanding under the revolving credit facility as of July 3, 1999 was $89.0 million higher than at January 2, 1999. This increase was due to seasonal buildups in blanket inventory, to assure product supply during the production and warehousing system implementations at several plants, to ensure adequate stock for new product roll-outs scheduled for the second and third quarters, and to accelerate certain capital projects. As of July 3, 1999 the Company's total debt had increased approximately $172.0 million from the period ending July 4, 1998 due primarily to the acquisition of Leshner, to assure product supply during the production and warehousing system implementations, to ensure adequate stock for new product roll-outs and to accelerate certain capital projects. The Company expects to reduce borrowings for working capital for the rest of 1999 primarily by reducing inventory and accounts receivable; however, the Company can give no assurance that it will be able to reduce inventory as planned. The Company expects a reduction in the manufacturing inefficiencies and shipping problems experienced with the system installations; however, no assurance can be given that the Company will not experience additional difficulties in connection with the installation of these computer systems.

As permitted under the terms of the Company's secured revolving credit facility, in May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility in order to assure adequate working capital availability and continue the current capital expenditure initiatives. On July 27, 1999, the Company amended the senior unsecured facility to increase the amount of funds available to $35.0 million and to extend the original maturity date. The senior unsecured facility is guaranteed on a senior basis by the Company's domestic subsidiaries. The Company is required to pay interest on any amounts borrowed under the senior unsecured facility at a rate which is based upon the London Interbank Offered Rate plus 4.0% or the prime rate plus 2.5% at the Company's option. The senior unsecured facility matures upon termination by the Company at any time or otherwise at the earliest of: a) any increase in the commitment under the secured facility or the Company's existing term loans, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or b) December 1, 1999.

Based upon current and anticipated levels of operations, the Company expects that its cash flow from operations, together with amounts available under the revolving credit facilities, which totaled $31.0 million as of July 3, 1999, will be adequate to meet its anticipated cash requirements in the foreseeable future. In the event that such amounts are not sufficient for future cash requirements, the Company may be required to reduce planned capital expenditures or obtain additional financing. The Company can provide no assurances that financing would be available or, if available, offered on terms acceptable to the Company.

As of August 13, 1999, the Company's total long-term debt (including the current portion) was $1,058.3 million. As of that date, $11.0 million of borrowings were outstanding under the senior unsecured revolving credit facility.

Instruments governing the Company's debt, including its secured revolving credit facility, require it to maintain specified financial ratios and satisfy financial condition tests. Among other things, the senior secured credit
facilities establish a maximum leverage ratio   the ratio of total debt to
EBITDA (as defined) for four consecutive fiscal quarters   that the Company may
have as of the end of any fiscal quarter. The maximum leverage ratio (calculated at the end of each fiscal quarter) under this facility is currently 5.25-to-one and declines first to 4.75-to-one commencing with the last fiscal quarter of the 1999 fiscal year and thereafter to 4.25-to-one commencing with the last fiscal quarter of fiscal year 2000. At July 3, 1999, the Company's leverage ratio was 5.17-to-one, based on total debt of $1,036.3 million and EBITDA for the four consecutive fiscal quarters ending July 3, 1999 of $200.4 million (which amount includes $0.4 million of Leshner's pre-acquisition EBITDA as permitted under the secured revolving credit facility). As of July 3, 1999, the Company was in compliance with the specified financial ratios and financial condition tests, including the maximum leverage ratio, imposed on it under its debt instruments; however, the Company can make no assurance that it will be able to maintain that compliance.

The Company periodically enters into interest rate swap agreements to minimize the risk of fluctuations in interest rates. As of January 2, 1999 and July 3, 1999, the Company had swap agreements covering approximately $345.0 million of notional amounts exchanging floating rates for fixed rates. The weighted average fixed and floating rates were 4.7% and 5.3%, respectively, at January 2, 1999 and 4.7% and 5.0%, respectively, at July 3, 1999. The fair value of the swaps at January 2, 1999 and July 3, 1999 was $2.1 million and $3.7 million, respectively. The fair values were in favor of the Company.

On June 30, 1999, the Company paid a cash dividend of $.06 per share to its common shareholders of record as of June 18, 1999. Additionally, the Company paid preferred dividends in cash in the amount of $481,000 during the second quarter of 1999.

Dividends currently accrue on the preferred stock at a rate of 3% per annum and are currently payable in cash or in-kind at the Company's option. To date, the Company has elected to pay such dividends in cash on a quarterly basis. Beginning January 1, 2000, the preferred stock dividend rate may increase depending on the Company's diluted earnings per share, calculated on a pro forma basis as provided in the preferred stock terms, for the 1999 fiscal year which ends January 1, 2000. The following table indicates the dividend rate that will result at January 1, 2000 based on 1999 pro forma earnings per share:

                                               Applicable Dividend
                                                     Rate at
    1999 Pro Forma Earnings Per Share            January 1, 2000
    ---------------------------------          -------------------
    $2.70 or greater                             3.0% per annum

    $2.35 to$2.69                                7.0% per annum

    $2.34 or less                               10.0% per annum

In addition, if the Company's 1999 pro forma earnings per share are below $2.70, the Company will be obligated to pay a one-time cumulative dividend in shares of the preferred stock in an amount equal to approximately 2,669 shares (or $2.7 million) which is convertible into 111,208 common shares. If the Company's 1999 pro forma earnings per share are below $2.35, this one-time dividend increases to approximately 10,135 shares (or $10.1 million) which is convertible into 422,291 common shares. The Company's diluted earnings per share were $0.71 for the first half of 1999. The Company cannot assure you that the 1999 pro forma earnings per share will be $2.35 or greater.

NEW ACCOUNTING STANDARDS

In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137, the provisions of SFAS No. 133 are effective for financial statements for fiscal years beginning after June 15, 2000, although early adoption is allowed. The Company has not determined the financial impact of adopting this SFAS and has not determined if it will adopt its provisions prior to its effective date.

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

The Company's system replacement project is expected to be completed toward the end of 1999. Over 95% of the Oracle software development is complete. The financial application was substantially completed in October 1998. The Company's payroll conversion was completed during early 1999. The development and implementation of the manufacturing and warehousing applications requires unique customization to meet the specific needs of each plant and is continuing into the third quarter of 1999.

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

The Company hired a consultant in 1999 to review the Company's Year 2000 plan and suggest improvements. The Company identified the most important issues as the safety of individuals, safety of property and the environment, and the Company's ability to manufacture and ship its products. The Company received feedback from the consultant during the second quarter of 1999 and, where appropriate, has acted upon the consultant's suggestions.

The inventory and priority assessment phases were completed with respect to each component of the Year 2000 plan in May 1998. The remainder of the Year 2000 plan is ongoing, the majority of which will be completed during the third quarter of 1999. However, the Company will continue to monitor, review, and perform testing in each phase through the end of 1999.

INFORMATION TECHNOLOGY SYSTEMS. Information Technology Systems include mostly applications software. The Company is remediating its applications software mostly through its systems replacement project. Other non-compliant applications software is being converted internally through custom programming or will be replaced by the software supplier. The conversion phase of Information Technology Systems will be completed during the third quarter of 1999. The testing of converted software is ongoing and will continue through the end of 1999. Vendor software replacements and upgrades were completed during the second quarter of 1999 for the majority of the plant conversions. However, certain vendor software upgrades will not be complete until the third quarter of 1999. The testing of converted software will be conducted as the software is replaced and will continue through the end of the year. Contingency planning with respect to Information Technology Systems is ongoing, but the high level planning was completed during the second quarter of 1999. Detailed refinement of these plans will continue into the third and fourth quarters, as other system conversions are completed.

INFORMATION TECHNOLOGY INFRASTRUCTURE. Information Technology Infrastructure includes hardware and systems software other than applications software. The Year 2000 plan for Information Technology Infrastructure is on schedule. Substantially all of the changes to Information Technology Infrastructure are complete, and the Company is now in the testing phase which will continue through the end of the year. Contingency planning with respect to Information Technology Infrastructure is ongoing. Development and enhancement will continue through the end of the year.

PROCESS CONTROL AND INSTRUMENTATION. The Process Control and Instrumentation component involves the hardware, software, and associated embedded computer chips that are used in the operation of the Company's facilities. The Year 2000 plan with respect to this component is in place. A significant portion of the Process Control and Instrumentation vendors have responded to questionnaires indicating their equipment is Year 2000 compliant. Less than 5% of those vendors, who have responded, have reported non-compliance. The non-compliant systems are prioritized and have been or will be remediated. The Company is following up with those vendors who have not responded to the questionnaires. The Company is still assessing the needs of its newly acquired facilities and expects to complete this assessment during the third quarter of 1999. Contingency planning with respect to this component is ongoing and will be based on the results of tests expected to be completed by the end of the third quarter of 1999.

THIRD PARTY SUPPLIERS AND CUSTOMERS. The third party component of the Year 2000 plan involves identifying and prioritizing critical business partners at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 issue. Detailed evaluations of the most important third parties have been started. The Company is developing contingency plans based upon these evaluations. Contingency planning will continue with the Company's business partners throughout 1999. The Company believes the development and implementation of this component of the Year 2000 plan is on schedule as of July 3, 1999.

COSTS TO ADDRESS THE BUSINESS SYSTEM REPLACEMENTS AND YEAR 2000

As of July 3, 1999, the Company had spent approximately $77.0 million on the systems replacement project. A portion of these costs relate to expenditures made prior to the acquisition of Fieldcrest Cannon. The Company estimates that it will spend $26.0 million in 1999 to complete the systems replacement project, of which $22.0 million has been incurred as of July 3, 1999. Expenses to complete remediation are not expected to significantly impact the Company's results of operations or financial position. The Company believes that it will have sufficient operating cash flows for any remaining costs related to the systems replacement project and the Year 2000 plan. The Company does not expect that these costs will affect its liquidity or financial condition; however, the Company can make no assurance that the actual costs will not exceed those estimated above or that it will have available liquidity to fund any such additional costs.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the Company was held on May 5, 1999. The following proposals were voted upon and approved at the Annual meeting:

     (1)  Election of Directors

          For Three-Year Terms Expiring in 2002:

                                     Votes          Votes          Broker
                                    Cast For       Withheld       Non-Votes
                                   ----------      --------       ---------
          Paul G. Gillease         12,790,811       85,038            0
          Ralph W. La Rovere       12,794,232       81,617            0
          Scott E. Shimizu         12,791,367       84,482            0
          Mark A. Petricoff        12,784,981       90,868            0

          There were no abstentions with respect to the election of directors

          Charles M. Hansen, Jr., William B. Madden, M. Joseph McHugh, Kevin M. Finlay, Mary R. Silverthorne and Jeffrey D. Cordes continued as directors of the Company.



     (2) Approval of the amendment to the Restated Articles of Incorporation to increase the number of shares of authorized Common Stock from 30,000,000 shares to 55,000,000 shares:

                    Votes         Votes          Votes
                  Cast For       Against       Abstaining
                 ----------     ----------     ----------

                 12,077,693      785,527         10,827

Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits

     3.1 Restated Articles of Incorporation of Pillowtex Corporation, as amended

    10.1 Promissory Note dated May 4, 1999 by and between Nationsbank, N.A., as Lender, and Pillowtex Corporation, as Borrower, in the amount of $20,000,000

    10.2 First Amendment, dated July 27, 1999, to the Promissory Note, dated May 4, 1999, by and between Bank of America N.A. (formerly Nationsbank, N.A.), as Lender, and Pillowtex Corporation, as Borrower

    27.1  Financial Data Schedule


(b)       Reports on Form 8-K

          None

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(REGISTRANT)                  PILLOWTEX CORPORATION
BY (SIGNATURE)                /s/ Jeffrey D. Cordes
(NAME AND TITLE)              Jeffrey D. Cordes
                              President, Chief Operating Officer and Director
                              (Principal Financial Officer)
(DATE)                        AUGUST 16, 1999

                                 INDEX TO EXHIBITS


Exhibit                                                                                      Method of Filing
-------                                                                               -----------------------------
 3.1    Restated Articles of Incorporation of Pillowtex Corporation, as amended . . . Filed herewith electronically

10.1    Promissory Note dated May 4, 1999 by and between Nationsbank, N.A., as Lender, and Pillowtex Corporation, as Borrower, in the amount of
        $20,000,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Filed herewith electronically

10.2    First Amendment, dated July 27, 1999, to the Promissory Note, dated
        May 4, 1999, by and between Bank of America N.A. (formerly
        Nationsbank, N.A.), as Lender, and Pillowtex Corporation, as Borrower . . . . Filed herewith electronically

27.1    Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . Filed herewith electronically

                                        -22-