Form 10-Q
period 1999-10-02
PILLOWTEX CORP
filed 1999-11-16
CIK 896265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                          FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 1-11756

                              PILLOWTEX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                                75-2147728
         (STATE OF INCORPORATION)           (IRS EMPLOYER IDENTIFICATION NO.)

               4111 Mint Way                              75237
               Dallas, Texas                            (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                       Yes [X]                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at November 12, 1999
              -----                           --------------------------------

    Common Stock, $.01 par value                         14,320,378

                     PILLOWTEX CORPORATION AND SUBSIDIARIES


                                      INDEX

Part I -   Financial Information                                       Page No.

Item 1.    Unaudited Interim Consolidated Financial Statements:

           Consolidated Balance Sheets as of January 2, 1999 and
           October 2, 1999                                                  3

           Consolidated Statements of Operations for the three months
            ended October 3, 1998 and October 2, 1999                       4

           Consolidated Statements of Operations for the nine months
            ended October 3, 1998 and October 2, 1999                       5

           Consolidated Statements of Cash Flows for the nine months
            ended October 3, 1998 and October 2, 1999                       6

           Notes to Consolidated Financial Statements
                                                                            7

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  17

Part II -  Other Information

Item 6.    Exhibits and Reports on Form 8-K                                23

Signature                                                                  24

Index to Exhibits                                                          25

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JANUARY 2, 1999 AND OCTOBER 2, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT FOR PAR VALUE)
                                   (Unaudited)

     ASSETS                                                                               1998            1999
                                                                                          ----            ----
Current assets:
    Cash and cash equivalents                                                       $      5,561     $     7,669
    Receivables:
       Trade, less allowances of $21,117 and $27,911 in 1998
       and 1999, respectively                                                            246,348         325,033
       Other                                                                              13,124          15,428
    Inventories                                                                          434,281         460,824
    Assets held for sale                                                                   4,058           4,481
    Prepaid expenses                                                                       3,785           9,043
                                                                                    ------------     -----------
                Total current assets                                                     707,157         822,478

Property, plant and equipment, less accumulated depreciation of
    $98,737 and $134,937 in 1998 and 1999, respectively                                  629,205         646,643
Intangible assets, at cost, less accumulated amortization of $11,866 and
    $17,528 in 1998 and 1999, respectively                                               289,829         291,056
Other assets                                                                              27,963          26,602
                                                                                    ------------     -----------
                                                                                    $  1,654,154     $ 1,786,779
                                                                                    ============     ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                     127,575         183,741
    Accrued expenses                                                                      96,250          81,311
    Deferred income taxes                                                                 22,978          25,495
    Current portion of long-term debt                                                     12,421          19,512
    Notes payable to banks                                                                     -          12,200
    Long-term debt currently being renegotiated (Note 6)                                       -         626,082
                                                                                    ------------     -----------
                Total current liabilities                                                259,224         948,341

Long-term debt, less current portion (Note 6)                                            944,493         399,582
Deferred income taxes                                                                     96,013          90,256
Noncurrent liabilities                                                                    53,434          49,789
                                                                                    ------------     -----------
                Total liabilities                                                      1,353,164       1,487,968
Series A redeemable convertible preferred stock, $0.01 par value; 65,000
shares issued and outstanding, including accrued dividends (Note 7)                       63,057          72,199

Shareholders' equity:
    Preferred stock, $0.01 par value; authorized 20,000,000 shares;
      only Series A issued                                                                     -               -
    Common stock, $0.01 par value; authorized 55,000,000 shares;
      14,126,595 and 14,320,378 shares issued and outstanding
      in 1998 and 1999, respectively                                                         141             142
    Additional paid-in capital                                                           155,811         157,067
    Retained earnings                                                                     83,650          71,443
    Currency translation adjustment                                                       (1,669)         (1,160)
    Deferred compensation                                                                      -            (880)
                                                                                    ------------     -----------
                Total shareholders' equity                                               237,933         226,612
                                                                                    ------------     -----------
                                                                                    $  1,654,154     $ 1,786,779
                                                                                    ============     ===========

                          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED OCTOBER 3, 1998 AND OCTOBER 2, 1999
                (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (Unaudited)


                                                                                          1998            1999
                                                                                          ----            ----

Net sales                                                                           $    419,799     $   415,806
Cost of goods sold                                                                       342,062         371,555
Provision for inventory write-down (Note 4)                                                    -           4,900
                                                                                    ------------     -----------
      Gross profit                                                                        77,737          39,351


Selling, general and administrative expenses                                              34,171          33,220
Provision for asset impairments (Note 4)                                                       -           2,000
                                                                                    ------------     -----------
      Earnings from operations                                                            43,566           4,131

Interest expense                                                                          19,122          21,263
                                                                                    ------------     -----------
      Earnings (loss) before income taxes                                                 24,444         (17,132)

Income taxes                                                                               9,422          (6,053)
                                                                                    ------------     -----------
      Net earnings (loss)                                                                 15,022         (11,079)

Preferred dividends and accretion                                                            540           9,526
                                                                                    ------------     -----------
      Earnings (loss) available for common shareholders                             $     14,482     $   (20,605)
                                                                                    ============     ===========


Basic earnings (loss) per common share                                              $       1.03     $     (1.45)
                                                                                    ============     ===========
Weighted average common shares outstanding - basic                                        14,122          14,184
                                                                                    ============     ===========

Diluted earnings (loss) per common share                                            $        .87     $     (1.45)
                                                                                    ============     ===========
Weighted average common shares outstanding - diluted                                      17,619          14,184
                                                                                    ============     ===========

Dividends declared per common share                                                 $        .06     $       .06
                                                                                    ============     ===========

                         See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              NINE MONTHS ENDED OCTOBER 3, 1998 AND OCTOBER 2, 1999
                (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (Unaudited)


                                                                                          1998            1999
                                                                                          ----            ----

Net sales                                                                           $  1,118,220     $ 1,146,781

Cost of goods sold                                                                       922,227         984,757
Provision for inventory write-down (Note 4)                                                    -           4,900
                                                                                    ------------     -----------
      Gross profit                                                                       195,993         157,124

Selling, general and administrative expenses                                              96,055          92,457
Provision for asset impairments (Note 4)                                                       -           2,000
Restructuring charge                                                                       1,539               -
                                                                                    ------------     -----------
      Earnings from operations                                                            98,399          62,667

Interest expense                                                                          52,920          60,464
                                                                                    ------------     -----------
      Earnings before income taxes                                                        45,479           2,203

Income taxes                                                                              17,731           1,255
                                                                                    ------------     -----------
      Net earnings                                                                        27,748             948

Preferred dividends and accretion                                                          1,567          10,602
                                                                                    ------------     -----------
      Earnings (loss) available for common shareholders                             $     26,181     $    (9,654)
                                                                                    ============     ===========


Basic earnings (loss) per common share                                              $       1.86     $      (.68)
                                                                                    ============     ===========

Weighted average common shares outstanding - basic                                        14,068          14,172
                                                                                    ============     ===========

Diluted earnings (loss) per common share                                            $       1.63     $      (.68)
                                                                                    ============     ===========

Weighted average common shares outstanding - diluted                                      17,672          14,172
                                                                                    ============     ===========

Dividends declared per common share                                                 $        .18     $       .18
                                                                                    ============     ===========

                          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED OCTOBER 3, 1998 AND OCTOBER 2, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         1998             1999
                                                                                      ----------       ----------
Cash flows from operating activities:
    Net earnings                                                                      $   27,748       $      948
    Adjustments to reconcile net earnings to net cash
      Used in operating activities:
        Depreciation and amortization...........................................          40,187           43,184
        Deferred income taxes...................................................          23,581            1,825
        Accretion on debt instruments...........................................             854            1,552
        Provision for asset impairment                                                         -            2,000
        Provision for doubtful accounts.........................................           1,264              873
        Amortization of deferred compensation...................................               -              312
        Loss on disposal of property, plant and equipment.......................              52               65
        Changes in operating assets and liabilities:
           Trade receivables....................................................         (42,627)         (79,605)
           Other receivables....................................................         (10,082)           4,711
           Inventories..........................................................         (37,562)         (26,140)
           Prepaids.............................................................           2,248           (3,797)
           Other Assets.........................................................          (6,950)           2,542
           Accounts payable.....................................................           4,692           55,504
           Accrued expenses.....................................................         (13,500)         (20,153)
           Other assets and liabilities.........................................          (1,878)          (3,646)
                                                                                      ----------       ----------
                Net cash used in operating activities...........................         (11,973)         (19,829)
                                                                                      ----------       ----------

Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment.........................           2,779              472
    Purchases of property, plant and equipment..................................         (89,660)         (73,622)
    Proceeds from disposal of assets held for sale..............................          35,335                -
    Payments for businesses purchased...........................................         (90,029)               -
                                                                                      ----------       ----------
                Net cash used in investing activities...........................        (141,575)         (73,150)
                                                                                      ----------       ----------

Cash flows from financing activities:
    Increase (decrease) in checks not yet presented for payment.................          (6,905)             599
    Borrowings on revolving credit loans........................................         369,100          346,098
    Repayments of revolving credit loans........................................        (291,500)        (233,928)
    Proceeds from the issuance of other long-term debt..........................         100,000                -
    Retirement of long-term debt................................................         (13,205)         (13,657)
    Payments of debt issuance costs.............................................          (1,617)             (56)
    Dividends paid                                                                        (4,063)          (4,011)
    Proceeds from exercise of stock options.....................................           2,229               43
                                                                                      ----------       ----------
                Net cash provided by financing activities.......................         154,039           95,087
                                                                                      ----------       ----------

Net change in cash and cash equivalents.........................................             491            2,108
Cash and cash equivalents at beginning of period................................           4,604            5,561
                                                                                      ----------       ----------
Cash and cash equivalents at end of period......................................      $    5,095       $    7,669
                                                                                      ==========       ==========
Supplemental disclosures of cash flow information: Cash paid (received) during the period for:
      Interest..................................................................      $   47,835       $   47,718
                                                                                      ==========       ==========
      Income taxes                                                                    $   (4,597)      $      812
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

         The consolidated financial statements include the results of The Leshner Corporation ("Leshner") from its date of acquisition, July 28, 1998. Certain reclassifications have been made to conform prior year financial statements to the current period classifications.

         The Company is organized by functional responsibilities and operates as a single segment.

(2)      COMPREHENSIVE INCOME

         Comprehensive income consists of net earnings (loss) and foreign currency translation adjustments and aggregates $14.4 million and $26.8 million for the three and nine month periods ended October 3, 1998, respectively. For the three and nine month periods ended October 2, 1999 comprehensive income (loss) aggregates $(10.7) million and $1.5 million, respectively.

(3)      INVENTORIES

         Inventories consisted of the following at January 2, 1999 and October 2, 1999:

                                                 January 2       October 2
                                                    1998           1999
                                               ------------    ------------
                  Finished goods               $    218,439    $    227,878
                  Work-in-process                   134,428         150,714
                  Raw materials                      58,306          55,935
                  Supplies                           23,108          26,297
                                               ------------    ------------
                                               $    434,281    $    460,824
                                               ============    ============

(4)      PROVISION FOR INVENTORY AND OTHER IMPAIRMENTS

         During the third quarter of 1999, the Company recorded a $4.9 million pre-tax non-cash charge to reduce certain blanket inventory to net realizable value. The Company also recorded a $2.0 million non-cash charge to adjust the carrying value of the Opelika facility, which was closed in the first quarter of 1999, to an estimated fair market value.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (TABLES IN THOUSANDS)
                                   (UNAUDITED)



(5)      EARNINGS PER SHARE

         The following table reconciles the numerators and denominators of basic and diluted earnings (loss) per share for the three and nine month periods ended October 3, 1998 and October 2, 1999. The potentially dilutive effects of stock options, convertible notes and convertible preferred stock were excluded from the computation of diluted earnings per share for the periods ended October 2, 1999 because inclusion would have been antidilutive. Options to purchase 466,000 shares of common stock at prices ranging from $33.50 to $46.50 were outstanding during the three and nine month periods ending October 3, 1998 and were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

                                                                       Three Months Ended         Nine Months Ended
                                                                         October 3, 1998           October 3, 1998
                                                                    -----------------------     ---------------------
                                                                     Earnings       Shares       Earnings     Shares
                                                                     --------       ------       --------     ------
         Basic - earnings available for common shareholders         $   14,482      14,122      $   26,181    14,068
         Effect of dilutive securities:
                   Stock options                                             -         155               -       232
                   Convertible debentures                                  256         633           1,106       663
                   Convertible preferred stock                             540       2,709           1,567     2,709
                                                                    ----------      ------      ----------    ------
         Diluted - earnings available for common shareholders       $   15,278      17,619      $   28,854    17,672
                                                                    ==========      ======      ==========    ======

                                                                       Three Months Ended         Nine Months Ended
                                                                         October 2, 1999           October 2, 1999
                                                                    -----------------------     ---------------------
                                                                     Earnings       Shares       Earnings     Shares
                                                                     --------       ------       --------     ------
         Basic - earnings (loss) available for common
            shareholders                                            $  (20,605)     14,184      $   (9,654)   14,173
         Effect of dilutive securities:
                   Stock options                                             -           -               -         -
                   Convertible debentures                                    -           -               -         -
                   Convertible preferred stock                               -           -               -         -
                                                                    ----------      ------      ----------    ------
         Diluted - earnings available for common shareholders       $  (20,605)     14,184      $   (9,654)   14,173
                                                                    ==========      ======      ==========    ======

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)      LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                         January 2,     October 2,
                                                            1999           1999
                                                        -----------    -----------
              Credit Facilities:
                  Revolving credit facility             $   182,800    $   282,770
                  Tranche A term loan                       125,000        121,250
                  Tranche B term loan                       223,750        222,062
              9% Senior subordinated notes                  155,000        185,000
              10% Senior subordinated notes                 155,000        125,000
              6% Convertible debentures (net of
                unamortized discount of $14.5 million).      88,594         85,649
              Industrial revenue bonds                       17,218         17,949
              Other Notes                                     9,552          5,496
                                                        -----------    -----------
                                                            956,914      1,045,176
              Less:
              Long-term debt currently
                 being renegotiated                               -        626,082
              Current portion of long-term debt              12,421         19,512
                                                        -----------    -----------
                                                        $   944,493    $   399,582
                                                        ===========    ===========

In December 1997, in connection with the Fieldcrest Cannon acquisition, the Company entered into new senior Secured revolving credit and term loan facilities (the "Facilities") with a group of financial and institutional investors (the "Lending Group") for which Bank of America acts as the agent. The Facilities consisted of a $350.0 million revolving credit facility (the "Revolver") and a $250.0 million term loan facility (the "Term Loan"). The Term Loan consisted of a $125.0 million Tranche A Term Loan (the "Tranche A Term Loan") and a $125.0 million Tranche B Term Loan (the "Tranche B Term Loan"). Effective July 28, 1998, the Company amended the Facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of Leshner, allowing the Company to fund the transaction and reduce borrowings under the Revolver. The Revolver and the Tranche A Term Loan expire December 31, 2003, and the Tranche B Term Loan expires December 31, 2004. The Revolver includes $55.0 million of availability for letters of credit. At October 2, 1999, $36.7 million of letters of credit were outstanding. Subsequent to the end of the third fiscal period, the Revolver was amended to permit the Company to use for working capital purposes a $30.5 million portion of the Revolver previously held as a contingency reserve, thereby increasing the availability under that facility.

Amounts outstanding under the Revolver and the Tranche A Term Loan bear interest at a rate based upon the London Interbank Offered Rate plus 3.00%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. These rates are subject to increase or decrease based upon the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), as measured on a trailing 12 month basis, at the end of each fiscal quarter. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities during the first three quarters of 1999 was 7.3% and the effective rate at October 2, 1999 was 7.5%.

The Facilities contain a number of financial affirmative and negative covenants which, among other things, require maintenance of a funded debt to EBITDA ratio and a fixed charge coverage ratio, and require the Company to maintain a minimum tangible net worth. Other covenants restrict, among other things, the Company's ability to incur additional debt, grant liens, engage in transactions with affiliates, make loans, advances and investments, pay dividends and other distributions to shareholders, dispose of assets, effect mergers, consolidations and dissolutions, and make certain changes in its business.

On October 2, 1999, the Company was not in compliance with certain financial covenants under the Facilities, as amended. The Company has obtained a waiver of such non-compliance through December 7, 1999. The Company is currently in discussions with the Lending Group to obtain a permanent waiver of such non-compliance and to amend the financial covenants contained in the Facilities. However, no assurance can be given that the Lending Group will grant a permanent waiver or agree to a further extension of the temporary waiver or that the Company will reach agreement with respect to any such amendment by the expiration of the temporary waiver, or as to the terms of any such waiver or amendment.

In the event that the Lending Group does not grant a permanent waiver or further extend the existing waiver, there would exist an event of default under the Facilities, and, as a result, the Lending Group would not be obligated to make additional advances under the Revolver. Additionally, the Lending Group would be entitled to declare all principal of and interest on advances under the Facilities immediately due and payable and would have the right to block payments on substantially all other long-term indebtednes of the Company. Also, cross-defaults may occur under the instruments governing substantially all of the Company's other long-term indebtedness.

As a result of the above circumstances, the Company has classified all of the debt affected by the non-compliance and related waiver as current. At October 2, 1999, the long-term debt payable within one year was $19.5 million and the debt which has been classified as current due to the term of the temporary waiver totaled $626.1 million. If the Company obtains suitable amendments of the financial covenants in the Facilities, then that portion of the debt due after one year from the Company's next reported balance sheet date would be reclassified as long-term on the Company's next reported financial statements.

As permitted under the terms of the Facilities, in May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility in order to obtain additional working capital availability. On July 27, 1999, the senior unsecured facility was amended to increase the amount of funds available to $35.0 million and to extend the original maturity date.
Availability under this bank line of credit was $22.8 million at October 2, 1999. On November 15, 1999, the senior unsecured facility was again amended to further extend the maturity date to December 7, 1999. The senior unsecured facility is guaranteed on a senior basis by the Company's domestic subsidiaries. The Company is required to pay interest on any amounts borrowed under the senior unsecured facility at a rate which is based upon the London Interbank Offered Rate plus 4.0% or the prime rate plus 2.5%, at the Company's option. The senior unsecured facility matures upon termination by the Company at any time or otherwise at the earliest of: a) any increase in the commitment under the Facilities, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or b) December 7, 1999. The Company is currently in discussions with the lender under the unsecured revolving credit facility to further extend the maturity date; however, no assurance can be given that the Company and such Lender will reach agreement with respect to any such amendment, or as to the terms of any such amendment.

As a result of the Fieldcrest Cannon acquisition, the $104.2 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2012 of Fieldcrest Cannon (the "Fieldcrest Debentures") outstanding at October 2, 1999, are convertible, at the option of the holder, into a combination of cash and the Company's common stock. At October 2, 1999, if all outstanding Fieldcrest Debentures were converted, the resulting cash component to be paid to the debtholders would have been approximately $63.6 million. The Company recently notified the holders of the Fieldcrest Debentures that, given the current status of the Company's discussions with the Lending Group and certain other matters, it is not practicable or prudent for payments to be made in respect of the Fieldcrest Debentures at this time and have advised such holders that they will be offered the opportunity to rescind their surrender for conversion and regain possession of their Fieldcrest Debentures.

Based upon current and anticipated levels of operations, and aggressive efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the Revolver and the unsecured revolving credit facility, will be adequate to meet its anticipated cash requirements in the foreseeable future if it is able to achieve appropriate waivers of amendments of its senior credit facilities. In addition to cash requirements for operations, cash requirements may increase to meet the potential payment obligations under the Fieldcrest Debentures. If a substantial amount of the Fieldcrest Debentures were presented to the Company, the Company may not have adequate funds to meet this payment obligation. In the event that such amounts are not sufficient for future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that financing would be available or, if available, offered on terms acceptable to the Company.

(7)        REDEEMABLE CONVERTIBLE PREFERRED STOCK

Under the terms of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock"), beginning January 1, 2000, the rate at which dividends will accrue may increase to 7% or 10% depending on the Company's earnings per share for the 1999 fiscal year. The Company will also be required to pay a one-time cumulative dividend in Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at either the 7% or 10% rate if the fiscal year 1999 earnings per share are less than the pre-determined targets. The Company has determined that it is probable that earnings per share for the 1999 fiscal year will not meet the lowest pre-determined target and that the dividend rate for the Series A Preferred Stock will increase to 10% beginning January 1, 2000. Accordingly, the Company recorded a one-time cumulative stock dividend of 8,980 Series A Preferred Shares (or $9.0 million) for the quarter ended October 2, 1999 to effectively adjust the dividend rate on the Series A Preferred Stock from the date of issuance through the end of the third quarter. The Company expects to record incremental preferred dividends in the fourth quarter of 1999 of 1,145 preferred shares (or $1.1 million) on account of the increase in the preferred dividend rate to 10%. Regularly scheduled quarterly dividends on the Series A Preferred Stock may be paid in cash or in kind at the Company's option through December 19, 2002, and thereafter may be paid only in cash. The Company intends to pay the quarterly dividend due on December 31, 1999 in additional Series A Preferred Stock.

                                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The following table presents condensed consolidating financial information for the Company, segregating the Parent and guarantor subsidiaries from non-guarantor subsidiaries (in thousands). The guarantor subsidiaries are wholly owned subsidiaries of the Parent and the guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not provide relevant material additional information.

                                                                            January 2, 1999
                                          ----------------------------------------------------------------------------
                                                                              Non-
                                                            Guarantor      Guarantor
          Financial Position                 Parent        Subsidiaries   Subsidiaries    Eliminations    Consolidated
          ------------------              -------------   -------------   ------------    ------------    ------------
Assets:
-------
Trade receivables                         $           -   $     240,909   $      5,439    $          -    $    246,348
Receivable from affiliates                      746,839               -              -        (746,839)              -
Inventories                                           -         424,563          9,718               -         434,281
Other current assets                                  -          25,946            582               -          26,528
                                          -------------   -------------   ------------    ------------    ------------
         Total current assets                   746,839         691,418         15,739        (746,839)        707,157

Property, plant and equipment, net                  565         627,114          1,526               -         629,205
Intangible, net                                  19,102         268,478          2,249               -         289,829
Other assets                                    382,558          17,898              -        (372,493)         27,963
                                          -------------   -------------   ------------    ------------    ------------
         Total assets                     $   1,149,064   $   1,604,908   $     19,514    $ (1,119,332)   $  1,654,154
                                          =============   =============   ============    ============    ============
Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued
    liabilities                           $       6,425   $     212,823   $      4,577    $          -    $    223,825
Payables to affiliates                                -         744,000          2,839        (746,839)              -
Other current liabilities                         8,318          27,002             79               -          35,399
                                          -------------   -------------   ------------    ------------    ------------
         Total current liabilities               14,743         983,825          7,495        (746,839)        259,224

Noncurrent liabilities                          833,331         260,082            527               -       1,093,940
                                          -------------   -------------   ------------    ------------    ------------
         Total liabilities                      848,074       1,243,907          8,022        (746,839)      1,353,164

Redeemable convertible preferred
    Stock                                        63,057               -              -               -          63,057

Shareholders' equity                            237,933         361,001         11,492        (372,493)        237,933
                                          -------------   -------------   ------------    ------------    ------------
         Total liabilities and
         shareholders' equity             $   1,149,064   $   1,604,908   $     19,514    $ (1,119,332)   $  1,654,154
                                          =============   =============   ============    ============    ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)


                                                                             October 2, 1999
                                             -----------------------------------------------------------------------------------
                                                                                  Non-
                                                               Guarantor        Guarantor
          Financial Position                   Parent        Subsidiaries     Subsidiaries      Eliminations       Consolidated
          ------------------                   ------        ------------     ------------      ------------       ------------
Assets:
-------
Trade receivables                            $         -       $   319,361       $     5,672     $           -       $   325,033
Receivable from affiliates                       751,474                 -                 -          (751,474)                -
Inventories                                            -           445,803            15,021                 -           460,824
Other current assets                                   -            36,690               (69)                -            36,621
                                             -----------       -----------       -----------     -------------       -----------
         Total current assets                    751,474           794,860            20,624          (751,474)          822,478


Property, plant and equipment, net                   494           644,684             1,465                 -           646,643
Intangible, net                                   16,805           271,968             2,283                 -           291,056
Other assets                                     492,385            18,439                 -          (484,222)           26,602
                                             -----------       -----------       -----------     -------------       -----------
         Total assets                        $ 1,261,158       $ 1,736,945       $    24,372     $  (1,235,696)      $ 1,786,779
                                             ===========       ===========       ===========     =============       ===========

Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued
    liabilities                              $    13,895       $   247,408       $     3,914     $           -       $   265,052
Payables to affiliates                                 -           744,000             7,474          (751,474)                -
Other current liabilities                        642,348            40,859                82                 -           683,289
                                             -----------       -----------       -----------     -------------       -----------
         Total current liabilities               656,243         1,032,102            11,470          (751,474)          948,341

Noncurrent liabilities                           306,104           232,980               543                 -           539,627
                                             -----------       -----------       -----------     -------------       -----------
         Total liabilities                       962,347         1,265,082            12,013          (751,474)        1,487,968

Redeemable convertible preferred
    Stock                                         72,199                 -                 -                 -            72,199

Shareholders' equity                             226,612           471,863            12,359          (484,222)          226,612
                                             -----------       -----------       -----------     -------------       -----------
         Total liabilities and
         shareholders' equity                $ 1,261,158       $ 1,736,945       $    24,372     $  (1,235,696)      $ 1,786,779
                                             ===========       ===========       ===========     =============       ===========


                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                       Three Months Ended October 3, 1998
                                             -----------------------------------------------------------------------------------
                                                                                  Non-
                                                                Guarantor        Guarantor
         Results of Operations                   Parent        Subsidiaries     Subsidiaries      Eliminations      Consolidated
         ---------------------                   ------        ------------     ------------      ------------      ------------
Net sales                                    $         -       $   414,387       $     6,802       $    (1,390)     $    419,799
Cost of goods sold                                     -           337,189             6,263            (1,390)          342,062
                                             -----------       -----------       -----------       -----------       -----------
    Gross profit (loss)                                -            77,198               539                 -            77,737

Selling, general and administrative               (1,422)           35,232               361                 -            34,171
                                             -----------       -----------       -----------       -----------       -----------
    Earnings (loss) from operations                1,422            41,966               178                 -            43,566

Equity in earnings of subsidiaries                14,216                 -                 -           (14,216)                -
Interest expense                                     182            18,945                (5)                -            19,122
                                             -----------       -----------       -----------       -----------       -----------
    Earnings (loss) before income taxes           15,456            23,021               183           (14,216)           24,444

Income taxes                                         434             9,000               (12)                -             9,422
                                             -----------       -----------       -----------       -----------       -----------
    Net earnings (loss)                           15,022            14,021               195           (14,216)           15,022

Preferred dividends                                  540                 -                 -                 -               540
                                             -----------       -----------       -----------       -----------       -----------
    Earnings (loss) available for
    Common shareholders                      $    14,482       $    14,021       $       195       $   (14,216)      $    14,482
                                             ===========       ===========       ===========       ===========       ===========


                                                                    Three Months Ended October 2, 1999
                                             -----------------------------------------------------------------------------------
                                                                                     Non-
                                                                 Guarantor        Guarantor
         Results of Operations                   Parent        Subsidiaries     Subsidiaries      Eliminations      Consolidated
         ---------------------                   ------        ------------     ------------      ------------      ------------
Net sales                                    $         -       $   410,720      $      7,262      $     (2,176)     $    415,806
Cost of goods sold                                     -           366,497             7,234            (2,176)          371,555
Provision for inventory write-down                     -             4,900                                                 4,900
                                             -----------       -----------      ------------      ------------      ------------
    Gross profit                                       -            39,323                28                 -            39,351

Selling, general and administrative               (1,817)           34,801               236                 -            33,220
Provision for asset impairment                         -             2,000                 -                 -             2,000
                                             -----------       -----------      ------------      ------------      ------------
    Earnings (loss) from operations                1,817             2,522              (208)                -             4,131

Equity in earnings of subsidiaries               (12,054)                -                 -            12,054                 -
Interest expense (income)                            316            20,950                (3)                -            21,263
                                             -----------       -----------      ------------      ------------      ------------
    Earnings (loss) before income taxes          (10,553)          (18,428)             (205)           12,054           (17,132)

Income taxes                                         526            (6,537)              (42)                -            (6,053)
                                             -----------       -----------      ------------      ------------      ------------
    Net earnings (loss)                          (11,079)          (11,891)             (163)           12,054           (11,079)

Preferred dividends                                9,526                 -                 -                 -             9,526
                                             -----------       -----------      ------------      ------------      ------------
    Earnings (loss) available for
    common shareholders                      $   (20,605)      $   (11,891)     $       (163)     $     12,054      $    (20,605)
                                             ===========       ===========      ============      ============      ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)


                                                                       Nine Months Ended October 3, 1998
                                             -----------------------------------------------------------------------------------
                                                                                  Non-
                                                                Guarantor       Guarantor
         Results of Operations                  Parent        Subsidiaries     Subsidiaries      Eliminations      Consolidated
         ---------------------                  ------        ------------     ------------      ------------      ------------
Net sales                                    $         -      $  1,102,979     $     18,087      $     (2,846)     $  1,118,220
Cost of goods sold                                     -           907,542           17,531            (2,846)          922,227
                                             -----------      ------------     ------------      ------------      ------------
    Gross profit                                       -           195,437              556                 -           195,993

Selling, general and administrative               (3,294)           98,230            1,119                 -            96,055
Restructuring charges                                  -             1,539                -                 -             1,539
                                             -----------      ------------     ------------      ------------      ------------
    Earnings (loss) from operations                3,294            95,668             (563)                -            98,399

Equity in earnings of subsidiaries                25,759                 -                -           (25,759)                -
Interest expense                                     234            52,694               (8)                -            52,920
                                             -----------      ------------     ------------      ------------      ------------
    Earnings (loss) before income taxes           28,819            42,974             (555)          (25,759)           45,479
Income taxes                                       1,071            16,778             (118)                -            17,731
                                             -----------      ------------     ------------      ------------      ------------
    Net earnings (loss)                           27,748            26,196             (437)          (25,759)           27,748

Preferred dividends                                1,567                 -                -                 -             1,567
                                             -----------      ------------     ------------      ------------      ------------
    Earnings (loss) available for
    Common shareholders                      $    26,181      $     26,196     $       (437)     $    (25,759)     $     26,181
                                             ===========      ============     ============      ============      ============


                                                                      Nine Months Ended October 2, 1999
                                             -----------------------------------------------------------------------------------
                                                                                    Non-
                                                                Guarantor        Guarantor
         Results of Operations                   Parent       Subsidiaries      Subsidiaries      Eliminations      Consolidated
         ---------------------                   ------       ------------      ------------      ------------      ------------
Net sales                                    $         -      $  1,130,107      $     20,973      $     (4,299)     $  1,146,781
Cost of goods sold                                     -           969,066            19,990            (4,299)          984,757
Provision for inventory write-down                     -             4,900                 -                 -             4,900
                                             -----------      ------------      ------------      ------------      ------------
    Gross profit                                       -           156,141               983                 -           157,124

Selling, general and administrative               (3,904)           95,726               636                 -            92,457
Provision for asset impairment                         -             2,000                 -                 -             2,000
                                             -----------      ------------      ------------      ------------      ------------
    Earnings from operations                       3,904            58,415               347                 -            62,667

Equity in earnings (loss) of
subsidiaries                                      (1,852)                -                 -             1,852                 -
Interest expense (income)                           (403)           60,887               (20)                -            60,464
                                             -----------      ------------      ------------      ------------      ------------
    Earnings (loss) before income taxes            2,455            (2,472)              367             1,852             2,203

Income taxes                                       1,508              (262)                9                 -             1,255
                                             -----------      ------------      ------------      ------------      ------------
    Net earnings (loss)                              947            (2,210)             358             1,852               948

Preferred dividends                               10,601                 -                -                 -            10,601
                                             -----------      ------------     ------------      ------------      ------------
    Earnings (loss) available for
    common shareholders                      $    (9,654)     $     (2,210)    $        358      $      1,852      $     (9,654)
                                             ===========      ============     ============      ============      ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)


                                                                   Nine Months Ended October 3, 1998
                                             ------------------------------------------------------------------------------------
                                                                                    Non-
                                                                Guarantor         Guarantor
         Cash Flows                            Parent         Subsidiaries      Subsidiaries      Eliminations      Consolidated
         ----------                          -----------      ------------      ------------      ------------      ------------
Cash provided by (used in)
   Operating activities                      $    20,371      $    (33,730)     $      1,386      $          -      $    (11,973)

Cash provided by (used in)
   Investing activities                         (112,767)          (28,766)              (42)                -          (141,575)

Cash provided by (used in)
   Financing activities                           92,396            62,993            (1,350)                            154,039
                                             -----------      ------------      ------------      ------------      ------------
Net change in cash and cash
   Equivalents                                         -               497                (6)                -               491

Cash and cash equivalents at
   Beginning of year                                   -             4,590                14                 -             4,604
                                             -----------      ------------      ------------      ------------      ------------
Cash and cash equivalents at
   End of period                             $         -      $      5,087      $          8      $          -      $      5,095
                                             ===========      ============      ============      ============      ============


                                                                   Nine Months Ended October 2, 1999
                                             ------------------------------------------------------------------------------------
                                                                                   Non-
                                                                Guarantor        Guarantor
          Cash Flows                           Parent         Subsidiaries      Subsidiaries      Eliminations      Consolidated
          ----------                           ------         ------------      ------------      ------------      ------------
Cash provided by (used in)
   Operating activities                      $    10,090      $    (26,038)     $     (3,881)     $          -      $    (19,829)
                                             -----------      ------------      ------------      ------------      ------------
Cash provided by (used in)
   Investing activities                               71           (73,149)              (72)                -           (73,150)

Cash provided by (used in)
   Financing activities                          (10,161)          101,435             3,813                 -            95,087
                                             -----------      ------------      ------------      ------------      ------------
Net change in cash and cash
   Equivalents                                         -             2,248              (140)                -             2,108

Cash and cash equivalents at
   Beginning of year                                   -             5,554                 7                 -             5,561
                                             -----------      ------------      ------------      ------------      ------------
Cash and cash equivalents at
   End of period                             $         -      $      7,802      $       (133)     $          -      $      7,669
                                             ===========      ============      ============      ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 2, 1999.

RESULTS OF OPERATIONS

NET SALES. Net sales were $415.8 million for the three months ended October 2, 1999, representing a decrease of $4.0 million, or 1.0%, as compared to $419.8 million for the three months ended October 3, 1998. Net sales for the nine months ended October 2, 1999 increased by $28.6 million, or 2.6%, to $1,146.8 million from $1,118.2 million for the same period of the prior year. The increase in net sales due to the acquisition of Leshner on July 28, 1998 is approximately $10.0 million and $56.0 million for the three and nine months ended October 2, 1999, respectively.

GROSS PROFIT. Gross profit margins decreased to 9.5% for the three months ended October 2, 1999 from 18.5% for the three months ended October 3, 1998. Gross profit margin for the nine months ended October 2, 1999 decreased to 13.7% from 17.5% for the same period in the prior year. The declines in gross profit margin are primarily due to higher costs, unabsorbed overhead expenses related to the installation of new computer systems and equipment and a charge of $4.9 million for inventory write-down. The earnings for the quarter and year-to-date were negatively impacted by higher than planned costs associated with certain marketing initiatives and by lower margin sales due to a combination of higher costs, primarily in unabsorbed overhead, and to a lower average selling price due to a change in sales mix pursuant to the inventory reduction program.

The Company is critically reviewing all areas of its operations and taking aggressive action to improve operating results. The Company has imposed tighter control over sales and marketing programs which have adversely affected profit margins in 1999, and will continue to focus on decreasing inventory and accounts receivable and controlling operating costs

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses decreased $1.0 million to $33.2 million for the three months ended October 2, 1999, compared to $34.2 million for the three months ended October 3, 1998. As a percentage of net sales, SG&A expenses decreased to 8.0% for the three months ended October 2, 1999 from 8.1% for the three months ended October 3, 1998. SG&A expenses decreased by $3.6 million from $96.1 million, or 8.6% of net sales, for the nine months ended October 3, 1998 to $92.5 million, or 8.1% of net sales, for the same period this year.

PROVISION FOR ASSET IMPAIRMENTS. During the third quarter of 1999, the Company recorded a pre-tax $2.0 million non-cash charge to adjust the carrying value of the Opelika facility, which was closed in the first quarter of 1999, to an estimated fair market value.

INTEREST EXPENSE. Interest expense increased $2.2 million to $21.3 million for the three months ended October 2, 1999, compared to $19.1 million for the three months ended October 3, 1998. Interest expense for the nine month period ended October 2, 1999 increased $7.5 million to $60.5 million from $53.0 million for the nine month period ended October 3, 1998. The increase is primarily due to additional debt incurred in connection with the Leshner acquisition, capital expenditures in connection with the Company's plant upgrades, higher working capital requirements, and the payment of waiver and amendment fees to the Company's senior lenders aggregating $2.0 million. Average interest rates for the three month period ended October 2, 1999 declined to 8.1% from 8.4% for the period ended October 3, 1998. Average interest rates for the nine month period ended October 2, 1999 also declined to 8.0% from 8.4% for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

In December 1997, in connection with the Fieldcrest Cannon acquisition, the Company entered into new senior revolving credit and term loan facilities (the "Facilities") with a group of financial and institutional investors (the "Lending Group") for which Bank of America acts as the agent. The Facilities consisted of a $350.0 million revolving credit facility (the "Revolver") and a $250.0 million term loan facility (the "Term Loan"). The Term Loan consisted of a $125.0 million Tranche A Term Loan (the "Tranche A Term Loan") and a $125.0 million Tranche B Term Loan (the "Tranche B Term Loan"). Effective July 28, 1998, the Company amended the Facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of Leshner, allowing the Company to fund the transaction and reduce borrowings under the Revolver. The Revolver and the Tranche A Term Loan expire December 31, 2003, and the Tranche B Term Loan expires December 31, 2004. The Revolver includes $55.0 million of availability for letters of credit. At October 2, 1999, $36.7 million of letters of credit were outstanding. Subsequent to the end of the third fiscal period, the Revolver was amended to permit the Company to use for general working capital purposes, a $30.5 million portion of the Revolver previously held as a contingency reserve thereby increasing the availability under that facility.

Amounts outstanding under the Revolver and the Tranche A Term Loan bear interest at a rate based upon the London Interbank Offered Rate plus 3.00%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of .50%. These rates are subject to increase or decrease based upon the Company's ratios of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") at the end of each fiscal quarter. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities during the first three quarters of 1999 was 7.3% and the effective rate at October 2, 1999 was 7.5%.

The Facilities contain a number of financial affirmative and negative covenants which, among other things, require maintenance of a funded debt to EBITDA ratio and a fixed charge coverage ratio, and require the Company to maintain a minimum tangible net worth. Other covenants restrict, among other things, the Company's ability to incur additional debt, grant liens, engage in transactions with affiliates, make loans, advances and investments, pay dividends and other distributions to shareholders, dispose of assets, effect mergers, consolidations and dissolutions, and make certain changes in its business.

On October 2, 1999, the Company was not in compliance with certain financial covenants under the Facilities, as amended. The Company has obtained a waiver of such non-compliance through December 7, 1999. The Company is currently in discussions with the Lending Group to obtain a permanent waiver of such non-compliance and to amend the financial covenants contained in the Facilities. However, no assurance can be given that the Lending Group will grant a permanent waiver or agree to a further extension of the temporary waiver or that the Company will reach agreement with respect to any such amendment by the expiration of the existing waiver, or as to the terms of any such waiver or amendment.

As a result of the above circumstances, the Company has classified all of the debt affected by the non-compliance and related waiver as current. At October 2, 1999, the long-term debt payable within one year was $19.5 million and the debt which has been classified as current due to the term of the temporary waiver totaled $626.1 million. If the Company obtains suitable amendments of the financial covenants in the Facilities, then that portion of the debt due after one year from the Company's next reported balance sheet date would be reclassified as long-term on the Company's next reported financial statements.

As permitted under the terms of the Facilities, in May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility in order to obtain additional working capital availability. On July 27, 1999, the senior unsecured facility was amended to increase the amount of funds available to $35.0 million and to extend the original maturity date. Availability under this bank line of credit was $22.8 million at October 2, 1999. On November 15, 1999, the senior unsecured facility was again amended to further extend the maturity date. The senior unsecured facility is guaranteed on a senior basis by the Company's domestic subsidiaries. The Company is required to pay interest on any amounts borrowed under the senior unsecured facility at a rate which is based upon the London Interbank Offered Rate plus 4.0% or the prime rate plus 2.5%, at the Company's option. The senior unsecured facility matures upon termination by the Company at any time or otherwise at the earliest of: a) any increase in the commitment under the Facilities, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or b) December 7, 1999. The Company is currently in discussions with the lender under the unsecured revolving credit facility to further extend the maturity date; however, no assurance can be given that the Company and such Lender will reach agreement with respect to any such amendment, or as to the terms of any such amendment.

In the event that the Lending Group does not grant a permanent waiver or further extend the existing waiver, there would exist an event of default under the Facilities, and, as a result, the Lending Group would not be obligated to make additional advances under the Revolver, and would be entitled to declare all principal of and interest on advances under the Facilities immediately due and payable and would have the right to block payments on substantially all other long-term indebtednes of the Company. In addition, there might also occur cross-defaults under the instruments governing substantially all of the Company's other long-term indebtedness.

The debt outstanding under the Revolver as of October 2, 1999 was $23.2 million higher than at July 3, 1999. This increase was due primarily to the net loss for the period of $11.1 million, and an increase in accounts receivable of $58.4 million during the third fiscal quarter. The earnings for the quarter were negatively impacted by higher than planned costs associated with certain marketing initiatives and by lower margin sales due to a combination of higher costs, primarily in unabsorbed overhead, and to a lower average selling price due to a change in sales mix pursuant to the inventory reduction program. Consolidated inventory was reduced by $43.5 million before a charge of $4.9 million in the third fiscal quarter. The increase in accounts receivable was due, in part, to a seasonal increase in sales, but also due to a substantial increase in the number of day's sales in accounts receivable, which is attributable to slower collections. As of October 2, 1999, the Company's total debt had increased approximately $89.7 million from the period ending October 3, 1998 due primarily to higher inventory levels in order to assure product supply during the production and warehousing system implementations and to accelerated capital expenditure.projects. The Company expects to reduce borrowings for working capital for the remainder of 1999 primarily by reducing inventory and accounts receivable; however, the Company can give no assurance that it will be able to reduce inventory or receivables as planned.

As a result of the Fieldcrest Cannon acquisition, the $100.0 million aggregate principal amount of 6% Convertible Subordinated Debentures due 2012 of Fieldcrest Cannon (the "Fieldcrest Debentures") outstanding at October 2, 1999, are convertible, at the option of the holder, into a combination of cash and the Company's common stock. At October 2, 1999, if all outstanding Fieldcrest Debentures were converted, the resulting cash component to be paid to the debtholders would have been approximately $61.0 million. The Company recently notified the holders of the Fieldcrest Debentures that, given the current status of the Company's discussions with the Lending Group and certain other matters, it is not practicable or prudent for payments to be made in respect of the Fieldcrest Debentures at this time and have advised such holders that they will be offered the opportunity to rescind their surrender for conversion and regain possession of their Fieldcrest Debentures.

Based upon current and anticipated levels of operations, and aggressive efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the Revolver and the unsecured revolving credit facility, will be adequate to meet its anticipated cash requirements in the foreseeable future if it is able to achieve appropriate waivers of amendments of its senior credit facilities. In addition to cash requirements for operations, cash requirements may increase to meet the potential payment obligations under the Fieldcrest Debentures. If a substantial amount of the Fieldcrest Debentures were presented to the Company, the Company may not have adequate funds to meet this payment obligation. In the event that such amounts are not sufficient for future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that financing would be available or, if available, offered on terms acceptable to the Company.

On October 2, 1999, the Company's working capital position was adversely affected by the reclassification of long-term debt required under EITF 86-30 (See Note 6). This reclassification resulted in the Company reporting a working capital deficit of $125.9 million and a working capital ratio of 0.87 to 1 compared to working capital of $447.9 million and a working capital ratio of 2.73 to 1 on July 3, 1999. This decrease in working capital is mainly attributable to the previously mentioned re-classification of all its debt as current (See Note 6). Net cash provided by operating activities has decreased $7.8 million from a use of $12.0 million during the first nine months of Fiscal 1998 to a use of ($19.8) million during the first nine months of Fiscal 1999.

Under the terms of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock"), beginning January 1, 2000, the rate at which dividends will accrue may increase to 7% or 10% depending on the Company's earnings per share for the 1999 fiscal year. The Company will also be required to pay a one-time cumulative dividend in Series A Preferred

Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at either the 7% or 10% rate if the fiscal year 1999 earnings per share are less than the pre-determined targets. The Company has determined that it is probable that earnings per share for the 1999 fiscal year will not meet the lowest pre-determined target and that the dividend rate for the Series A Preferred Stock will increase to 10% beginning January 1, 2000. Accordingly, the Company recorded a one-time cumulative stock dividend of 8,980 Series A Preferred Shares (or $9.0 million) for the quarter ended October 2, 1999 to effectively adjust the dividend rate on the Series A Preferred Stock from the date of issuance through the end of the third quarter. The Company expects to record incremental preferred dividends in the fourth quarter of 1999 of 1,145 preferred shares (or $1.1 million) on account of the increase in the preferred dividend rate to 10%. Regularly scheduled quarterly dividends on the Series A Preferred Stock may be paid in cash or in kind at the Company's option through December 19, 2002, and thereafter may be paid only in cash. The Company intends to pay the quarterly dividend due on December 31, 1999 in additional Series A Preferred Stock.



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

The Company's systems replacement project is expected to be completed toward the end of 1999. The Oracle software development is complete. The financial application was substantially completed in October 1998. The Company's payroll conversion was completed during early 1999. The development and implementation of the manufacturing and warehousing applications requires unique customization to meet the specific needs of each plant. This process has been completed at a substantial number of the Company's facilities and is continuing at the remaining facilities into the fourth quarter of 1999.

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

The Company hired a consultant in 1999 to review the Company's Year 2000 plan and suggest improvements. The Company identified the most important issues as the safety of individuals, safety of property and the environment, and the Company's ability to manufacture and ship its products. Recommendations communicated to the Company in the second quarter of 1999 have been implemented where appropriate.

The inventory and priority assessment phases were completed with respect to each component of the Year 2000 plan in May 1998. As further described below, the remainder of the Year 2000 plan with respect to each component was substantially completed during the third quarter of 1999. However, the Company will continue to monitor, review, and perform testing in each phase through the end of 1999.

INFORMATION TECHNOLOGY SYSTEMS. Information Technology Systems include mostly applications software. The Company is remediating its applications software mostly through its systems replacement project. Other non-compliant applications software is being converted internally through custom programming or will be replaced by the software supplier. Except for the Company's pillow and pad operations, the conversion phase of Information Technology Systems was completed during the third quarter of 1999. The conversion phase of information technology Systems for the Company's pillow and pad operations is expected to be completed during the fourth quarter of 1999. The testing of converted software is ongoing and will continue through the end of 1999. Vendor software replacements and upgrades were completed during the second and third quarters of 1999 for the majority of the plant conversions. The testing of converted software will be conducted as the software is replaced and will continue through the end of the year. Contingency planning with respect to Information Technology Systems is ongoing, but the high level planning was completed during the second quarter of 1999. Detailed refinement of these plans will continue into the fourth quarter, as other system conversions are completed.

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

PROCESS CONTROL AND INSTRUMENTATION. The Process Control and Instrumentation component involves the hardware, software, and associated embedded computer chips that are used in the operation of the Company's facilities. The Year 2000 plan with respect to this component is in place. A significant portion of the Process Control and Instrumentation vendors have responded to questionnaires indicating their equipment is Year 2000 compliant. Less than 5% of those vendors who have responded have reported non-compliance. The non-compliant systems are prioritized and have been, or will be, remediated. The Company is following up with those vendors who have not responded to the questionnaires. A significant portion of the contingency planning with respect to this component was completed during the third quarter of 1999.

THIRD PARTY SUPPLIERS AND CUSTOMERS. The third party component of the Year 2000 plan involves identifying and prioritizing critical business partners at the direct interface level and communicating with them about their plans and progress in addressing the Year 2000 issue. Detailed evaluations of the most important third parties are substantially completed. The Company is developing contingency plans based upon these evaluations. Contingency planning will continue with the Company's business partners throughout 1999. The Company believes the development and implementation of this component of the Year 2000 plan is on schedule.

COSTS TO ADDRESS THE BUSINESS SYSTEM REPLACEMENTS AND YEAR 2000

As of October 2, 1999, the Company's cumulative direct expenditures on the systems replacement project were approximately $86.1 million. A portion of these costs relate to expenditures made prior to the acquisition of Fieldcrest Cannon. The Company estimates that direct expenditures will approximate an additional $7.1 million to complete the systems replacement in the fourth fiscal quarter of 1999. The installation of various manufacturing components of the new Information Technology Systems required certain plant shut-downs and generated substantial manufacturing inefficiencies resulting in increased manufacturing costs, unabsorbed overhead costs and delayed, missed, product shipments. These costs are difficult to quantify precisely and are not included in the direct expenditures cited above. Expenses to complete remediation are not expected to significantly impact the Company's results of operations or financial position. The Company believes that it will have sufficient operating cash flows for any remaining costs related to the systems replacement project and the Year 2000 plan. The Company does not expect that these costs will materially affect its liquidity or financial condition; however, the Company can make no assurance that the actual costs will not exceed those estimated above or that it will have available liquidity to fund any such additional costs.

RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES

The Company's failure to resolve Year 2000 issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties, upon whom the Company's business relies, to timely remediate their Year 2000 issues could result in disruption of the Company's supply of materials and parts, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes the Year 2000 Plan will adequately address the Company's internal Year 2000 issues, until the Company receives responses from all significant business partners, the overall risks associated with the Year 2000 issue remain difficult to accurately assess and quantify. Therefore, the Company cannot be certain that the Year 2000 issue will not have a material adverse effect on the Company and its operations.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.1     Third Amendement to Term Credit Agreement dated as of
                  May 5, 1999

         10.2 Fourth Amendment to Term Credit Agreement dated as of October 8, 1999

         10.3 Fourth Amendment to Amended and Restated Credit Agreement dated as of October 8, 1999

         27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

         None

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  November 16, 1999                    PILLOWTEX CORPORATION
                                            (Registrant)



                                             /s/ John C. Macaulay
                                            ----------------------------------
                                             John C. Macaulay
                                             Senior Vice President - Finance
                                             (Principal Financial Officer)

                                INDEX TO EXHIBITS

TO BE REVISED

  Exhibit                                                                                   Method of Filing
  -------                                                                                  -----------------------------------

   10.1     Third Amendment to Term Credit Agreement dated as of May 5, 1999                Filed herewith electronically

   10.2     Fourth Amendment to Term Credit Agreement dated as of October 8, 1999           Filed herewith electronically

   10.3     Fourth Amendment to Amended and Restated Credit Agreement dated as of
            October 8, 1999                                                                 Filed herewith electronically

   27.1     Financial Data Schedule                                                         Filed herewith electronically