Form 10-K405
period 2000-01-01
PILLOWTEX CORP
filed 2000-03-31
CIK 896265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                   FORM 10-K

  X   Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934
                   For the fiscal year ended January 1, 2000

_____   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
                 For the Transition Period from ____ To ______

                        Commission File Number 1-11756

                             PILLOWTEX CORPORATION
            (Exact name of registrant as specified in its charter)

          Texas                                       75-2147728
  (State of Incorporation)                         (I.R.S. Employer
                                                   Identification No.)

    4111 Mint Way, Dallas, Texas                           75237
(Address of Principal Executive Offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (214) 333-3225
                                ________________

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
          Title of Each Class                    on Which Registered
          -------------------                    -------------------
      Common Stock, $0.01 par value              New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
                                ________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X  No __
                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2000 was $36,194,929.

As of March 20, 2000, Registrant had 14,232,269 shares of Common Stock outstanding.
                               __________________
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

  Unless the context otherwise requires, references to the "Pillowtex" or the "Company" include Pillowtex Corporation and its subsidiaries.


                        CAUTIONARY STATEMENT REGARDING
                          FORWARD-LOOKING STATEMENTS

  This report and other reports and statements, including those incorporated by reference herein, filed by Pillowtex from time to time with the Securities and Exchange Commission contain or may contain certain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, Pillowtex's management. Any statements preceded by, followed by, or that include the words "anticipates," "believes" "expects," "estimates," "intends," or similar expressions contained in Pillowtex's SEC filings, as well as any other statements contained in Pillowtex's SEC filings regarding matters that are not historical facts, are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

  Because such forward-looking statements are subject to various risks and uncertainties, results and values may differ materially from those expressed in or implied by such statements. Many of the factors that will determine these results and values are beyond Pillowtex's ability to control or predict. Pillowtex's shareholders are cautioned not to place undue reliance on such statements, which speak only as of the date of the document in which they are contained.

  Pillowtex's shareholders should understand that the following important factors, in addition to those discussed elsewhere in Pillowtex's SEC filings, could affect Pillowtex's future results and could cause results and values to differ materially from those expressed in or implied by such forward-looking statements: (i) Pillowtex's significant leverage and debt service obligations;
(ii) the restrictive covenants contained in the instruments governing Pillowtex's indebtedness; (iii) Pillowtex's ability to address the matters giving rise to the adverse changes to results of operations experienced by Pillowtex in 1999; (iv) the price and availability of raw materials used by Pillowtex; (v) general retail industry conditions; (vi) Pillowtex's ability to renew key trademark licenses; (vii) the goodwill associated with the brand names owned by Pillowtex and Pillowtex's ability to protect its proprietary rights in such brand names; (viii) Pillowtex's ability to retain key customers; (ix) Pillowtex's relationships with both union and non-union employees; (x) the influence of significant shareholders of Pillowtex; (xi) Pillowtex's dependence on key management personnel; and (xii) the seasonality of Pillowtex's business. The foregoing factors are discussed herein in greater detail under the caption "Risk Factors" beginning on page 10 hereof.


                                    PART I

ITEM 1.  BUSINESS
         --------

General

  Founded in 1954, Pillowtex is one of the largest North American designers, manufacturers, and marketers of home textile products. Pillowtex's extensive product offerings include a full line of utility and fashion bedding and complementary bedroom textile products, as well as a full line of bathroom and kitchen textile products. As a leading supplier across all distribution channels, Pillowtex sells its products to most major mass merchants, department stores, and specialty retailers. It provides its customers with a centralized "one-stop" source for their home textile merchandise. Pillowtex also markets its products to wholesale clubs, catalog merchants, institutional distributors, and international customers and on the Internet.

  Pillowtex, through its operating subsidiaries, manufactures and markets its products utilizing established and well-recognized Pillowtex-owned brand names. In addition, through licensing agreements, Pillowtex currently has rights to manufacture and, in some instances, market bedding products under other well-known brand names. Pillowtex also manufactures products for customers under their own brand names.

  Pillowtex's diverse portfolio of top brand names allows it to differentiate Pillowtex's products from those of its competitors. Pillowtex also provides distinct brand names for different channels of retail distribution and for different price points.

Competitive Strengths

  Pillowtex is one of the largest firms in the home textile industry and has significant competitive strengths. Pillowtex has:

  . one of the largest market shares in North America in bath towel, bed pillow, blanket, and down comforter products; and

  . a significant market share in each of the sheet, pillowcase, mattress pad, fashion bedding, bath rug, and kitchen textile products.

  Pillowtex's management team believes the following competitive strengths enhance Pillowtex's position in the marketplace:

  . Pillowtex Owns Industry Leading Brands. Pillowtex owns some of the most recognizable brand names in the industry, including Royal Velvet(R), Cannon(R), Fieldcrest(R), Royal Family(R), Charisma(R), St. Mary's(R), Touch of Class(R), Royal Velvet Big & Soft(R), and Beacon(R). Furthermore, through licensing agreements, Pillowtex currently has rights to manufacture and, in some instances, market certain bedding products under such well-known brand names as Ralph Lauren and Comforel(R). This diverse portfolio of top brand names enables Pillowtex to assist its customers in coordinating their product offerings and differentiating such offerings from those of their competitors.

  . Pillowtex Has Established Strong Customer Relationships. Pillowtex has established relationships with substantially all of the 50 top home textile retailers in North America. These strong relationships create a stable base from which Pillowtex can pursue future business and new product introductions.

  . Pillowtex Has Developed Creative Merchandising Strategies. Through partnerships with its customers, Pillowtex has developed extensive merchandising programs. These partnerships have resulted in the creation of successful new products, product mix strategies, point-of-sale concepts, and advertising campaigns. Retail customers are increasingly demanding exclusive or specially designed product lines to differentiate their product offerings from those of other retailers and to implement price tiering in order to achieve higher margins. Pillowtex will continue to collaborate with its retail customers to design products and marketing programs responsive to individual customer's needs.

  . Pillowtex Has Maintained Low Cost Operating Capabilities. Despite the operational inefficiencies experienced in 1999, Pillowtex believes that it is one of the lowest cost producers of bath towels, bath rugs, sheets and other decorative bedding products, bed pillows, blankets, down comforters, and mattress pads in the home textile industry. Pillowtex has achieved this status as a result of its continued emphasis on cost-containment and capital expenditures to obtain greater plant efficiencies. Pillowtex has efficient, low cost towel and bath rug production capabilities, including a new, state-of-the-art towel production facility. This strategy has given Pillowtex a competitive advantage allowing it to operate with percentages of selling, general, and administrative expenses relative to sales that are among the lowest in the industry.

Business Strategy

  Pillowtex's strategic objectives include the following:

  . Pillowtex Will Continue To Capitalize On Its Industry Leading Position. Pillowtex will continue to leverage its market leadership by implementing sales and marketing programs designed to facilitate a customer- driven "pull" strategy. In addition, Pillowtex will continue to enhance product value and facilitate greater product differentiation by cross-marketing both bed and bath products using Pillowtex's strong brand names.

     . Pillowtex Will Continue To Develop The Top "One-Stop Shop" For Home Textiles. Pillowtex will continue to expand its broad product assortments across diverse product lines in order to offer its retail customers a centralized "one-stop" purchasing source for their home textile merchandise, giving it a significant competitive advantage. Pillowtex will continue to broaden its product assortment through the expansion of the products offered under its existing brand names, new product development, and licensing agreements. Pillowtex's extensive assortment of home textile products includes fashion and utility bedding and complementary bedroom textile products, as well as a full line of bathroom textile products.

  . Pillowtex Will Continue To Strengthen Customer Relationships. Pillowtex has a long history of strong customer relationships with the top retailers in the United States and Canada. Pillowtex will continue to develop these relationships by providing value-added services, such as innovative marketing and cross-merchandising opportunities. Pillowtex has significantly increased the value of its services to retailers by expanding its traditional product lines. Aside from its traditional bed pillow, blanket, down comforter, and mattress pad product lines, Pillowtex has now added towel, bath rug, sheet, fashion bedding, and kitchen textile product lines. With this expansion, Pillowtex has created a centralized purchasing source. As a result, Pillowtex has successfully used established and well-recognized Pillowtex-owned brand names across all such product lines. Pillowtex continues to increase the use of marketing and cross-merchandising services to create opportunities for added sales. At the same time, Pillowtex provides retailers with more opportunities to differentiate their product offerings from those of their competitors.

  . Pillowtex Will Continue To Enhance Operational Efficiencies. Pillowtex will continue to focus on reducing its manufacturing cost structure. Pillowtex continually reviews its current operations and investments in automation, equipment modernization, process improvements, and system controls throughout all aspects of its business. Significant opportunities exist to improve production efficiency through capital investment, improved operational logistics, selective outsourcing, and increased utilization of information systems. Pillowtex will complete during fiscal year 2000, a three-year program of capital expenditures in excess of $275.0 million. As of March 4, 2000, approximately $233.5 million had been spent under this program. Pillowtex has used these capital expenditures principally to modernize certain acquired sheet and towel manufacturing facilities through the addition of new machinery and equipment. Pillowtex anticipates that approximately $50 million in capital expenditures will be made in fiscal year 2000.

Products

  General

  Pillowtex has expanded beyond its traditional pillow operations largely through strategic acquisitions, including the 1997 acquisition of Fieldcrest Cannon and the 1998 acquisition of Leshner. As a result of all these acquisitions, Pillowtex's extensive product offerings now include a full line of utility and fashion bedding and complementary bedroom textile products, as well as a full line of bathroom and kitchen textile products.

  Bedding and Other Bedroom Textile Products

  Bed Pillows. Pillowtex is a leading manufacturer and marketer of bed pillows in North America. Pillowtex produces and markets a broad line of traditional bed pillows, as well as specially designed bed pillows such as body pillows. Pillowtex offers products at various levels of quality and price. Pillowtex's products range from synthetic pillows sold at relatively low retail prices to fine white goose down pillows sold at much higher price points.

  Pillowtex is a leading feather and down pillow manufacturer in North America. These products contain quality goose and duck down, or blends of feather and down, in a range of grades. These materials, known as "natural fill," have gained popularity for their loft and resiliency.

  Pillowtex also manufactures and markets a full line of bed pillows featuring staple (cut and crimped), tow (continuous filament), and cluster (individual ball) synthetic fiber fills. Pillowtex is a leading supplier of premium synthetic and latex bed pillows in North America.

  Blankets. Pillowtex is a leading producer of adult blankets in North America. It manufactures woven and non-woven conventional and thermal weave blankets and throws in a wide assortment of fibers, including cotton, wool blend, acrylic, and polyester. Pillowtex is the exclusive North American supplier of blankets to Ralph Lauren. Pillowtex also markets infant blankets with products ranging from non-woven receiving blankets to the finest Supima(R) cotton crib blankets.

  Down Comforters. Pillowtex was a pioneer in marketing down comforters in the United States, and is now a leading manufacturer and marketer of down comforters in North America. Down comforters have become increasingly popular for both their insulation and fashion qualities, selling well in both warm and cool climates. They are sold at department stores, specialty stores, and mass merchants at a variety of prices. Increasingly popular higher-end comforters typically offer more down fill, have higher thread count shells, and feature more appealing "surface interest", such as damask dots, stripes, and checks.

  Mattress Pads. Pillowtex is a leading manufacturer and marketer of mattress pads in North America. It produces and markets a complete line of mattress pads, including sizes for adults and children, natural and synthetic filled, flat, fitted, and stretch-to-fit mattress pads (adjustable fit mattress pads made with Lycra(R), a multidirectional stretch material produced by DuPont). Pillowtex's stretch-to-fit mattress pads correctly fit a broad range of mattress thicknesses, including pillow top mattresses.

  Sheets and Other Fashion Bedding. Pillowtex produces a wide variety of sheets, ranging from muslin to the finest 360-thread count 100% pima cotton sheets. Its principal brand names for this product line include Cannon(R), Fieldcrest(R), Royal Velvet(R), and Charisma(R). Pillowtex's sheeting strengths include solid color sheets with coordinating decorative bedding accessories. In addition to sheets, Pillowtex's fashion bedding products consist of matching synthetic fill comforters, comforter covers, and pillow shams along with coordinated ruffled or pleated bed skirts. Retail prices of Pillowtex's sheets vary widely based on size, thread count, and fabric type.

  Other Bedroom Textiles. Pillowtex also offers a variety of other complementary bedroom textile products, including featherbeds, pillow protectors, decorative pillows, and window treatments. These products represent a source of additional profitability as "add-on" sales for retailers.

  Bathroom Textile Products

  Towels. Pillowtex's bathroom textile products include bath, hand, and fingertip towels, washcloths, and bath mats. Royal Velvet(R), Fieldcrest(R), Cannon(R), Charisma(R), Royal Velvet Big & Soft(R), and St. Mary's(R) are well-known, high quality towel brand names. These brand names provide Pillowtex with a strong market position in substantially all key sectors of the North American market. Pillowtex is also recognized as the color leader in the towel industry as it markets 40 colors in its Royal Velvet(R) franchise. In the marketplace, Pillowtex differentiates its towels by using fine ring spun cotton yarns to produce Royal Velvet(R) towels and pima cotton yarns for Charisma(R) towels.
The towel line includes solid colors, woven stripes, and fancy jacquards, as well as printed towels. Retail prices of Pillowtex's towels range widely based on, among other things, size, weight, and yarn type.

  Bath Rugs. Pillowtex also markets a variety of bath and accent rugs in conjunction with its towel offerings. These products come in a variety of sizes and are marketed under the Royal Velvet(R), Cannon(R), Fieldcrest(R), Royal Family(R), and Charisma(R) brands, as well as under private labels.

  Kitchen Textile Products

  Pillowtex is a leading manufacturer and marketer of kitchen textile products in North America. Pillowtex's kitchen products include terry towels, terry dish cloths, waffle weave and flat woven dish cloths, bar mops, utility cloths, pot holders, and oven mitts. A variety of constructions include yarn-dye checks, stripes, and plaids coordinating with piece-dye solids as well as printed fashion motifs. Fabricated pot holders, oven mitts, and other coordinating accessories accompany most of Pillowtex's kitchen ensembles.

Marketing And Sales

  Pillowtex markets its products to major mass merchants, department stores, and specialty retail stores, as well as to wholesale clubs, catalog merchants, institutional distributors, and international customers.

  Pillowtex's top ten customers accounted for approximately 49.5% of its total net sales in 1999. Wal-Mart (including Sam's Club Stores) accounted for approximately 20.5% of Pillowtex's total net sales in 1999. No other customer accounted for more than 10% of Pillowtex's total net sales in 1999. Consistent with industry practice, Pillowtex generally does not operate under long-term written supply contracts with its customers.

  Pillowtex segments its Fieldcrest portfolio of brand names by distribution channel in order to solidify the perceived value of such brands and maintain their integrity. Royal Velvet(R), Charisma(R), Fieldcrest(R), and Royal Family(R) brand name bed and bath products are distributed primarily through leading department stores, specialty home furnishing stores, and catalog merchants. St. Mary's(R) and Cannon(R) brand name bed and bath products are distributed through mass merchants. Pillowtex's Royal Velvet(R), Charisma(R), and Cannon(R) brand names receive national consumer advertising. Pillowtex sells private brands primarily through large chain stores. It also sells a smaller amount of unbranded products to institutional and government customers.

  Pillowtex's current international business is concentrated in Canada.
However, Pillowtex also sells its products in other foreign markets, including Asia, Australia, Europe, Mexico, and South America. Sales outside the United States accounted for approximately 6.0% of total sales in 1999, 7.8% in 1998 and 6.4% in 1997. During the last three years less than 5% of the Pillowtex's assets have been located outside the United States.

  In order to maximize product exposure and increase sales, Pillowtex works closely with its major customers to assist them in merchandising and promoting Pillowtex's products to the consumer. In addition to frequent personal consultation with the employees of such customers, Pillowtex meets periodically with the senior management of these customers. Pillowtex assists them in developing joint merchandising programs, new products, product mix strategies, point-of-sale concepts, and advertising campaigns specifically tailored to that customer's needs. Pillowtex also provides its customers merchandising assistance with store layouts, fixture designs, point-of-sale displays, and advertising materials.

  Pillowtex's electronic data interchange system allows customers to place, and Pillowtex to fill, track, and bill, orders by computer. This system enables Pillowtex to ship products on a "quick response" basis.

  Pillowtex's experienced sales people generally sell Pillowtex's products. However, the Ralph Lauren sales force sells some of the Ralph Lauren products manufactured by Pillowtex.

Trademarks And License Agreements

  Pillowtex manufactures products:

  .  under its proprietary Pillowtex-owned trademarks and trade names;

  .  under some licensed trademarks and trade names; and

  .  under customer-owned private labels.

  Pillowtex regards its trademarks and trade names as valuable assets and vigorously protects them against infringement. Pillowtex uses trademarks, trade names, and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

  Pillowtex holds the exclusive license for the highly regarded Ralph Lauren trademark for pillows, blankets, down comforters, mattress pads, and bath rugs in the United States and Canada. In addition, Pillowtex holds a non-exclusive license to manufacture, and in certain cases sell, a variety of fashion bedding products under the Ralph Lauren trademark in the United States, Canada, and Mexico. Pillowtex's licenses with Polo/Ralph Lauren Corporation expire on June 30, 2001. Upon their expiration, there can be no assurance that Pillowtex will be able to renew the licenses on acceptable terms.

  Pillowtex manufactures products for some customers under the customer's private labels. Products manufactured under customer-owned private labels are marketed by the customer. Pillowtex currently manufactures products for Kmart under the MARTHA STEWART EVERYDAY(R) brand name.

  Pillowtex occasionally identifies product lines for which it is more advantageous for Pillowtex to license third parties to use its brand names for use in the manufacture and sale of these products. These license agreements require third parties to pay royalties to Pillowtex based upon product sales and generally require payments of minimum annual royalties. In January 1998, Pillowtex entered into a license agreement with Ex-Cell Home Fashions, Inc. whereby Pillowtex granted Ex-Cell an exclusive license to manufacture, sell, and distribute shower curtains and bath accessories under some of Pillowtex's trademarks and trade names. In January 1999, Pillowtex entered into a license agreement with Bardwil Industries, Inc. under which Pillowtex granted Bardwil an exclusive license to manufacture, sell, and distribute tablecloths and other table-top accessories under some of Pillowtex's trademarks and trade names.

  See "Risk Factors - Pillowtex Is Dependent On Specific Brand Names" and "- Pillowtex Is Dependent On Specific Key Licenses."

Product Development

  Pillowtex's product development staff creates and develops products with new or superior performance characteristics in cooperation with various outside sources, including its suppliers and customers. Pillowtex's ability to develop products responsive to individual customers' needs is an important competitive advantage. As a result, Pillowtex commits time and resources to identifying new materials, designs, and products from a variety of domestic and international vendors.

Manufacturing And Distribution

  General

  Pillowtex operates an extensive network of facilities in Texas, Alabama, California, Georgia, Illinois, Mississippi, New York, North Carolina, Pennsylvania, South Carolina, Virginia, and Toronto, Canada in connection with the manufacture and distribution of Pillowtex's product lines. This nationwide manufacturing and distribution network enables Pillowtex to ship its products cost effectively to all major cities in North America.

  In addition, Pillowtex operates 45 retail outlet stores that sell certain of Pillowtex's products directly to customers. These stores sell both first quality merchandise and seconds or "off-goods" at competitive retail prices. Pillowtex believes that its retail outlet stores provide an effective channel for the distribution of second quality merchandise.

  Bedding and Other Bedroom Textile Products

  Bed Pillows. The hub of the network for bed pillows is located in Dallas, Texas, where Pillowtex operates one of the largest feather and down processing facilities in North America. State-of-the-art computerized washing and sorting equipment process feather and down. Pillowtex later sorts these products into a variety of mixtures and grades used in manufacturing natural fill pillows and comforters. Pillowtex ships raw materials, along with imported products, to its regional facilities for final assembly and distribution to customers. Pillowtex also operates an automated sewing facility in Dallas, Texas, where high speed computerized machines cut and sew fabric into pillow shells.

  Many of Pillowtex's regional manufacturing facilities produce natural fill and synthetic fill pillows. Pillowtex assembles natural fill pillows by blowing processed feather and down into the pillow shell and sewing the open seam closed. Pillowtex produces synthetic fill pillows on machines known as garnets. Garnets pull, comb, and expand compressed polyester fibers. Once expanded, Pillowtex inserts the fibers into a pillow shell and sews the open seam shut.

  Blankets. Pillowtex spins yarn and produces blankets at manufacturing facilities in North Carolina and South Carolina. These plants provide full vertical production capability, including spinning, weaving, dyeing, and finishing.

  Down Comforters. Pillowtex manufactures its line of natural fill comforters at its California, Illinois, Mississippi, Pennsylvania, and Toronto, Canada locations using processed down from the Dallas facility.

  Mattress Pads. Pillowtex manufactures mattress pads at the California, Mississippi, Pennsylvania, and Toronto, Canada facilities by two automated methods. The traditional quilt sewing method uses high speed equipment that sews the top, bottom, and fill material together. The sonic method fuses the top, bottom, and fill material together.

  Sheets and Other Fashion Bedding. Pillowtex produces bed sheet products at its facilities in Kannapolis and Concord, North Carolina, and Union City, South Carolina. These facilities provide a full range of Pillowtex's sheet products for substantially all channels of distribution. Pillowtex spins cotton and synthetic fibers into yarn and weaves the yarn into greige cloth for finishing, dyeing, cutting, and sewing. Pillowtex produces synthetic fill comforters and other decorative bedding products, such as pillow shams and decorative pillows, at its Eden, North Carolina and Rocky Mount, North Carolina facilities. The product is later packaged for shipment to retail customers.

  Other Bedroom Textiles. Pillowtex manufactures other complementary bedroom textile products, such as featherbeds, pillow protectors, decorative pillows, and window treatments, at one or more of the facilities described above.

Bathroom Textile Products

  Towels. Pillowtex produces bath towels at its facilities in Alabama, Georgia, North Carolina, and Virginia. Cotton and synthetic fibers are spun into yarns, and then woven into fabric or greige cloth. The fabric is then finished, dyed, cut, and sewn into finished towel products. Pillowtex's Fieldale, Virginia facility generally produces the higher quality products for department and specialty stores. The Columbus, Georgia, Phenix City, Alabama, and Hawkinsville, Georgia facilities generally support Pillowtex's mass merchant business channel. The Kannapolis, North Carolina facility produces both types of products and, as a result, supports both distribution channels.

  Bath Rugs. Pillowtex produces bath rugs in its Scottsboro, Alabama facility. Pillowtex punches tufted yarn into fabric and cuts it to a uniform height. Pillowtex then applies a latex coating to the underside of the fabric to hold the fibers. Finally, the product is dyed, cut, and finished.

  Kitchen Textile Products

  Pillowtex manufactures its kitchen textile products at its facilities in Phenix City, Alabama, Hawkinsville, Georgia, and Kannapolis, North Carolina.

  Quality Control Programs

  Pillowtex has quality control programs in place to ensure that its products meet quality standards established both internally and by its customers. Pillowtex devotes significant resources to support its quality improvement efforts. Each manufacturing facility has a quality control team that identifies and resolves quality issues. Pillowtex attempts to maintain close contact with customer quality control or other appropriate personnel to ensure that Pillowtex understands the customers' requirements. Pillowtex also has programs with its major suppliers to ensure the consistency of purchased raw materials by imposing strict standards and materials inspection, and by requiring rapid response to Pillowtex's complaints.

Raw Materials And Imports

  General

The principal raw materials that Pillowtex uses in manufacturing its various product lines are:

  .  cotton;

  .  feather and down;

  .  synthetic (polyester and acrylic) fibers; and

  .  cotton and polyester-cotton blend fabrics.

A wide variety of sources offer these materials and Pillowtex currently expects no significant shortage of these materials. Management believes that its relationships with its suppliers are generally good. See "Risk Factors-Pillowtex Is Dependent On Specific Raw Materials."

  Cotton

  Domestic cotton merchants are Pillowtex's primary source of cotton.
Pillowtex uses significant quantities of cotton. To reduce the effect of potential price fluctuations in cotton prices, Pillowtex makes commitments for a portion of its anticipated future purchases of cotton.

  Feathers and Down

  Pillowtex imports feather and down from several sources outside the United States. Pillowtex purchases a majority of these products from China, where feather and down are by-products of ducks and geese raised for food. Pillowtex generally purchases feather and down from its suppliers in China on open credit terms without letters of credit. Pillowtex also purchases some feather and down from suppliers in Europe.

  Synthetic Fibers

  Domestic fiber producers are Pillowtex's primary source of synthetic fibers. Pillowtex purchases synthetic fiber from, among others, E.I. DuPont de Nemours & Co., Wellman, Inc., Solutia, Cytec Industries Inc., Kosa, and Kanematsu U.S.A. Inc. To reduce the effect of potential price fluctuations, Pillowtex makes commitments for a portion of its anticipated future purchases of synthetic fibers.

  Fabric

  Pillowtex uses fabric purchased from third parties in the production of pillow shells, comforter covers, and various other products. Although the Company believes that fabric is a commodity-type product, it currently purchases large quantities of pillow ticking fabric from a single supplier, Santee Print Works, to control costs and assure quality. Consistent with industry practice, Pillowtex and Santee Print Works have not entered into a long-term supply contract. However, to reduce the effect of potential price fluctuations, the Company occasionally makes commitments for future purchases from Santee Print Works. In addition, Pillowtex imports the majority of its down comforter shells from China and India.

  Other

  Some of Pillowtex's stretch-to-fit mattress pads use Lycra(R) skirting. Because of DuPont's patent on Lycra(R), it is the exclusive supplier of this material. Management believes that the risk that DuPont will cease to manufacture and sell Lycra(R) is minimal.

Competition

  Pillowtex participates in a highly competitive industry. It competes with a number of established manufacturers, importers, and distributors of home textile furnishings, some of which have greater financial, distribution, and marketing resources than does the Company. Pillowtex competes on the basis of price, quality, brand names, and service. See "-Competitive Strengths" and "-Business Strategy" above.

Government Regulation

  Pillowtex must comply with various federal, state, and local environmental laws and regulations governing the discharge, storage, handling, and disposal of various substances. The Company must also comply with federal and state laws and regulations that require certain of its products to bear product content labels containing specified information, including their place of origin and fiber content. In addition, a variety of federal, state, local, and foreign laws and regulations relating to worker safety and health, advertising, importing and exporting, and other general business matters, govern Pillowtex's operations. Laws and regulations may change, and Pillowtex cannot predict what effect, if any, changes in various laws and regulations might have on its business.

Backlog

  A number of factors affect the amount of Pillowtex's backlog orders at any particular time. These factors include seasonality and scheduling of the manufacturing and shipment of products. In addition, in 1999, Pillowtex experienced disruptive operational difficulties in connection with the installation of new production and warehousing computer systems and new production equipment that affected the level of backlog orders. See "-Risk Factors - Pillowtex Experienced Adverse Changes In Its Results of Operations For Its 1999 Fiscal Year." In general however, Pillowtex's electronic data interchange and "quick response" capabilities have resulted in shortened lead times between submission of purchase orders and delivery and have lowered the level of backlog orders. Consequently, Pillowtex believes that the amount of its backlog is not an appropriate indicator of levels of future production.

Employees

  As of March 24, 2000, Pillowtex had approximately 14,000 employees.

  As of March 24, 2000, Pillowtex and/or its subsidiaries had entered into the following collective bargaining agreements:

                                                                                                              Approximate
                                                                                                               Number of
                                                                                                            Bargaining Unit
                           Union                                     Location Covered          Expiration      Employees
                          ------                             --------------------------------  -----------  ---------------
Union of Needletrades, Industrial and Textile Workers        Phenix City, Alabama;               02/01/03             7,915
                                                             Columbus, Georgia;
                                                             Concord, North Carolina;
                                                             Eden, North Carolina;
                                                             Kannapolis, North Carolina;
                                                             Salisbury, North Carolina;
                                                             and Fieldale, Virginia
Union of Needletrades, Industrial and Textile Workers        Phenix City, Alabama;               10/01/01               426
                                                             Hawkinsville, Georgia; and
                                                             Macon, Georgia
Union of Needletrades, Industrial and Textile Workers        Toronto, Ontario, Canada            03/31/00*              194
United Auto Workers                                          Tunica, Mississippi                 07/31/03               333
Warehouse, Mail Order, Office, Technical                     Chicago, Illinois                   01/31/03               168
    and Professional Employees (Teamsters)

*This agreement is currently being re-negotiated and is operating under a month to month letter of extension.

  As of March 24, 2000, approximately 39% of Pillowtex's employees had chosen to have union dues deducted from their pay checks.

  Since 1991, the Union of Needletrades, Industrial and Textile Workers (UNITE) had campaigned to organize hourly workers at Pillowtex plants in Concord, North Carolina, Kannapolis, North Carolina and Salisbury, North Carolina. In June 1999, UNITE was elected as a bargaining representative for hourly workers at those plants. In February 2000, Pillowtex and UNITE entered into a contract covering employees at those plants, as well as the employees represented by UNITE at Pillowtex's plants in Eden, North Carolina; Phenix City, Alabama; Columbus, Georgia; and Fieldale, Virginia.

  Pillowtex believes that it has good relationships with both its union and non-union employees generally.

Risk Factors

  Pillowtex and its businesses are subject to a number of risks including those enumerated below. Any or all of such risks could have a material adverse effect on the business, financial condition, results of operations or prospects of Pillowtex or on the market price of Pillowtex's Common Stock. See also "Cautionary Statement Regarding Forward-Looking Statements" above.

  Pillowtex Has Significant Leverage And Liquidity Concerns

  Leverage. Pillowtex is highly leveraged. At January 1, 2000, Pillowtex had total outstanding long-term debt (including the current portion of long-term debt) of $1,051.1 million and total shareholders' equity of $207.4 million as compared to total outstanding long-term debt (including the current portion of long-term debt) of $956.9 million and total shareholders' equity of $237.9 million at January 2, 1999. This increase in indebtedness is primarily due to :

  . increased accounts receivables due to slower collections resulting in part from the conversion to new production and warehousing computer systems and increased customer deductions;

  .  capital expenditure projects; and

  . net losses experienced in the third and fourth quarters (see "-Pillowtex Has Experienced Adverse Changes In Its Results of Operations For Its 1999 Fiscal Year").

The level of Pillowtex's debt could have important consequences to its business activities, including:

  . substantially all of Pillowtex's cash flow from operations must be dedicated to scheduled debt service and capital expenditures and accordingly, will not be available for other purposes;

  . Pillowtex's level of debt could make it difficult to obtain additional debt financing in the future, even if needed for working capital or capital expenditures; and

  . Pillowtex's level of debt could limit its flexibility in reacting to changes in its industry or general economic conditions.

  Liquidity. Pillowtex's ability to service its debt and other obligations will depend upon its future operating performance. Prevailing economic conditions and financial, business, and other factors will affect Pillowtex's future operating performance. See "-Pillowtex Experienced Adverse Changes In Its Results of Operations For Its 1999 Fiscal Year." Because a significant portion of Pillowtex's debt bears interest at a floating rate, Pillowtex's ability to service its debt and other obligations will also depend on prevailing interest rates and general financial conditions.

  The availability of borrowings under Pillowtex's senior secured revolving credit facility will also affect Pillowtex's future operating performance and its ability to service debt and other obligations. The revolving credit facility includes $55.0 million of availability for letters of credit. At March 24, 2000, $37.4 million of letters of credit were outstanding. At March 24, 2000, Pillowtex had $43.2 million available for borrowing under the senior secured revolving credit facility.

  As a result of Pillowtex's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Subordinated Debentures due 2012 of Fieldcrest Cannon are convertible, at the option of the holders, into a combination of cash and Pillowtex's Common Stock. During the fourth quarter of 1999, Pillowtex notified the holders of the 6% Convertible Debentures that it was not practicable or prudent for the Company to make payments in respect of the conversion of the 6% Convertible Debentures. The Company advised holders that had given notice of conversion and surrendered their 6% Convertible Debentures that they could rescind their notice of conversion. As of March 24, 2000, the cash component due in respect of the 6% Convertible Debentures that had been surrendered without subsequent rescission was $9.1 million. In addition, as of March 24, 2000, $96.5 million aggregate principal amount of the 6% Convertible Debentures remained outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, the resulting cash component to be paid to the holders of the 6% Convertible Debentures would have been approximately $61.0 million. Pillowtex is currently prohibited under the terms of its senior subordinated debt from making payments in respect of the 6% Convertible Debentures except for interest and at maturity or pursuant to sinking fund obligations. Pillowtex has initiated discussions with certain holders of its 6% Convertible Debentures regarding a potential restructuring of the 6% Convertible Debentures. Any comprehensive restructuring of the 6% Convertible Debentures involving cash payments (other than pursuant to sinking fund obligations) would likely require the consent of the holders of Pillowtex's senior subordinated debt. The Company cannot guarantee that it will be able to restructure the 6% Convertible Debentures nor can it predict the terms of any potential restructuring of that debt. See "Risk Factors - Pillowtex Faces Restrictions Imposed By Terms Of Its Debt."

  In any event, Pillowtex will require substantial amounts of cash to fund-scheduled payments of principal and interest on its outstanding debt, future capital expenditures, and any increased working capital requirements. If the Company is unable to meet its cash requirements out of cash flow from operations and available borrowings, it cannot be certain that it will be able to obtain alternative financing. In the absence of such financing, the Company could be limited in its ability to:

  .  respond to changing business and economic conditions generally;

  .  absorb adverse operating results; or

  .  fund capital expenditures, if any.

  Effective as of March 31, 2000, the maturity date of Pillowtex's senior secured debt was shortened to January 31, 2002. Pillowtex cannot guarantee that it will be able to extend such maturity date or refinance such debt on acceptable terms on or prior to January 31, 2002.

Pillowtex Faces Restrictions Imposed By Terms Of Its Debt

  Instruments governing Pillowtex's debt restricts, among other things, the Company's ability, and the ability of its subsidiaries, to:

  .  incur additional debt;

  . pay dividends or make other restricted payments (including payment on subordinated debt);

  .  incur liens to secure equal or subordinated debt;

  .  make investments, loans or advances;

  .  make capital expenditures;

  .  sell stock of subsidiaries;

  .  make asset sales and utilize net proceeds from permitted asset sales;

  .  merge or consolidate with any other person;

  . sell, assign, transfer, lease, convey, or otherwise dispose of substantially all of its assets;

  .  enter into transactions with affiliates; and

  . incur debt that is subordinate in right of payment to any debt and senior in right of payment to its senior subordinated debt.

  At the end of its 1999 fiscal year, Pillowtex was not in compliance with certain financial covenants under its senior secured credit facilities. The Company obtained a series of temporary waivers of this non-compliance and, on March 31, 2000, obtained a permanent waiver of this non-compliance and an amendment that eliminated or modified the financial covenants in its senior secured credit facilities effective for the January 1, 2000 measurement date, as well as all future measurement dates. The Company believes that it will be able to comply with the amended financial covenants in the future; however, there can be no assurance of such compliance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

  A breach of any of the covenants contained in the senior secured credit facilities could result in a default or event of default under the terms of these facilities. Upon the occurrence of an event of default: the senior lenders would not be obligated to make additional advances under the revolving credit facility; the senior lenders would be entitled to declare all amounts outstanding under the senior secured credit facilities, including accrued interest or other obligations, to be immediately due and payable; the senior lenders would have the rights to block payment on substantially all of Pillowtex's other long-term debt; and the senior lenders would be entitled to proceed against the collateral granted to them to secure the senior debt. In these circumstances, cross defaults could occur making substantially all of Pillowtex's other long-term debt due. If any senior debt were to be accelerated, the Company cannot be certain that its assets would be sufficient to repay in full that debt and its other debt.

  Pillowtex Experienced Adverse Changes In Its Results Of Operations For Its 1999 Fiscal Year

  Pillowtex had a net loss applicable to common shareholders of $31.8 million for its 1999 fiscal year, as compared to net earnings available to common shareholders of $40.8 million in its 1998 fiscal year. The net loss for 1999 was attributable primarily to :

  . Plant disruptions and operating inefficiencies related to the installation of new production and warehousing computer systems and equipment;

  . Non-cash charges associated with the payment of a special catch-up dividend to the holders of Pillowtex's preferred stock as a result of the Company's failure to meet specified earnings levels for the 1999 fiscal year;

  .  Higher interest expense due to higher level of debt and waiver fees;

  .  Higher than planned costs associated with marketing initiatives;

  .  Inventory write-downs, primarily relating to blanket inventory;

  . Unabsorbed overhead costs attributable to the idling of selected operations as part of an inventory reduction initiative and installation of new computer systems and equipment; and

  . Lower average selling prices and therefore, margins attributable to a change in sales mix as part of the inventory reduction initiative.

  While Pillowtex completed the installation of its new computer systems in late 1999, the installation of major pieces of new equipment under the Company's ongoing three-year capital improvement program will continue in 2000. Pillowtex believes that its plants are now running more efficiently and that the accuracy and timeliness of its shipments and its billing and collection procedures have improved. However, the Company cannot be certain that it will not encounter during the 2000 fiscal year or subsequent periods further disruptions or inefficiencies or that it will not experience an adverse impact on its results of operations as a result thereof.

  Pillowtex Is Unlikely To Pay Dividends On Its Common Stock For The Foreseeable Future

  Under the terms of its senior secured credit agreements and senior subordinated debt and its Series A Redeemable Convertible Preferred Stock, Pillowtex currently is prohibited from paying dividends to or making other distributions to holders of its Common Stock. Accordingly, Pillowtex's Board of Directors has suspended its policy of paying quarterly dividends on its Common Stock commencing with the fourth quarter of 1999. It is uncertain whether, or when, the Company will recommence payment of dividends on its Common Stock in the future or, if dividends are paid on the Common Stock in the future, as to the amount thereof.

  Pillowtex Is Dependent On Specific Raw Materials

  Cotton is the primary raw material used in Pillowtex's business. Cotton is an agricultural product and, as a result, its availability is subject to weather conditions and other factors affecting agricultural markets. Historically, there have been periods of rapid and significant movement in the price of cotton both upward and downward.

  Other raw materials on which Pillowtex is dependent include the raw feathers and down that it uses to produce natural fill pillows and down comforters.
China is currently Pillowtex's primary source of raw feather and down. In fiscal year 1999, approximately 95%, based on cost, of the raw feathers and down that Pillowtex used to produce natural fill pillows and down comforters was imported from China.

  Pillowtex's relationships with its suppliers in China could be disrupted or adversely affected due to a number of factors, including governmental regulation, fluctuation in exchange rates, and changes in economic and political conditions in China. If Pillowtex's supply sources in China were disrupted for any reason, Pillowtex believes, based on existing market conditions, that it could establish alternative supply relationships. However, because establishing these relationships involves numerous uncertainties relating to delivery requirements, price, payment terms, quality control, and other matters, the Company is unable to predict whether such relationships would be on satisfactory terms. Pillowtex's relationship with its suppliers in China are also subject to risks associated with changes in United States legislation and regulations relating to imports, including quotas, duties, and taxes, and other charges or restrictions on imports.

  Products that Pillowtex imports from China currently receive normal, nondiscriminatory tariff treatment accorded goods from countries granted "normal trade" status. Under the Trade Act of 1974, the President of the United States is authorized, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for normal trade relations treatment. The President has waived these provisions each year since 1979. Normal trade status was accordingly renewed in June 1999. Congress will continue to monitor these activities and may encourage the President to reconsider the renewal of normal trade status for China in the future. Pillowtex cannot be certain that China will continue to enjoy this status in the future. Raw materials and finished products entering the United States from China without the benefit of normal trade relations would be subject to significantly higher tariffs.

The raw materials used by Pillowtex are generally available from a number of sources. No significant shortage of these materials is currently anticipated. However, Pillowtex uses significant quantities of these raw materials, which are subject to price fluctuations. The Company cannot be certain that shortages of these materials will not occur in the future, which could increase the cost or delay the shipment of its products. Moreover, the Company cannot be certain that it will be able to pass on any increase in the price of raw materials to its customers.

  Pillowtex May Be Affected By Adverse Retail Industry Conditions

  Pillowtex sells its products to a number of department stores and other major retailers who have experienced financial difficulties during past years. Some of these retailers have previously sought the protection of federal bankruptcy laws. In addition, some of Pillowtex's current retail customers may seek protection under the federal bankruptcy laws or state insolvency laws in the future. As a result of these financial difficulties and bankruptcy and insolvency proceedings, Pillowtex may be unable to collect some or all amounts owed by these retail customers.

  In addition, all or part of the operations of a retail customer that seeks bankruptcy or other debtor protection may be discontinued or sales of Pillowtex's products to the customer may be curtailed or terminated as a result of bankruptcy or insolvency proceedings.

  Pillowtex Is Dependent On Specific Brand Names

  In fiscal year 1999, sales of products bearing Pillowtex's principal proprietary brand names of Royal Velvet(R), Cannon(R), Charisma(R), Royal Velvet Big & Soft(R), Fieldcrest(R), Royal Family(R), Caldwell(R), and St. Mary's(R) made up a substantial portion of its net sales. Accordingly, Pillowtex's future success may depend in part upon the goodwill associated with these brand names.

  Pillowtex's principal brand names are registered in the United States and certain foreign countries. However, the Company cannot be certain that the steps taken by it to protect its proprietary rights in such brand names will be adequate to prevent their misappropriation in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States.

  Pillowtex Is Dependent On Specific Key Licenses

  Pillowtex holds licenses with organizations such as Polo/Ralph Lauren Corporation, E.I. DuPont de Nemours & Co., and others. These organizations own such well-known trademarks and trade names as Ralph Lauren and Comforel(R). These licenses generally require the payment of royalties based on net sales, including the payment of minimum annual royalties. They expire at various dates through June 2001. The Company cannot be certain that it will be able to renew these licenses on acceptable terms upon their expiration or that it will be able to acquire new licenses to use other popular trademarks.

  Pillowtex Faces Risks Of Loss Of Material Customer

  In fiscal year 1999, net sales to Wal-Mart Stores, Inc. (including Sam's Club Stores) accounted for approximately 20.5% of Pillowtex's total net sales. No other single customer accounted for more than 10% of total net sales during this period. Consistent with industry practice, Pillowtex does not operate under a long-term written supply contract with Wal-Mart or any of its other customers. The loss of Wal-Mart as a customer could materially affect Pillowtex's business, assets, financial condition, results of operations, and prospects.

  Pillowtex Faces Risks Related To Organized Labor

  As of March 17, 2000, Pillowtex had approximately 14,000 employees. As of that date, approximately 65% of Pillowtex's employees were in bargaining units covered by collective bargaining agreements and approximately 39% of Pillowtex's employees had chosen to have union dues deducted from their pay checks. See "Business-Employees."

  Since 1991, the Union of Needletrades, Industrial and Textile Workers (UNITE) had campaigned to organize hourly workers of Pillowtex plants in Concord, North Carolina, Kannapolis, North Carolina, and Salisbury, North Carolina. In June 1999, UNITE was elected as a bargaining representative for hourly workers at those plants. In February 2000, Pillowtex and UNITE entered into a contract covering employees at those plants, as well as the employees represented by UNITE at Pillowtex's plants in Eden, North Carolina; Phenix City, Alabama; Columbus, Georgia; and Fieldale, Virginia.

  The Company cannot be certain that it will not face similar campaigns at other plants in the future or as to the effect that any such campaign would have on the productivity of its workforce or labor costs.

  Pillowtex Faces Risks Associated With Acquisitions

  Pillowtex has grown largely through strategic acquisitions of companies with complementary products, most notably Fieldcrest Cannon in 1997 and Leshner in 1998. Pillowtex continues to strive to achieve synergies, including cost savings, with respect to these acquisitions; however, the Company cannot be certain that it will be able to achieve these synergies or to otherwise successfully integrate the operations of these acquired companies with its previously existing operations in an efficient or profitable manner.

  Pillowtex's Business Is Seasonal

  Pillowtex's business is subject to a pattern of seasonal fluctuation. Sales and earnings from operations generated during the second half of a given fiscal year generally are expected to be higher than sales and earnings from operations generated during the first half of the year. Accordingly, the Company's needs for working capital generally are expected to increase in the second half of the year. As a result, total debt levels generally tend to peak in the third and fourth quarters, falling off again in the first quarter of the following year. The amount of Pillowtex's sales generated during the second half of the year generally will depend upon a number of factors, including the level of retail sales for home textile furnishings during the fall and winter, weather conditions affecting the sales of down comforters and blankets, general economic conditions, and other factors beyond the Company's control.

  Certain Of Pillowtex's Shareholders Exert Significant Control

  As of March 20, 2000, Charles M. Hansen, Jr., Pillowtex's Chief Executive Officer and Chairman of the Board, Mary R. Silverthorne, the John H. Silverthorne Marital Trust B, and the John H. Silverthorne Family Trust A (for both of which trusts Ms. Silverthorne acts as trustee) owned, in the aggregate, approximately 37% of the outstanding shares of Pillowtex's Common Stock. These shareholders exert significant influence over Pillowtex's direction and management.

  Pillowtex Is Dependent On Its Key Managers

  Pillowtex believes that its success is largely dependent on the skills, experience, and performance of key members of its management, including Charles
M. Hansen, Jr., the Chairman of the Board and Chief Executive Officer. Pillowtex believes that its future success will be highly dependent upon its ability to attract and retain skilled managers and other personnel, including Mr. Hansen.

  Market Risk With Respect to Common Stock

  Pillowtex Common Stock is listed for trading on the New York Stock Exchange. The prices at which the Company's shares of Common Stock trade are subject to fluctuations based on many factors, including general economic and industry conditions and the Company's actual and expected sales and earnings performance. The Company cannot be certain that any holder of its Common Stock will be able to sell those shares at any particular price.

  Certain Provisions of Pillowtex's Articles of Incorporation, Bylaws, and Other Agreements

     Pillowtex's Restated Articles of Incorporation, Pillowtex's Bylaws, and some agreements to which Pillowtex is a party contain provisions that may have the effect of delaying, deferring, or preventing a change in control of Pillowtex. In addition, the Restated Articles authorize the issuance of up to 55,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock. Pillowtex's Board of Directors will have the power to determine the price and terms under which any additional capital stock may be issued and, subject to the terms of any issued and outstanding Preferred Stock (including the Series A Redeemable Convertible Preferred Stock), to fix the terms of that Preferred Stock. Existing shareholders have no preemptive rights.

ITEM 2.  PROPERTIES
         ----------

     The following table summarizes certain information concerning certain of the facilities used by Pillowtex in connection with the manufacture and distribution of its product lines:


                                                                                                      Approx.    Owned/
      Location                                            Principal Use                             Square Feet  Leased
      --------                                            -------------                             -----------  ------
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

  In addition to the locations listed above, Pillowtex maintains warehousing and distribution centers in the states where its manufacturing facilities are located. It also maintains approximately 45 retail outlets and small sales and marketing offices in other states. Pillowtex also owns various other properties, both developed and undeveloped, which are unrelated to its manufacturing operations. Fieldcrest Cannon acquired these properties throughout the years for investment or as part of specific acquisitions. Pillowtex holds some of these properties for investment, has listed some for sale, and has leased others to third parties.

  Pillowtex believes that its facilities are generally well maintained, in good operating condition, and adequate for its current needs. Subject to the availability of working capital, Pillowtex will continue to make improvements at these plants, upgrading the physical plant and purchasing additional and newer machinery and equipment.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

  Pillowtex is involved in various claims and lawsuits incidental to its business; however, the outcome of such suits is not expected to have a material adverse effect on Pillowtex's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         -------------------------------------------------------------
         MATTERS
         -------

  Pillowtex's Common Stock, par value $0.01 per share, is traded on the New York Stock Exchange under the symbol "PTX." The following table sets forth for the period indicated the high and low sales prices of the Common Stock:

                                            High              Low
                                       ---------------  ---------------
Fiscal Year:
    1999
        Fourth Quarter....................... $  7 1/4        $   2 3/4
        Third Quarter........................   17 5/8            6 3/4
        Second Quarter.......................   19 7/16          11 9/16
        First Quarter........................   28 3/8           11 3/8

    1998
        Fourth Quarter....................... $ 34 1/4        $  23 9/16
        Third Quarter........................   45 5/8           23 7/8
        Second Quarter.......................   50 7/8           37 13/16
        First Quarter........................   49 5/16          30 1/2

  At March 20, 2000, Pillowtex had approximately 1,053 holders of record of Common Stock.

  Pillowtex paid quarterly dividends of $0.06 per share in each quarter of fiscal year 1998 and the first three quarters of fiscal year 1999. Under the terms of its senior secured credit agreements and senior subordinated debt and its Series A Redeemable Convertible Preferred Stock, Pillowtex currently is prohibited from paying dividends to or making other distributions to holders of its Common Stock. Accordingly, Pillowtex's Board of Directors has suspended its policy of paying quarterly dividends on its Common Stock commencing with the fourth quarter of 1999. It is uncertain whether, or when, the Company will recommence payment of dividends on its Common Stock in the future or, if dividends are paid on the Common Stock in the future, as to the amount thereof.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------


                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

  The selected financial data presented below are derived from Pillowtex's consolidated financial statements for the five years ended January 1, 2000. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report.

                                                                            Year Ended
                                                     12/30/95   12/28/96   01/03/98/(1)/ 01/02/99/(2)/   01/01/00
                                                    -------------------------------------------------------------
Statements of Earnings Data:
Net sales.........................................  $ 474,899  $ 490,655   $   579,999   $ 1,509,841   $1,552,068
Cost of goods sold................................    395,922    411,048       485,679     1,237,085    1,358,966
                                                    ---------  ---------   -----------   -----------   ----------
Gross profit......................................     78,977     79,607        94,320       272,756      193,102
Selling, general and administrative expenses......     42,508     41,445        52,090       128,685      131,256
Provisions for assets.............................         --         --         5,986         1,539        2,000
                                                    ---------  ---------   -----------   -----------   ----------
Earnings from operations..........................     36,469     38,162        36,244       142,532       59,846
Interest expense..................................     17,491     13,971        22,470        72,288       87,279
                                                    ---------  ---------   -----------   -----------   ----------
Earnings(loss) before income taxes and
     extraordinary items..........................     18,978     24,191        13,774        70,244      (27,433)
Income taxes......................................      7,509      9,459         5,538        27,389       (7,901)
                                                    ---------  ---------   -----------   -----------   ----------
Earnings(loss) before extraordinary items.........     11,469     14,732         8,236        42,855      (19,532)
Extraordinary items, net..........................         --      ( 609)         (919)           --           --
                                                    ---------  ---------   -----------   -----------   ----------
Net earnings(loss)................................     11,469     14,123         7,317        42,855      (19,532)
Preferred dividends and accretion.................         --         --            85         2,097       12,294
                                                    ---------  ---------   -----------   -----------   ----------
Earnings(loss) available for common shareholders..  $  11,469  $  14,123   $     7,232   $    40,758   $  (31,826)
                                                    =========  =========   ===========   ===========   ==========

Basic earnings(loss) per common share:
Before extraordinary items........................  $    1.08  $    1.39   $       .75         $2.89       $(2.25)
Extraordinary items...............................         --       (.06)         (.08)           --           --
                                                    ---------  ---------   -----------   -----------   ----------
Basic earnings(loss) per common share.............  $    1.08  $    1.33   $       .67         $2.89       $(2.25)
                                                    =========  =========   ===========   ===========   ==========

Weighted average common shares
   outstanding - basic............................     10,618     10,618        10,837        14,082       14,154
                                                    =========  =========   ===========   ===========   ==========

Diluted earnings(loss) per common share:
Before extraordinary items........................  $    1.08  $    1.39   $       .74         $2.52       $(2.25)
Extraordinary items...............................         --       (.06)         (.08)           --           --
                                                    ---------  ---------   -----------   -----------   ----------
Diluted earnings(loss) per common share...........  $    1.08  $    1.33   $       .66         $2.52       $(2.25)
                                                    =========  =========   ===========   ===========   ==========

Weighted average common shares
   outstanding - diluted..........................     10,620     10,634        11,086        17,653       14,154
                                                    =========  =========   ===========   ===========   ==========

Operating Data:
Depreciation and amortization.....................  $  11,994  $  12,775   $    16,064   $    54,021   $   60,074
Capital expenditures..............................     12,448     21,040        20,567       133,620       89,737
Preferred Stock cash dividends....................         --         --            --         2,019        1,456
Common Stock cash dividends.......................        531      2,124         2,569         3,383        2,555

Balance Sheet Data:
Working capital...................................  $ 110,128  $ 150,506   $   394,496   $   447,933   $  404,732
Property, plant and equipment, net................     84,567     94,267       488,841       629,205      644,821
Total assets......................................    324,710    375,714     1,410,186     1,654,154    1,683,389
Long-term debt, net of current portion............    153,472    194,851       785,383       944,493      965,323
Redeemable convertible preferred stock............         --         --        62,882        63,057       73,898
Shareholders' equity..............................     87,990    100,004       196,707       237,933      207,389

(1) Amounts set forth in 1997 reflect the results of operations for a 53-week period, and the inclusion of Fieldcrest Cannon, Inc. from December 19, 1997.
(2) Amounts set forth in 1998 reflect the inclusion of The Leshner Corporation from July 28, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Overview

  Pillowtex manufactures and markets home textile furnishings for the bedroom, bathroom, and kitchen. Pillowtex operates a network of manufacturing, purchasing, and distribution facilities in the U.S. and Canada with approximately 14,000 employees.

Mergers and Acquisitions

  On July 28, 1998, Pillowtex acquired the stock of The Leshner Corporation, a 91 year-old manufacturer of towels and terry-related products, for a purchase price of $41.8 million in cash (including acquisition costs). In connection with the acquisition, Pillowtex retired $32.5 million of outstanding Leshner debt. The acquisition was accounted for using the purchase method of accounting for business combinations. As such, the operating results of Leshner for the period from the acquisition date through January 2, 1999 have been included in fiscal year 1998 results.

     On December 19, 1997, Pillowtex acquired Fieldcrest Cannon, Inc. for a combination of cash and stock valued at approximately $409.0 million. Additionally, Pillowtex retired approximately $199.0 million of existing Fieldcrest Cannon long-term debt. This merger was accounted for using the purchase accounting method. Accordingly, the operating results of Fieldcrest Cannon for the period from December 19, 1997 through January 3, 1998 have been included in fiscal year 1997 results.

Results of Operations

The following table presents certain historical statements of operations data as a percentage of net sales for the periods indicated.

                                                    Year Ended
                                       ------------------------------------
                                       January 3,   January 2,   January 1,
                                          1998         1999         2000
                                          -----        -----        -----
Net sales                                   100.0%       100.0%       100.0%
Cost of goods sold...................        83.7         81.9         87.6
                                            -----        -----        -----
Gross profit.........................        16.3         18.1         12.4
Selling, general and
    administrative expenses..........         9.0          8.6          8.6
Restructuring charge.................         1.0          0.1            -
                                            -----        -----        -----
Earnings from operations.............         6.3          9.4          3.8
Interest expense.....................         3.9          4.8          5.6
                                            -----        -----        -----
Earnings (loss) before income taxes
    and extraordinary items..........         2.4%         4.6%        (1.8)%
                                            =====        =====        =====

                 Fiscal Year 1999 Compared to Fiscal Year 1998

     Net sales. Sales lagged behind the prior year in the first half of fiscal 1999 because of shipping delays caused by the installation of new production and warehousing computer systems. For fiscal 1999, net sales were $1.55 billion, an increase of $42.2 million, or 2.8%, compared to $1.51 billion in fiscal 1998. However, approximately $56.0 million of this increase is attributable to the inclusion of a full year of Leshner, which was acquired on July 28, 1998. Excluding Leshner sales, the resulting $13.8 million decrease in 1999 from 1998 is primarily the result of lower blanket sales caused by an unusually warm winter in North America and increased deductions from gross sales for promotional sales programs.

     Gross profit. Gross profit margins dropped to 12.4% in fiscal 1999 from 18.1% in fiscal 1998. This decrease was primarily the result of higher cost of goods sold generated from unabsorbed overhead expenses related to the installation of new computer systems and equipment, Inventory write-downs, the idling of certain manufacturing equipment, and a change in the sales mix generated by Pillowtex's inventory reduction program, which reduced product margins.

     Pillowtex is reviewing all areas of its operations and taking aggressive action to improve operating results. Tighter management controls have been imposed on sales and marketing programs that adversely affected gross profit margins in 1999 and the Company is continuing to focus on reducing inventory and accounts receivable, as well as on controlling operating costs.

     Selling, general, and administrative. SG&A increased slightly to $131.3 million in fiscal year 1999, compared to $128.7 million in fiscal year 1998, but remained unchanged from last year as a percent of sales at approximately 8.6%.

     Impairment. During the third quarter of 1999, Pillowtex recorded a $2.0 million non-cash pre-tax charge to adjust the carrying value of the Opelika facility, which was closed in the first quarter of 1999, to its estimated fair value.

     Restructuring charge. There were no restructuring charges recorded in 1999. The $1.5 million recorded in 1998 related to the severance and other employee-related cost associated with the consolidation of blanket production into the Company's facilities in Swannanoa, North Carolina and Westminster, South Carolina.

     Interest expense. Interest expense increased by $15.0 million to $87.3 million in fiscal 1999, compared to $72.3 million in fiscal 1998. The increase is primarily the result of additional debt incurred in connection with the Leshner acquisition, capital expenditures for plant upgrades, higher working capital requirements, and the payment of waiver and amendment fees to Pillowtex's senior lenders. Pillowtex's average interest rate for the year was down slightly from 8.4% in 1998 to approximately 8.2% in 1999. Interest expense is expected to increase for fiscal year 2000, since amounts outstanding under the revolving credit facility and the Tranche A Term Loan will bear interest at a rate based upon the London Interbank Offered Rate plus 3.50% and the Tranche B Term Loan will bear interest on a similar basis to the Tranche A Term Loan, plus an additional margin of .50%.

     Preferred dividends. Under the terms of the Company's Series A Redeemable Convertible Preferred Stock, beginning January 1, 2000, the rate at which dividends will accrue increased to 10% as a result of the Company's earnings per share for the 1999 fiscal year falling below predetermined targets. The Company is also required to pay a one-time cumulative dividend in Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate. Charges in the aggregate amount of $10.1 million were recorded in the third and fourth quarters of 1999.

                 Fiscal Year 1998 Compared to Fiscal Year 1997

     The discussion below makes reference to pro forma fiscal 1997 results. Pro forma amounts include historical results of operations for Fieldcrest Cannon from January 1, 1997 and Leshner from August 1, 1997. Lines of business exited or sold since the acquisitions are not included in the pro forma fiscal 1997 results of operations. Fiscal 1997 results include a 53-week period as compared to a 52-week period for fiscal 1998.

     Net sales. Net sales were $1.51 billion in fiscal 1998, representing an increase of $929.8 million, or 160.3%, as compared to $580.0 million in fiscal 1997. The $929.8 million increase in net sales is primarily due to the inclusion of a full year of operations for Fieldcrest Cannon and the inclusion of $34.6 million in Leshner net sales since its acquisition date. Net sales decreased $84.1 million, or 5.3%, as compared to 1997 pro forma results. Approximately $32.0 million of this decline is attributable to the 52-week period in fiscal year 1998 versus the 53-week period in fiscal year 1997. Other factors contributing to the decrease were lower sales of pillows and mattress pads and bath towels. Pillows and pads sales declined primarily due to lower volume in jacquard blankets and to decreases in Disney blanket sales due to the termination of the Disney license. Bath towel sales were down due to several customers adjusting inventory levels, thereby delaying orders. Additionally, two large customers delayed promotional events and new product rollouts until 1999 which were originally scheduled for 1998. These declines were offset by increases in fashion bedding sales, primarily the Royal Velvet sheet reintroduction program and initial rollouts of bed-in-a-bag programs.

     Gross profit. Gross profit margins increased to 18.1% in fiscal year 1998, compared to 16.3% in fiscal year 1997. Increases in gross profit margins resulted from lower raw material costs and the realization of significant operating improvements, due in part to capital investment programs within the bath and decorative bedding businesses. Gross profit for fiscal year 1998 was $272.8 million, or 18.1% of net sales, up from pro forma results for the same period in fiscal year 1997 of $246.8 million, or 15.5% of net sales. The increase is attributable to an improving mix of business in bath towels and the lower material costs and operating efficiencies discussed above.

     Selling, general, and administrative. SG&A increased $76.6 million to $128.7 million in fiscal year 1998, compared to $52.1 million in fiscal year 1997, and as a percentage of net sales, decreased to 8.6% in fiscal year 1998 from 9.0% in fiscal year 1997. The increase in total SG&A expenses is primarily due to a full year of expenses for Fieldcrest Cannon and the inclusion of Leshner SG&A expenses since the acquisition date. SG&A expenses of $128.7 million in fiscal year 1998 decreased $33.2 million compared to fiscal year 1997 pro forma amounts. This decline is primarily attributable to the reductions in personnel at Fieldcrest Cannon and other cost control programs begun in December 1997.

     Restructuring charge. The $1.5 million restructuring charge was related to severance and other employee-related costs associated with the consolidation of blanket production into the Company's facilities in Swannanoa, North Carolina and Westminster, South Carolina.

     Interest expense. Interest expense increased by $49.8 million to $72.3 million in fiscal year 1998, compared to $22.5 million in fiscal year 1997. The increase was primarily due to the additional debt incurred as a result of the Fieldcrest Cannon merger and the purchase of Leshner. Average interest rates for fiscal year 1998 declined slightly from fiscal year 1997.

Liquidity and Capital Resources

     Senior Debt Facilities. In December 1997, in connection with the Fieldcrest Cannon acquisition, Pillowtex entered into new senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America acts as the agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, Pillowtex amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of Leshner, allowing Pillowtex to fund the transaction and reduce borrowings under the revolving credit facility. Effective March 12, 1999, the revolving credit facility was amended to permit Pillowtex to use for working capital one-half of a $61.0 million portion of the facility held as contingency reserve for cash payments required upon conversion of the Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012, thereby increasing availability under that facility. Effective October 1, 1999, the revolving credit facility was further amended to permit Pillowtex to use the other half of the contingency reserve for working capital, thereby increasing availability under that facility. At the end of the third and fourth quarters of its 1999 fiscal year, Pillowtex was not in compliance with certain financial covenants under its senior debt facilities. The Company obtained a series of temporary waivers of this non-compliance. Effective as of December 7, 1999, the Company agreed to certain amendments to the senior debt facilities, principally related to cash management, adjustments to restrictive covenants, and borrowings under, and uses of proceeds from, the revolving credit facility. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance with financial covenants and the senior debt facilities were further amended to shorten terms to maturity to eliminate the contingency reserve requirement referred to above, to increase the applicable interest rate margins (subject to reduction if the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) exceeds a specified level for the 2000 fiscal year), to add a covenant requiring that EBITDA must exceed specified levels for future fiscal periods and to eliminate all other financial covenants, to modify certain restrictive covenants, to limit borrowings under the revolving credit facility based on a formula tied to 45% of eligible inventory plus 80% of eligible accounts receivable, and to provide for a series of reductions in the commitment under the revolving credit facility. As of March 24, 2000, amounts outstanding under the revolver, as amended on March 31, 2000, would have been $306.8 million and would not have been limited under the borrowing base calculation.

     The revolving credit facility includes $55.0 million of availability for letters of credit. At January 1, 2000, $35.2 million of letters of credit were outstanding.

     As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon the London Interbank Offered Rate plus 3.50% (9.63% at March 24, 2000). The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of .50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities for 1999 was 7.7%. The senior debt facilities now expire on January 31, 2002.

     The senior debt facilities are guaranteed by each of the domestic subsidiaries of Pillowtex, and are secured by first priority liens on all of the capital stock of each domestic subsidiary of Pillowtex and by 65% of the capital stock of Pillowtex's foreign subsidiaries. Pillowtex has also granted a first priority security interest in all of its presently unencumbered and future domestic assets and properties, and all presently unencumbered and future domestic assets and properties of each of its subsidiaries. The term loan facility is subject to mandatory prepayment from all net cash proceeds of asset sales and debt issuances of Pillowtex (except as specifically provided), 50% of the net cash proceeds of equity issuances by Pillowtex or any of its subsidiaries, and 75% of Excess Cash Flow (as defined). All mandatory prepayments will be applied pro rata between the Tranche A Term Loan and the Tranche B Term Loan to reduce the remaining installments of principal.

     The senior debt facilities contain a number of negative covenants, which covenants restrict, among other things, Pillowtex's ability to incur additional debt, pay dividends or make other restricted payments, sell stock of subsidiaries, grant liens, make capital expenditures, engage in transactions with affiliates, make loans, advances and investments, dispose of assets, effect mergers, consolidations and dissolutions, and make certain changes in its business. See "Risk Factors - Pillowtex Faces Restrictions Imposed By Terms Of Its Debt" included in Item 1 above.

     A breach of any of the covenants contained in the senior debt facilities could result in a default under the terms of the facilities. Upon the occurrence of an event of default: the senior lenders would not be obligated to make additional advances under the revolving credit facility; the senior lenders would be entitled to declare all amounts outstanding under the senior debt facilities, including accrued interest or other obligations, to be immediately due and payable; the senior lenders would have the rights to block payment on substantially all of Pillowtex's other long-term debt; and the senior lenders would be entitled to proceed against the collateral granted to them to secure the senior debt. In these circumstances, cross defaults could occur making substantially all of Pillowtex's other long-term debt due. If any senior debt were to be accelerated, the Company cannot be certain that its assets would be sufficient to repay in full that debt and its other debt. See "Risk Factors - Pillowtex Faces Restrictions Imposed By Terms Of Its Debt" included in Item 1 above.

  As a result of the covenants described above, Pillowtex's ability to respond to changing business and economic conditions and to secure additional financing, if needed, is significantly restricted. See "Risk Factors - Pillowtex Has Significant Leverage And Liquidity Concerns" included in Item 1 above.

     Overline Facility. In May 1999, Pillowtex entered into a $20.0 million senior unsecured revolving credit facility (overline facility) in order to obtain additional working capital availability. On July 27, 1999, this facility was amended to increase the amount of funds available to $35.0 million. At the end of the third and fourth quarters of its 1999 fiscal year, Pillowtex was not in compliance with certain financial covenants under this facility, the covenants of which are established by reference to the senior debt facilities described above. The Company obtained a series of temporary waivers of this non-compliance and extensions of the maturity date. Effective as of December 7, 1999, the Company agreed to certain amendments to this facility, resulting in the facility being secured by the assets securing the senior debt facilities described above. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance and the facility was amended to lengthen its term to maturity, to impose an amortization schedule for the repayment of principal, and to increase the applicable interest rate margins (subject to reduction if the Company's EBITDA exceeds a specified level for the 2000 fiscal year).

     This facility is guaranteed on a senior basis by Pillowtex's domestic subsidiaries. Pillowtex is currently required to pay interest on any amounts borrowed under the facility at a rate which is based upon the London Interbank Offered Rate plus 4.5% or the base rate plus 3.0%, at Pillowtex's option. This facility matures upon termination by Pillowtex at any time or otherwise at the earliest of: a) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by Pillowtex or its domestic subsidiaries, or other specified events; or b) January 31, 2002.

     Senior Subordinated Debt. In connection with the Fieldcrest Cannon merger, Pillowtex issued $185.0 million of 9% Senior Subordinated Notes due 2007 in a private offering. In March 1998, Pillowtex completed an offer to exchange the unregistered 9% Notes previously sold in the private offering for an equal aggregate principal amount of registered 9% Notes. The 9% Notes are due December 15, 2007, with interest payable semiannually commencing June 15, 1998. Pillowtex may at its option redeem the 9% Notes, in whole or in part, on or after December 15, 2002 at a redemption price of 104.5%, which declines 1.5% annually through December 15, 2005 to 100%. The 9% Notes are general unsecured obligations of Pillowtex, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu to the 10% Notes described below.

     On November 12, 1996, Pillowtex issued the 10% Senior Subordinated Notes due 2006 in a private offering. In March 1997, Pillowtex completed an offer to exchange the unregistered 10% Notes previously sold in the private offering for an equal aggregate principal amount of registered 10% Notes. The 10% Notes are due November 15, 2006, with interest payable semiannually commencing May 15, 1997. Pillowtex used the proceeds from such offering to retire the outstanding indebtedness under Pillowtex's previously existing term loan, to finance the acquisition of certain assets of Fieldcrest Cannon's blanket operations, to temporarily reduce indebtedness under the previous revolving credit facility, and to acquire a warehouse facility. Pillowtex may, at its option, redeem the 10% Notes, in whole or in part, on or after November 15, 2001 at a redemption price of 105.0%, which declines 1.667% annually through November 15, 2004 to 100%. The 10% Notes are general unsecured obligations of Pillowtex, and are subordinated in right of payment to all existing and future senior indebtedness.

     The 9% Notes and the 10% Notes are unconditionally guaranteed on a senior subordinated basis by each of the existing and future domestic subsidiaries of Pillowtex and each other subsidiary of Pillowtex that guarantees Pillowtex's obligations under the senior debt facilities described above. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the relevant guarantor. Upon a change in control, Pillowtex will be required to make an offer to repurchase all outstanding 9% Notes and 10% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of repurchase.

     Fieldcrest Cannon Convertible Debentures. As a result of Pillowtex's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Subordinated Debentures due 2012 of Fieldcrest Cannon are convertible, at the option of the holders, into a combination of cash and Pillowtex's Common Stock. During the fourth quarter of 1999, Pillowtex notified the holders of the 6% Convertible Debentures that it was not practicable or prudent for payments to be made in respect of the conversion of the 6% Convertible Debentures and advised holders that had given notice of conversion and surrendered their 6% Convertible Debentures that they could rescind their notice of conversion, return to Pillowtex any Pillowtex Common Stock that had been issued to them and have their 6% Convertible Debentures reinstated. As of March 24, 2000, the cash component due in respect of the 6% Convertible Debentures that had been surrendered without subsequent rescission was $9.1 million. In addition, as of March 24, 2000, $96.5 million aggregate principal amount of the 6% Convertible Debentures remained outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, the resulting cash component to be paid to the holders of the 6% Convertible Debentures would have been approximately $61.0 million (classified as a current liability at January 1, 2000). Pillowtex is currently prohibited under the terms of its senior subordinated debt from making payments in respect of the 6% Convertible Debentures except for interest and at maturity or pursuant to sinking fund obligations. Pillowtex has initiated discussions with certain holders of its 6% Convertible Debentures regarding a potential restructuring of the 6% Convertible Debentures. Currently any comprehensive restructuring of the 6% Convertible Debentures involving cash payments (other than pursuant to sinking fund obligations) would likely require the consent of the holders of Pillowtex's senior subordinated debt. The Company cannot guarantee that it will be able to restructure the 6% Convertible Debentures nor can it predict the terms of any potential restructuring of that debt. See "Risk Factors - Pillowtex Faces Restrictions Imposed By Terms Of Its Debt."

     Swap Agreements. Pillowtex enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. These agreements entitle the Company's to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the Company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value as a result of changes in market interest rates are not recognized in the consolidated financial statements. As of January 2, 1999, Pillowtex had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 5.26%, respectively. As of January 1, 2000, Pillowtex had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 5.96%, respectively. The fair values of the swaps at January 2, 1999 and January 1, 2000 were $2.1 million and $4.0 million, respectively in favor of Pillowtex.

     Adequacy of Capital Resources. Cash flow from operations for fiscal year 1999 decreased approximately $44 million from the prior year due primarily to the comparative lower earnings of the Company. Based upon current and anticipated levels of operations, and aggressive efforts to reduce inventories and accounts receivable, Pillowtex anticipates that its cash flow from operations, together with amounts available under its revolving credit facility, will be adequate to meet its anticipated cash requirements in the foreseeable future (assuming no significant cash payments are required to be made in respect of the 6% Convertible Debentures other than scheduled interest payments and payments related to satisfaction of the sinking fund obligations). In the event that cash flows and available borrowings under the revolving credit facility are not sufficient to meet future cash requirements, Pillowtex may be required to reduce planned capital expenditures or seek additional financing. Pillowtex can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

New Accounting Standard

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended by SFAS 137, are effective for fiscal years beginning after June 15, 2000, although early adoption is allowed. Pillowtex has not determined the financial impact of adopting this SFAS and has not determined if it will adopt its provisions prior to its effective date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     Pillowtex is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. See additional disclosures about interest rate swap agreements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above. The Company's market risk sensitive instruments are not entered into for trading purposes.

     Pillowtex's exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate plus an adjustable margin. To lower or limit overall borrowing costs, the Company enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The interest rate swap agreements generally have one to two year terms. The agreements entitle the Company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which Pillowtex's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are not recognized in the consolidated financial statements. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the January 1, 2000 outstanding balance of the variable rate debt would be approximately $6.4 million irrespective of any swaps associated with this debt. This same calculation for fiscal year 1998 was $5.3 million.

     Pillowtex's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada. Pillowtex's Canadian subsidiary uses the Canadian dollar as its functional currency. Pillowtex generally does not use financial derivative instruments to hedge foreign currency exchange rate risks. The Canadian subsidiary is not material to Pillowtex's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at January 1, 2000 would not have a significant impact on the Company's results of operations or financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements are set forth herein commencing on page F-1.
Schedule II to the financial statements is set forth herein on page S-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

     The information required by this Item 10 is set forth at pages 5 through 7 of Pillowtex's Proxy Statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") under the captions "Board of Directors - Election of Directors" and "Stock Ownership of Management and Certain Beneficial Owners --
Section 16(a) Beneficial Ownership Reporting Compliance" and at page 9 of the 2000 Proxy Statement under the caption "Executive Officers," and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this Item 11 is set forth at page 8 and pages 10 through 21 of the 2000 Proxy Statement under the captions "Information Concerning the Board of Directors --Compensation of Directors" and "Executive Compensation" (excluding the information set forth at pages 10 through 13 under the caption "Executive Compensation --Board Compensation Committee Report on Executive Compensation") and incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this Item 12 is set forth at pages 3 through 5 of the 2000 Proxy Statement under the caption "Stock Ownership of Management and Certain Beneficial Owners" and incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this Item 13 is set forth at pages 19 through 21 of the 2000 Proxy Statement under the captions "Executive Compensation -- Employment Agreements" and incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

     (a)  The following documents are filed as part of this Report:

                                                                              Page
  1.    Consolidated Financial Statements:
        ---------------------------------
        Independent Auditors' Report.........................................  F-2

        Consolidated Balance Sheets as of January 2, 1999 and
        January 1, 2000......................................................  F-3

        Consolidated Statements of Operations for the years ended
        January 3, 1998, January 2, 1999 and January 1, 2000.................  F-4

        Consolidated Statements of Shareholders' Equity for the
        years ended January 3, 1998, January 2, 1999 and January 1, 2000.....  F-5

        Consolidated Statements of Cash Flows for the years ended
        January 3, 1998, January 2, 1999 and January 1, 2000.................  F-6

        Notes to Consolidated Financial Statements...........................  F-7

     2.   Financial Statement Schedule.  The following financial statement
          ----------------------------
          schedule of Pillowtex for the fiscal years ended January 3, 1998,
          January 2, 1999 and January 1, 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial
          Statements of Pillowtex:

          Schedule II - Valuation and Qualifying Accounts....................  S-1

     3.   Index to Exhibits
          -----------------

EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
-------                  ----------------------
  2.1 Agreement and Plan of Merger, dated as of September 10, 1997, by and among Pillowtex Corporation, Pegasus Merger Sub, Inc., and Fieldcrest Cannon, Inc. (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus forming a part of Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-36663))

  2.2 Amendment to Agreement and Plan of Merger, dated as of September 23, 1997, by and among Pillowtex Corporation, Pegasus Merger Sub, Inc., and Fieldcrest Cannon, Inc. (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus forming a part of Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-36663))

  3.1 Restated Articles of Incorporation of Pillowtex Corporation, as amended (incorporated by reference to Exhibit 3.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999)

  3.2 Amended and Restated Bylaws of Pillowtex Corporation, as amended (incorporated by reference to Exhibit 3.2 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
          1994)

  4.1 Specimen of Certificate evidencing Common Stock (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1996)

  4.2 Specimen of Certificate evidencing Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

  4.3 Indenture, dated November 12, 1996, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Bank One, Columbus, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-17731))

  4.4 Supplemental Indenture, dated as of December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Bank One, N.A. (formerly known as Bank One, Columbus, N.A.), as Trustee

  4.5 Second Supplemental Indenture, dated as of July 28, 1998, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Bank One, N.A. (formerly known as Bank One, Columbus, N.A.), as Trustee

  4.6 Resignation, Appointment and Acceptance Agreement, dated as of January 19, 2000, by and among Bank One, N.A. (formerly known as Bank One, Columbus, N.A.), as prior Trustee, U.S. Bank National Association, as successor Trustee, and Pillowtex Corporation, as Issuer

  4.7 Indenture, dated as of December 18, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

  4.8 Supplemental Indenture, dated as of December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

  4.9 Second Supplemental Indenture, dated as of July 28, 1998, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.1 Amended and Restated Credit Agreement, dated as of December 19, 1997, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.2 First Amendment to Amended and Restated Credit Agreement, dated as of June 19, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.3 Second Amendment to Amended and Restated Credit Agreement, dated as of July 28, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.4 Third Amendment to Amended and Restated Credit Agreement, dated as of March 12, 1999, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1999)

 10.5 Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 8, 1999, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 10.3 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended October 2, 1999)

 10.6 Waiver and Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 9, 1999, to be effective as of December 7, 1999, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Current Report on Form 8-K dated December 7, 1999)

 10.7 Sixth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of February 15, 2000, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent

 10.8 Waiver and Seventh Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2000, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent

 10.9 Term Credit Agreement, dated as of December 19, 1997, among Pillowtex Corporation, certain Lenders named herein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit
          10.2 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.10 First Amendment to Term Credit Agreement, dated as of June 19, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.11 Second Amendment to Term Credit Agreement, dated as of July 28, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.12 Third Amendment to Term Credit Agreement, dated as of May 5, 1999, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended October 2, 1999)

 10.13 Fourth Amendment to Term Credit Agreement, dated as of October 8, 1999, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended October 2, 1999)

 10.14 Waiver and Fifth Amendment to Term Credit Agreement, dated as of December 9, 1999, to be effective as of December 7, 1999, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 7, 1999)

 10.15 Sixth Amendment and Waiver to Term Credit Agreement, dated as of February 15, 2000 among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent

10.16 Waiver and Seventh Amendment to Term Credit Agreement, dated as of March 31, 2000 among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent

10.17 Promissory Note dated May 4, 1999 by and between NationsBank, N.A., as Lender, and Pillowtex Corporation, as Borrower, in the amount of $20,000,000 (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended July 3, 1999)

 10.18 First Amendment, dated July 27, 1999, to the Promissory Note dated May 4, 1999 by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended July 3, 1999)

 10.19 Third Amendment, dated as of December 7, 1999, to the Promissory Note dated May 4, 1999 by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower (incorporated by reference to Exhibit 10.3 to Pillowtex Corporation's Current Report on Form 8-K dated December 7, 1999)

 10.20 Fourth Amendment, dated as of February 15, 2000, to the Promissory Note dated May 4, 1999 by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower

 10.21 Fifth amendment dated as of March 31, 2000 to the Promissory Note dated May 4, 1999 by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower

 10.22 Consent dated as of December 7, 1999, by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Current Report on Form 8-K dated December 7,
          1999)

 10.23 Consent dated as of February 15, 2000, by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower

 10.24 Consent dated as of March 31, 2000, by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower

 10.25 Preferred Stock Purchase Agreement, dated as of September 10, 1997, by and among Pillowtex Corporation, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (UK) Partners III, L.P. (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Current Report on Form 8-K dated September 10, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.26 Amendment No. 1 to the Preferred Stock Purchase Agreement, dated as of November 21, 1997, by and among Pillowtex Corporation, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (UK) Partners III, L.P. (incorporated by reference to Exhibit
          10.1 to Pillowtex Corporation's Current Report on Form 8-K dated November 21, 1997)

 10.27 Purchase Agreement, dated December 15, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBanc Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.5 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.28 Purchase Agreement Supplement, dated December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.6 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.29 Registration Rights Agreement, dated as of December 18, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBanc Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.7 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.30 Registration Rights Agreement Supplement, dated as of December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit
          10.8 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.31 Registration Rights Agreement, dated as of November 12, 1996, by and among Pillowtex Corporation, each domestic subsidiary of Pillowtex Corporation, and NationsBanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to
          Exhibit 10.59 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-17731))

 10.32 Sublicense Agreement, dated as of July 1, 1998, between Pillowtex Corporation and the Ralph Lauren Home Collection (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.33 Lease Agreement, dated as of September 18, 1995, between Pillowtex Corporation and Sanwa Business Credit Corp. (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Quarterly Report on Form 10-Q, as amended, for the quarter ended September 30, 1995)

 10.34 Lease, dated as of November 26, 1996, by and among Torfeaco Industries Limited and Standa Investment Limited (incorporated by reference to
          Exhibit 10.14 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.35 Indemnity Agreement, dated as of November 26, 1996, between Torfeaco Industries Limited and Standa Investment Limited (incorporated by reference to Exhibit 10.15 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.36 Industrial Lease, dated as of November 23, 1992, between Angel and Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.21 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.37 Second Amendment to Lease entered into in September 1997 between Angel and Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.17 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.38 Form of Lease, dated as of October 12, 1988, between Jimmie D. Smith, Jr. and Pillowtex Corporation (incorporated by reference to Exhibit
          10.23 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.39 Agreement for Modification and Extension of Lease between Jimmie D. Smith, Jr. and Pillowtex Corporation (incorporated by reference to
          Exhibit 10.19 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.40 Form of Equipment Leasing Agreement between BTM Financial & Leasing Corporation B-4 and Beacon Manufacturing Company, Manetta Home Fashions, Inc., and Tennessee Woolen Mills, Inc., dated as of June 14, 1996 (incorporated by reference to Exhibit 10 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

 10.41* Employment Agreement dated as of January 1, 1993, between Pillowtex Corporation and Charles M. Hansen, Jr. (incorporated by reference to
          Exhibit 10.2 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.42* Amendment to Employment Agreement, dated as of July 26, 1993, between Pillowtex Corporation and Charles M. Hansen, Jr. (incorporated by reference to Exhibit 10.26 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

 10.43* Amendment to Employment Agreement, dated as of January 20, 1998, between Pillowtex Corporation and Charles M. Hansen, Jr. (incorporated by reference to Exhibit 10.23 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.44* Form of Confidentiality and Noncompetition Agreement (incorporated by reference to Exhibit 10.27 to Pillowtex Corporation's Registration Statement on Form-S-1 (No. 33-57314))

 10.45* Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.36 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.46* Split Dollar Life Insurance Agreement between Pillowtex Corporation and Charles M. Hansen, Jr. dated July 26, 1993 (incorporated by reference to Exhibit 10.32 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

 10.47* Pillowtex Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Pillowtex Corporation's Proxy Statement for its Annual Meeting of Shareholders held on May 8, 1997)

 10.48* Form of Employment Agreement entered into between Pillowtex Management Services Company and Scott E. Shimizu (incorporated by reference to
          Exhibit 10.28 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.49* Form of Employment Agreement entered into between Fieldcrest Cannon, Inc. and A. Allen Oakley, dated October 9, 1998 (incorporated by reference to Exhibit 10.34 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1999)

 10.50* Form of Employment Agreement dated as of January 1, 1998, between Pillowtex Management Services Company and Kevin M. Finlay (incorporated by reference to Exhibit 10.29 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.51* Form of Employment Agreement entered into between Fieldcrest Cannon, Inc. and Richard A Grissinger

 10.52* Pillowtex Corporation Supplemental Executive Retirement Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit
          10.1.44 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 33-36663) filed on September 29, 1997)

 10.53* Pillowtex Corporation Management Incentive Plan (incorporated by reference to Appendix B to Pillowtex Corporation's Proxy Statement for its Annual Meeting of Shareholders held on May 8, 1997)

 10.54* Pillowtex Corporation Deferred Compensation Plan, effective as of February 9, 1998 (incorporated by reference to Exhibit 10.32 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.55* Pillowtex Corporation Executive Medical Expense Reimbursement Plan, effective as of January 1, 1998 (incorporated by reference to Exhibit
          10.2 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.56 Indenture, dated as of March 15, 1987, relating to the 6% Convertible Subordinated Debentures Due 2012 (incorporated by reference to Exhibit
          4.9 to Fieldcrest Cannon, Inc.'s Registration Statement on Form S-3 (No. 33-12436))

 10.57 Yarn Purchase Agreement between Parkdale Mills, Incorporated and Fieldcrest Cannon, Inc. (incorporated by reference to Exhibit 10 to Fieldcrest Cannon, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

 21.1     List of Pillowtex Corporation's Principal Operating Subsidiaries

 23.1     Consent of KPMG LLP

 27       Financial Data Schedule

_______________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

     (b)  Reports On Form 8-K.
          -------------------

     During the quarter ended January 1, 2000, Pillowtex filed a Current Report on Form 8-K, dated December 7, 1999 and filed on December 14, 1999, reporting information under "Item 5. Other Events" regarding certain waivers and amendments with respect to Pillowtex's senior secured credit agreements.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2000.

                                           PILLOWTEX CORPORATION



                                           By  /s/ Charles M. Hansen, Jr.
                                               ---------------------------
                                           Charles M. Hansen, Jr.
                                           Chairman of the Board and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2000.


     Signatures                    Title
     ----------                    -----
/s/ Charles M. Hansen, Jr.         Chairman of the Board and Chief Executive
-------------------------------    Officer; Director (Principal Executive
Charles M. Hansen, Jr.             Officer)

/s/ John A. Macaulay               Senior Vice President - Finance
-------------------------------    (Principal Accounting Officer)
John A. Macaulay

/s/ Scott E. Shimizu               Director
-------------------------------
Scott E. Shimizu

/s/ Mary R. Silverthorne           Director
-------------------------------
Mary R. Silverthorne

/s/ William B. Madden              Director
-------------------------------
William B. Madden

/s/ M. Joseph McHugh               Director
-------------------------------
M. Joseph McHugh

/s/ Paul G. Gillease               Director
-------------------------------
Paul G. Gillease

/s/ Ralph W. La Rovere             Director
-------------------------------
Ralph W. La Rovere

/s/ Mark A. Petricoff              Director
-------------------------------
Mark A. Petricoff

                    PILLOWTEX CORPORATION AND SUBSIDIARIES

Independent Auditors' Report..................................................  F-2

Consolidated Financial Statements:
---------------------------------

     Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000...   F-3

     Consolidated Statements of Operations for the fiscal years ended
     January 3, 1998, January 2, 1999 and January 1, 2000.....................  F-4

     Consolidated Statements of Shareholders' Equity for the fiscal years ended January 3, 1998, January 2, 1999 and January 1, 2000.........  F-5

     Consolidated Statements of Cash Flows for the fiscal years ended
     January 3, 1998, January 2, 1999 and January 1, 2000.....................  F-6

     Notes to Consolidated Financial Statements...............................  F-7

Financial Statement Schedule for the fiscal years ended
January 3, 1998,  January 2, 1999 and January 1, 2000

     Schedule II - Valuation and Qualifying
     Accounts.................................................................  S-1

                    PILLOWTEX CORPORATION AND SUBSIDIARIES

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pillowtex Corporation and subsidiaries as of January 2, 1999 and January 1, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG LLP


Dallas, Texas
February 15, 2000, except for Note 11, as to which the date is March 31, 2000

                    PILLOWTEX CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      January 2, 1999 and January 1, 2000
                 (Dollars in thousands, except for par value)

                                                                                  1998                        1999
                                                                            ----------------           ----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $           5,561                   4,854
   Receivables (note 11):
      Trade, less allowances of $21,117 in 1998 and $33,351 in 1999                    246,348                 268,499
      Other                                                                             13,124                  17,923
   Inventories (notes 6 and 11)                                                        434,281                 423,052
   Assets held for sale                                                                  4,058                   1,595
   Prepaid expenses                                                                      3,785                   5,502
                                                                             -----------------        ----------------
      Total current assets                                                             707,157                 721,425
Property, plant and equipment, net (notes 7 and 11)                                    629,205                 644,821
Intangible assets, at cost less accumulated amortization of
   $15,577 in 1998 and $26,355 in 1999                                                 289,829                 288,856
Other assets                                                                            27,963                  28,287
                                                                             -----------------        ----------------
          Total assets                                                       $       1,654,154               1,683,389
                                                                             =================        ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable (note 8)                                                 $         127,575                 119,848
   Accrued expenses (note 8)                                                            96,250                  73,238
   Deferred income taxes (note 12)                                                      22,978                  37,848
   Current portion of long-term debt (note 11)                                          12,421                  85,759
                                                                             -----------------        ----------------
      Total current liabilities                                                        259,224                 316,693
Long-term debt, net of current portion (note 11)                                       944,493                 965,323
Deferred income taxes (note 12)                                                         96,013                  67,720
Noncurrent liabilities (note 10)                                                        53,434                  52,366
                                                                             -----------------        ----------------
      Total liabilities                                                              1,353,164               1,402,102

Series A redeemable convertible preferred stock, $.01 par value;
    65,475 shares issued and outstanding (note 13)                                      63,057                  73,898

Shareholders' equity (notes 11 and 14)
    Preferred stock, $.01 par value; authorized 20,000,000 shares;
       Only Series A issued                                                                 --                      --
    Common stock, $.01 par value; authorized 55,000,000 shares;
       14,126,595 and 14,261,856 shares issued and outstanding in
       1998 and 1999, respectively                                                         141                     142
    Additional paid-in capital                                                         155,811                 160,515
    Retained earnings                                                                   83,650                  49,269
    Currency translation adjustment                                                     (1,669)                 (1,730)
    Deferred compensation                                                                   --                    (807)
                                                                             -----------------        ----------------
      Total shareholders' equity                                                       237,933                 207,389
Commitments and contingencies (notes 9, 10, and 15)                          -----------------        ----------------
          Total liabilities and shareholders' equity                         $       1,654,154               1,683,389
                                                                             =================        ================

         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
        Years ended January 3, 1998, January 2, 1999 and January 1, 2000
               (Amounts in thousands, except for per share data)



                                                                         1997                  1998                 1999
                                                                  ----------------      ----------------     ----------------
Net sales                                                         $        579,999      $      1,509,841     $      1,552,068
Cost of goods sold                                                         485,679             1,237,085            1,358,966
                                                                  ----------------      ----------------     ----------------
      Gross profit                                                          94,320               272,756              193,102
Selling, general and administrative expenses                                52,090               128,685              131,256

Provision for asset impairment (note 7)                                         --                    --                2,000
Restructuring charge (note 3)                                                5,986                 1,539                   --
                                                                  ----------------      ----------------     ----------------
      Earnings from operations                                              36,244               142,532               59,846

Interest expense                                                            22,470                72,288               87,279
                                                                  ----------------      ----------------     ----------------
      Earnings (loss) before income taxes
        and extraordinary items                                             13,774                70,244              (27,433)

Income taxes (benefits) (note 12)                                            5,538                27,389               (7,901)
                                                                  ----------------      ----------------     ----------------
      Earnings (loss) before extraordinary items                             8,236                42,855              (19,532)

Extraordinary items, net of income tax benefit of $613
  (note 11)                                                                    919                    --                   --
                                                                  ----------------      ----------------     ----------------
      Net earnings (loss)                                                    7,317                42,855              (19,532)

Preferred dividends and accretion (note 13)                                     85                 2,097               12,294
                                                                  ----------------      ----------------     ----------------
      Earnings (loss) available for common shareholders           $          7,232      $         40,758     $        (31,826)
                                                                  ================      ================     ================

Basic earnings (loss) per common share (note 4):
        Before extraordinary items                                $           0.75      $           2.89     $          (2.25)
        Extraordinary items                                                  (0.08)                   --                   --
                                                                  ----------------      ----------------     ----------------
        Basic earnings (loss) per common share                    $           0.67      $           2.89     $          (2.25)
                                                                  ================      ================     ================
Weighted average common shares outstanding - basic                          10,837                14,082               14,154

Diluted earnings (loss) per common share (note 4):
        Before extraordinary items                                $           0.74      $           2.52     $          (2.25)
        Extraordinary items                                                  (0.08)                   --                   --
                                                                  ----------------      ----------------     ----------------
        Diluted earnings (loss) per common share                  $           0.66      $           2.52     $          (2.25)
                                                                  ================      ================     ================
Weighted average common shares outstanding - diluted                        11,086                17,653               14,154


         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity
        Years ended January 3, 1998, January 2, 1999 and January 1, 2000
              (in thousands of dollars, except for per share data)


                                 Common       Stock
                              ----------------------    Additional                                       Currency        Total
                                 Number        Par       paid-in       Retained        Deferred        translation    shareholders'
                               of shares      value      capital       earnings      compensation       adjustment       equity
                              -----------   -------   ------------   ----------    --------------    -------------  ---------------
Balances at December 28, 1996  10,617,722   $   106   $   58,427      $   41,665      $     --          $   (194)      $   100,004
Comprehensive income:
    Net earnings                                                           7,317                                             7,317
    Currency translation
     adjustments                                                                                            (662)             (662)
                                                                                                                       -----------
    Total comprehensive
     income                                                                                                                  6,655
                                                                                                                       -----------
Issuance of common stock -
    acquisitions (note 5)       3,175,181        32       89,676                                                            89,708
Exercise of stock options,
    including tax benefits
     of $517 (note 14)            174,812         2        2,992                                                             2,994
Preferred stock dividends
 (note 13)                                                                   (85)                                              (85)
Common stock dividends
    declared ($.24 per share)                                             (2,569)                                           (2,569)
                             ------------   -------   ----------      ----------  ------------       -----------       -----------
Balance at January 3, 1998     13,967,715   $   140   $  151,095      $   46,328    $       --          $   (856)      $   196,707

Comprehensive income:
    Net earnings                                                          42,855                                            42,855
    Currency translation
     adjustments                                                                                            (813)             (813)
                                                                                                                       -----------
    Total comprehensive income                                                                                              42,042
                                                                                                                       -----------
Exercise of stock options,
    including tax benefits
     of $1,637 (note 14)          154,458         1        4,545                                                             4,546
Issuance of common stock -
    convertible debentures          4,422                    171                                                               171
Accretion of Series A
 Preferred Stock (note 13)                                                  (216)                                             (216)
Preferred stock dividends
 (note 13)                                                                (1,934)                                           (1,934)
Common stock dividends
    declared ($.24 per share)                                             (3,383)                                           (3,383)
                             ------------   -------   ----------      ----------  ------------       -----------       -----------
Balance at January 2, 1999     14,126,595   $   141   $  155,811      $   83,650    $       --          $ (1,669)      $   237,933

Comprehensive loss:
    Net loss                                                             (19,532)                                          (19,532)
    Currency translation
     adjustments                                                                                             (61)              (61)
                                                                                                                       -----------
    Total comprehensive loss                                                                                               (19,593)
                                                                                                                       -----------
Exercise of stock options,
    Including tax benefits
     of $6 (note 14)                3,375                     49                                                                49
Issuance of restricted stock-      46,398                  1,190                          (807)                                383
Issuance of common stock -
    convertible debentures         85,518         1        3,465                                                             3,466
Accretion of Series A
 Preferred Stock (note 13)                                                  (216)                                             (216)
Preferred stock dividends
 (note 13)                                                               (12,078)                                          (12,078)
Common stock dividends
    declared ($.18 per share)                                             (2,555)                                           (2,555)
                             ------------   -------   ----------      ----------  ------------       -----------       -----------
Balance at January 1, 2000     14,261,886   $   142   $  160,515      $   49,269    $     (807)         $ (1,730)      $   207,389
                             ============   =======   ==========      ==========   ===========       ===========       ===========


         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
       Years ended January 3, 1998, January 2, 1999 and January 1, 2000
                             (Dollars in thousands)



Cash flows from operating activities:                               1997          1998          1999
                                                                 -----------   -----------   -----------
Net earnings (loss)                                              $     7,317   $    42,855   $   (19,532)
 Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities:
     Depreciation and amortization                                    16,064        54,021        60,074
     Extraordinary items                                                 919            --            --
     Restructuring and asset impairment                                5,986         1,539         2,000
     Deferred income taxes                                            (2,320)       22,058        (8,356)
     Loss (gain) on disposal of property, plant and equipment         (1,052)          166            65
     Changes in assets and liabilities
      excluding effects of businesses acquired:
             Trade receivables                                        (8,173)      (16,914)      (23,240)
             Inventories                                              (3,900)      (56,372)       10,632
             Accounts payable and accrued expenses                    (6,236)       12,438       (12,641)
             Other assets and liabilities                              8,781        (5,181)          532
                                                                  ----------    ----------    ----------
       Net cash provided by operating activities                      17,386        54,610         9,534
                                                                  ----------    ----------    ----------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                 4,926        12,308           472
   Purchases of property, plant and equipment                        (20,567)     (133,620)      (89,737)
   Proceeds from disposal of assets held for sale                         --        25,935         5,679
   Payments for businesses purchased                                (535,222)     (106,746)           --
                                                                  ----------    ----------    ----------
       Net cash used in investing activities                        (550,863)     (202,123)      (83,586)
                                                                  ----------    ----------    ----------

Cash flows from financing activities:
   Increase (decrease) in checks not yet presented for payment         6,583          (247)      (18,592)
   Borrowings on revolving credit loans                              200,600       470,400       383,028
   Repayments of revolving credit loans                             (146,600)     (402,600)     (271,028)
   Proceeds from the issuance of other long-term debt                435,000       100,000            --
   Retirement of long-term debt                                       (2,727)      (14,127)      (16,095)
   Payments of debt and equity issuance costs                        (19,703)       (1,849)           --
   Proceeds from issuance of redeemable convertible preferred         65,000            --            --
    stock
   Dividends paid                                                     (2,569)       (5,402)       (4,011)
   Proceeds from exercise of stock options                             2,477         2,295            43
                                                                  ----------    ----------    ----------
       Net cash provided by financing activities                     538,061       148,470        73,345
                                                                  ----------    ----------    ----------

Net change in cash and cash equivalents                                4,584           957          (707)
Cash and cash equivalents at beginning of period                          20         4,604         5,561
                                                                  ----------    ----------    ----------
Cash and cash equivalents at end of period                       $     4,604   $     5,561   $     4,854
                                                                  ==========    ==========    ==========

         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

(1)  General

          Pillowtex Corporation (the "Parent") and its subsidiaries (collectively, with Parent, the "Company"), is a North American designer, manufacturer and marketer of home textile products, offering a full line of bed pillows, blankets, sheets, pillow cases, mattress pads, down comforters, towels, bath rugs, kitchen textiles and other home textile products. As a supplier across all distribution channels, the Company sells its products to most major mass merchants, wholesale clubs, department stores, specialty retailers, catalogs, institutions and international customers.

(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the financial statements of Pillowtex Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Fiscal Year

          The Company's fiscal year ends on the Saturday closest to December 31. Fiscal year 1997 ended January 3, 1998, fiscal year 1998 ended January 2, 1999 and fiscal year 1999 ended January 1, 2000. Such years include the results of operations for 53, 52 and 52 weeks, respectively.

     (c)  Statements of Cash Flows

          For purposes of reporting cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

          Supplemental disclosures of cash flow information for fiscal years 1997, 1998 and 1999 follow:

                                                            1997                 1998                1999
                                                      ---------------     ---------------      ---------------
               Interest paid                          $        19,207              73,223               87,906
                                                      ===============     ===============      ===============
               Income taxes paid (refunded)           $         7,533              (5,042)                 769
                                                      ===============     ===============      ===============

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

                                                                     (Continued)

                                      F 7

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

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

     (g)  Intangibles

          Intangible assets consist primarily of goodwill ($252.0 million and $261.9 million net of accumulated amortization of $10.9 million and $17.5 million as of January 2, 1999 and January 1, 2000, respectively) recorded in connection with the Company's acquisitions (see note 5). Goodwill represents the excess of purchase price over the fair value of net assets acquired. Amortization is provided using the straight-line method principally over an estimated useful life of 40 years.

          Other intangible assets consist principally of trademarks and deferred debt issuance costs. Trademarks are amortized using the straight-line method over their useful lives which range from 5 to 40 years. Debt issuance costs are amortized using the effective interest method over the terms of the related debt which range from 6 to 12 years.

          The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The discount rate used will be based on the Company's cost of capital. The Company believes no impairment of goodwill has occurred and that no reduction of the estimated useful lives is warranted.

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

     (i)  Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value (see note 11 regarding the fair value of debt and interest rate swaps).

     (j)  Income Taxes

          Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deffered taxes of a change in tax rates is recognized income in the period that includes the enactment date.

                                                                     (Continued)

                                      F 8

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

     (k)  Stock Option Plan

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company applies the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provides pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. Compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant.

     (l)  Revenue Recognition

          Revenue is recognized upon shipment of products. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues.

     (m)  Advertising Expenses

          The Company expenses advertising costs as incurred. Advertising expense was approximately $3.8 million, $19.9 million and $24.9 million during fiscal years 1997, 1998 and 1999, respectively.

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

     (o)  Foreign Currency Translation and Transactions

          The Company's foreign subsidiaries use the local currency as the functional currency and translate their assets and liabilities into U.S. dollars using current exchange rates. Revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the consolidated statements of operations and were not material in any of the years presented.

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

3)   Restructuring Charge

     During the fourth quarter of 1997, the Company committed to a plan to consolidate its blanket production into its facilities in Swannanoa, North Carolina and Westminster, South Carolina. The aggregate cost of this restructuring was estimated to be approximately $7.5 million, of which approximately $6.0 million (associated with the write-down of certain assets and other expenses) was accrued in fiscal year 1997, and the remaining $1.5 million (associated with employee severance) was expensed in the first quarter of fiscal year 1998. Expenditures related to the restructuring were substantially complete as of the end of fiscal year 1998.

                                                                     (Continued)

                                      F 9

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

(4)  Earnings Per Share

          The following table reconciles the numerators and denominators of basic and diluted earnings per share for fiscal years 1997, 1998, and 1999. In 1997 and 1998 options to purchase 0 and 500,000 shares respectively were not included in the computation of diluted earnings because including them would have been anti-dilutive. All potentially dilutive securities in 1999 were considered anti-dilutive, therefore basic and diluted loss per share are the same.

                                                      1997                    1998                    1999
                                             -------------------     --------------------    --------------------
                                                                                               Earnings
                                               Earnings   Shares       Earnings   Shares        (loss)     Shares
                                             -------------------     --------------------    ---------------------
Basic - earnings (loss) available for
     common shareholders                     $   7,232    10,837     $   40,758    14,082    $  (31,826)    14,154

Effect of dilutive securities:
     Stock options                                   -       132              -       207             -          -
     Convertible debentures                          -         -          1,577       656             -          -
     Convertible preferred stock                    85       117          2,097     2,708             -          -
                                             -------------------     --------------------    ---------------------
Diluted - earnings (loss) available
     for common shareholders plus
     assumed conversions                     $   7,317    11,086     $   44,432    17,653    $  (31,826)    14,154
                                             ===================     ====================    =====================

(5)  Acquisitions

          On July 28, 1998, the Company acquired the net assets of The Leshner Corporation ("Leshner"), a 91 year-old manufacturer of towels and terry-related products, for a purchase price of $41.8 million in cash (including acquisition costs). In connection with the acquisition, the Company retired $32.5 million of outstanding Leshner debt. The acquisition and related debt retirement were financed through the term loan under the senior credit facilities (see note 11). The purchase price exceeded the fair value of net assets acquired by approximately $27.8 million, which is being amortized on a straight line basis over 40 years. The pro forma effects of such transaction, as if it had occurred at the beginning of fiscal year 1997, are not significant.

          On December 19, 1997, the Company acquired all of the outstanding common and preferred stock of Fieldcrest Cannon Inc. ("Fieldcrest Cannon") in exchange for cash of $335.9 million (including acquisition costs) and approximately 3.2 million shares of common stock of the Company ("the Merger"). In connection with the Merger, the Company retired $199.0 million and assumed $107.9 million of outstanding Fieldcrest Cannon debt. The purchase price exceeded the fair value of net assets acquired by approximately $184.8 million, which is being amortized on a straight line basis over 40 years.

          The acquisitions have been accounted for under the purchase method of accounting and, accordingly, results of operations of Fieldcrest Cannon and Leshner have been included in the consolidated statements of operations since their respective acquisition dates.

                                                                     (Continued)

                                      F 10

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

(6)  Inventories

          Inventories consist of the following at January 2, 1999 and January 1, 2000:

                                     1998        1999
                                     ----        ----
          Finished goods         $  218,439     218,381
          Work-in-process           134,428     136,924
          Raw materials              58,306      44,424
          Supplies                   23,108      23,323
                                 ----------   ---------

                                 $  434,281     423,052
                                 ==========   =========

          At January 2, 1999 and January 1, 2000, 51% and 57%, respectively, of inventories were valued at LIFO which approximates current replacement cost. The remaining inventories are valued at FIFO. Inventories are net of related reserves of approximately $15.3 million and $17.2 million at January 2, 1999 and January 1, 2000, respectively.

(7)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost and consist of the following at January 2, 1999 and January 1, 2000:

                                                                1998        1999
                                                                ----        ----
          Land                                               $   28,812      29,912
          Buildings and improvements                            182,414     196,048
          Machinery and equipment                               370,581     405,495
          Data processing equipment                              29,325      95,866
          Furniture and fixtures                                  6,346       6,673
          Leasehold improvements                                  4,020       4,090
          Projects in progress                                  106,444      57,120
                                                             ----------   ---------
                                                                727,942     795,204
          Less accumulated depreciation and amortization        (98,737)   (150,383)
                                                             ----------   ---------
                                                             $  629,205     644,821
                                                             ==========   =========

          Interest costs of $4.7 million and $5.6 million, incurred during fiscal years 1998 and 1999, respectively, for the purchase and construction of qualifying fixed assets, were capitalized and are being amortized over the related assets' estimated useful lives. During 1999 a $2.0 million impairment was recorded to reduce the carrying value of the Opelika facility, which was closed in the first quarter of 1999, to its estimated fair value.

                                                                     (Continued)

                                      F 11

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


(8)  Accounts Payable and Accrued Expenses

          Accounts payable includes $39.1 million and $20.5 million at January 2, 1999 and January 1, 2000, respectively, of checks not yet presented for payment on zero balance disbursement accounts.

     Accrued expenses consist of the following at January 2, 1999 and January 1, 2000:

                                                                                         1998                   1999
                                                                                 ------------------     ------------------

          Employee-related compensation and benefits                             $           24,974                 18,313
          Insurance and worker's compensation                                                24,794                 15,812
          Customer rebates                                                                   14,490                 14,162
          Interest and commitment fees                                                        7,036                  6,972
          Advertising                                                                         4,435                    795
          Royalties and commissions                                                           4,276                  4,115
          Other accrued expenses                                                             16,245                 13,069
                                                                                 ------------------     ------------------

                                                                                 $           96,250                 73,238
                                                                                 ==================     ==================

(9)  Pension Plans

          The Company has defined benefit pension plans covering substantially all of its employees except certain union employees who are not covered under these plans. The plans provide pension benefits based on the employees' compensation and years of service. The Company's funding policy provides for annual contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. Pension plan assets consist of investments in publicly traded corporate common stocks and bonds, as well as U.S. government obligations. Summarized information for the plans follows:

                                                                                         1998                      1999
                                                                                --------------------      --------------------
          Change in benefit obligation:
            Benefit obligation at beginning of year                              $            306,950                   337,939
            Acquisitions                                                                        7,240                         -
            Service cost                                                                        7,730                     7,615
            Plan amendments                                                                         -                       773
            Interest cost                                                                      21,070                    21,892
            Actuarial (gain) loss                                                              13,869                   (48,420)
            Benefits paid                                                                     (18,920)                  (22,910)
                                                                                ---------------------      --------------------
               Benefit obligation at end of year                                 $            337,939                   296,889
                                                                                =====================      ====================
          Change in plan assets:
            Fair value of plan assets at beginning of year                       $            307,772                   336,642
            Acquisitions                                                                        8,903                         -
            Actual return on plan assets                                                       35,085                    57,108
            Employer contributions                                                              3,802                         -
            Benefits paid                                                                     (18,920)                  (22,910)
                                                                                ---------------------      --------------------
               Fair value of plan assets at end of year                          $            336,642                   370,840
                                                                                =====================      ====================
          Funded status:
            Benefit obligation                                                   $           (337,939)                 (296,889)
            Fair value of plan assets                                                         336,642                   370,840
            Unrecognized transition asset                                                         (43)                      (35)
            Unrecognized prior service cost                                                       172                       909
            Unrecognized net actuarial (gain) loss                                              7,102                   (64,044)
                                                                                ---------------------      --------------------
               Prepaid benefit cost                                              $              5,934                    10,781
                                                                                =====================      ====================

                                       F 12                          (continued)

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

                                                                         1997           1998          1999
                                                                      ------------  ------------   ------------
          Weighted average assumptions as of  January 3, 1998,
          January 2, 1999 and January 1, 2000:
            Discount rate                                                     7.00%         6.75%          8.00%
            Expected return                                              9.00-9.50%    9.00-9.50%    9.00-10.50%
            Compensation increase rate                                   4.00-4.50%         4.00%          4.00%

          Components of net periodic pension cost:
            Service cost                                              $      1,058         7,730          7,615
            Interest cost                                                    1,414        21,070         21,892
            Expected return on plan assets                                  (1,622)      (28,503)       (34,379)
             Recognized net actuarial (gain) loss                                -             -             (2)
            Amortization of transition asset                                    (8)           (8)            (8)
            Amortization of prior service cost                                  35            35             35
                                                                      ------------  ------------   ------------
             Net periodic pension cost                                $        877           324         (4,847)
                                                                      ============  ============   ============


          The Company also sponsors employee savings plans which cover substantially all employees. The Company's matching provisions under these plans vary, with some matches being discretionary. The matching formulas of certain plans can be changed annually. In fiscal years 1997, 1998 and 1999, the Company incurred costs of $0.1 million, $3.5 million and $3.2 million respectively, to provide matching contributions for plans with matching provisions.

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

                                                                                        1998                      1999
                                                                                 --------------------      --------------------
          Change in benefit obligation:
            Benefit obligation at beginning of year                              $             39,348                    38,090
            Service cost                                                                          709                       582
            Interest cost                                                                       2,466                     2,430
            Actuarial (gain) loss                                                                (538)                   (3,947)
            Benefits paid                                                                      (3,895)                   (2,737)
                                                                                 --------------------      --------------------
               Benefit obligation at end of year                                 $             38,090                    34,418
                                                                                 ====================      ====================


          Change in plan assets:
            Fair value of plan assets at beginning of year                       $                 --                        --
            Employer contributions                                                              3,895                     2,737
            Benefits paid                                                                      (3,895)                   (2,737)
                                                                                 --------------------      --------------------
               Fair value of plan assets at end of year                          $                 --                        --
                                                                                 ====================      ====================

          Funded status:
            Benefit obligation                                                   $            (38,090)                  (34,418)
            Unrecognized net actuarial (gain) loss                                               (357)                   (4,275)
                                                                                 --------------------      --------------------
               Accrued postretirement benefit cost included in
                noncurrent liabilities                                          $             (38,447)                  (38,693)
                                                                                 ====================      ====================

                                       F 13                          (continued)

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


                                                                                       1997        1998       1999
                                                                                   ----------- ----------- -----------
Weighted average assumptions as of January 3 1998, January 2, 1999 and January 1, 2000:
  Discount rate                                                                          7.00%        6.75%       8.00%
  Compensation increase rate                                                             4.00%        4.00%       4.00%

Components of net periodic postretirement cost:
  Service cost                                                                     $       35          709         582
  Interest cost                                                                           114        2,465       2,430
  Amortization of actuarial gain                                                           --         (181)        (28)
                                                                                   -----------------------------------
     Net periodic postretirement benefit cost                                      $      149        2,993       2,984
                                                                                   ===================================


(11) Long-term Debt and Liquidity

          Long-term debt consists of the following at January 2, 1999 and January 1, 2000:

                                                                                                1998                  1999
                                                                                         -----------------     -----------------
          Revolver                                                                       $         182,800               259,800
          Overline Credit Facility                                                                      --                35,000
          Term loans                                                                               348,750               341,500
          9% Senior Subordinated Notes due 2007                                                    185,000               185,000
          10% Senior Subordinated Notes due 2006                                                   125,000               125,000
          6% convertible subordinated sinking fund debentures due in 2012
                    (effective rate of 8.72%, net of $15.6 million and $14.3 million in unamortized discount at January 2, 1999 and January 1, 2000,
                    respectively)                                                                   88,594                82,205
          Industrial revenue bonds with interest rates from 3.60% to 7.85% and maturities through July 1, 2021; generally collateralized by land and
            buildings                                                                               19,528                16,814
          Other debt                                                                                 7,242                 5,763
                                                                                         -----------------     -----------------

                                                                                                   956,914             1,051,082

          Less:
          Current portion                                                                           12,421                85,759

                                                                                         -----------------     -----------------

          Total long-term debt                                                           $         944,493               965,323
                                                                                         =================     =================


     In December 1997, in connection with the Fieldcrest Cannon acquisition, Pillowtex entered into new senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America acts as the agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, Pillowtex amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of Leshner, allowing Pillowtex to fund the transaction and reduce borrowings under the revolving credit facility. Effective March 12, 1999, the revolving credit facility was amended to permit Pillowtex to use for working capital one-half of a $61.0 million portion of the facility held as contingency reserve for cash payments required upon conversion of the Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012, thereby increasing availability under that facility. Effective October 1, 1999, the revolving credit facility was further amended to permit Pillowtex to use the other half of the contingency reserve for working capital, thereby increasing availability under that facility. At the end of the third and fourth quarters of its 1999 fiscal year, Pillowtex was not in compliance with certain financial covenants under its senior debt facilities. The Company obtained a series of temporary waivers of this non-compliance. Effective as of December 7, 1999, the Company agreed to certain amendments to the senior debt facilities, principally related to cash management, adjustments to restrictive covenants, and borrowings under, and uses of proceeds from, the revolving credit facility. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance with financial covenants and the senior debt

                                       F 14                          (continued)

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


facilities were further amended to shorten their terms to maturity and accelerate the related amortization schedules for the repayment of principal, to increase the applicable interest rate margins (subject to reduction if the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) exceeds a specified level for the 2000 fiscal year), to add a covenant requiring that EBITDA must exceed specified levels for future fiscal periods and to eliminate all other financial covenants, to modify certain restrictive covenants, to limit borrowings under the revolving credit facility based on a formula tied to 45% of eligible inventory plus 80% of eligible accounts receivable, and to provide for a series of reductions in the commitment under the revolving credit facility. The Company believes that it will be able to comply with the amended financial covenants in the future; however, there can be no assurance of such compliance.

     The revolving credit facility includes $55.0 million of availability for letters of credit. At January 1, 2000, $35.2 million of letters of credit were outstanding.

     As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon the London Interbank Offered Rate plus 3.50% (9.63% at March 24, 2000). The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of .50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities for 1999 was 7.7%. The senior debt facilities now expire on January 31, 2002.

     The senior debt facilities are guaranteed by each of the domestic subsidiaries of Pillowtex, and are secured by first priority liens on all of the capital stock of each domestic subsidiary of Pillowtex and by 65% of the capital stock of Pillowtex's foreign subsidiaries. Pillowtex has also granted a first priority security interest in all of its presently unencumbered and future domestic assets and properties, and all presently unencumbered and future domestic assets and properties of each of its subsidiaries. The term loan facility is subject to mandatory prepayment from all net cash proceeds of asset sales and debt issuances of Pillowtex (except as specifically provided), 50% of the net cash proceeds of equity issuances by Pillowtex or any of its subsidiaries, and 75% of Excess Cash Flow (as defined). All mandatory prepayments will be applied pro rata between the Tranche A Term Loan and the Tranche B Term Loan to reduce the remaining installments of principal.

     The senior debt facilities contain a number of negative covenants, which covenants restrict, among other things, Pillowtex's ability to incur additional debt, pay dividends or make other restricted payments, sell stock of subsidiaries, grant liens, make capital expenditures, engage in transactions with affiliates, make loans, advances and investments, dispose of assets, effect mergers, consolidations and dissolutions, and make certain changes in its business.

     A breach of any of the covenants contained in the senior debt facilities could result in a default under the terms of the facilities. Upon the occurrence of an event of default: the senior lenders would not be obligated to make additional advances under the revolving credit facility; the senior lenders would be entitled to declare all amounts outstanding under the senior debt facilities, including accrued interest or other obligations, to be immediately due and payable; the senior lenders would have the rights to block payment on substantially all of Pillowtex's other long-term debt; and the senior lenders would be entitled to proceed against the collateral granted to them to secure the senior debt. In these circumstances, cross defaults could occur making substantially all of Pillowtex's other long-term debt due. If any senior debt were to be accelerated, the Company cannot be certain that its assets would be sufficient to repay in full that debt and its other debt.

     As a result of the covenants described above, Pillowtex's ability to respond to changing business and economic conditions and to secure additional financing, if needed, is significantly restricted.

     In May 1999, Pillowtex entered into a $20.0 million senior unsecured revolving credit facility (overline facility) in order to obtain additional working capital availability. On July 27, 1999, this facility was amended to increase the amount of funds available to $35.0 million. At the end of the third and fourth quarters of its 1999 fiscal year, Pillowtex was not in compliance with certain financial covenants under this facility, the covenants of which are established by reference to the senior debt facilities described above. The Company obtained a series of temporary waivers of this non-compliance and extensions of the maturity date. Effective as of December 7, 1999, the

                                       F 15                          (continued)

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

Company agreed to certain amendments to this facility, resulting in the facility being secured by the assets securing the senior debt facilities described above. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance and the facility was amended to lengthen its term to maturity, to impose an amortization schedule for the repayment of principal, and to increase the applicable interest rate margins (subject to reduction if the Company's EBITDA exceeds a specified level for the 2000 fiscal year).

     This facility is guaranteed on a senior basis by Pillowtex's domestic subsidiaries. Pillowtex is currently required to pay interest on any amounts borrowed under the facility at a rate which is based upon the London Interbank Offered Rate plus 4.5% or the base rate plus 3.0%, at Pillowtex's option. This facility matures upon termination by Pillowtex at any time or otherwise at the earliest of: a) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by Pillowtex or its domestic subsidiaries, or other specified events; or b) January 31, 2002.

     In connection with the Fieldcrest Cannon merger, Pillowtex issued $185.0 million of 9% Senior Subordinated Notes due 2007 in a private offering. In March 1998, Pillowtex completed an offer to exchange the unregistered 9% Notes previously sold in the private offering for an equal aggregate principal amount of registered 9% Notes. The 9% Notes are due December 15, 2007, with interest payable semiannually commencing June 15, 1998. Pillowtex may at its option redeem the 9% Notes, in whole or in part, on or after December 15, 2002 at a redemption price of 104.5%, which declines 1.5% annually through December 15, 2005 to 100%. The 9% Notes are general unsecured obligations of Pillowtex, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu to the 10% Notes described below.

     On November 12, 1996, Pillowtex issued the 10% Senior Subordinated Notes due 2006 in a private offering. In March 1997, Pillowtex completed an offer to exchange the unregistered 10% Notes previously sold in the private offering for an equal aggregate principal amount of registered 10% Notes. The 10% Notes are due November 15, 2006, with interest payable semiannually commencing May 15, 1997. Pillowtex used the proceeds from such offering to retire the outstanding indebtedness under Pillowtex's previously existing term loan, to finance the acquisition of certain assets of Fieldcrest Cannon's blanket operations, to temporarily reduce indebtedness under the previous revolving credit facility, and to acquire a warehouse facility. Pillowtex may, at its option, redeem the 10% Notes, in whole or in part, on or after November 15, 2001 at a redemption price of 105.0%, which declines 1.667% annually through November 15, 2004 to 100%. The 10% Notes are general unsecured obligations of Pillowtex, and are subordinated in right of payment to all existing and future senior indebtedness.

     The 9% Notes and the 10% Notes are unconditionally guaranteed on a senior subordinated basis by each of the existing and future domestic subsidiaries of Pillowtex and each other subsidiary of Pillowtex that guarantees Pillowtex's obligations under the senior debt facilities described above. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the relevant guarantor. Upon a change in control, Pillowtex will be required to make an offer to repurchase all outstanding 9% Notes and 10% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of repurchase.

     As a result of Pillowtex's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Subordinated Debentures due 2012 of Fieldcrest Cannon are convertible, at the option of the holders, into a combination of cash and Pillowtex's Common Stock. During the fourth quarter of 1999, Pillowtex notified the holders of 6% Convertible Debentures that it was not practicable or prudent for payments to be made in respect of the conversion of 6% Convertible Debentures and advised holders that had surrendered 6% Convertible Debentures that, with limited exceptions, they could rescind their notice of conversion, return to Pillowtex any Pillowtex Common Stock that had been issued to them and regain possession of their 6% Convertible Debentures. As of March 24, 2000, the cash component due in respect of 6% Convertible Debentures that had been surrendered without subsequent rescission of that surrender was $9.1 million. In addition, as of March 24, 2000, $96.5 million aggregate principal amount of 6% Convertible Debentures remained outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, the resulting cash component to be paid to the holders of 6% Convertible Debentures would have been approximately $61.0 million (classified as current portion of long-term debt at January 1, 2000). Pillowtex is currently prohibited under the terms of its senior subordinated debt from making payments in respect of the 6% Convertible Debentures except for interest and at maturity or pursuant to sinking fund obligations. Pillowtex has initiated discussions with certain holders of its 6% Convertible Debentures regarding a potential restructuring of the 6% Convertible Debentures. Currently, it is anticipated that any comprehensive restructuring of the 6% Convertible Debentures involving cash payments (other than pursuant to sinking
                                       F 16                          (continued)

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

fund obligations) would likely require the consent of the holders of Pillowtex's senior subordinated debt.

     As of January 2, 1999, Pillowtex had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 5.26%, respectively. As of January 1, 2000, Pillowtex had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 6.05%, respectively. The fair values of the swaps at January 2, 1999 and January 1, 2000 were $2.1 million and $4.0 million, respectively in favor of Pillowtex.

     Under the terms of its senior secured credit agreements and senior subordinated debt and its Series A Redeemable Convertible Preferred Stock, Pillowtex currently is prohibited from paying cash dividends or making other distributions to Holders of its Common Stock.

     Based upon current and anticipated levels of operations, and aggressive efforts to reduce inventories and accounts receivable, Pillowtex anticipates that its cash flow from operations, together with amounts available under its revolving credit facility, will be adequate to meet its anticipated cash requirements in the foreseeable future (assuming no significant cash payments are required to be made in respect of the 6% Convertible Debentures other than scheduled interest payments and payments related to satisfaction of the sinking fund obligations). In the event that cash flows and available borrowings under the revolving credit facility are not sufficient to meet future cash requirements, Pillowtex may be required to reduce planned capital expenditures or seek additional financing. Pillowtex can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.


     The interest rates on indebtedness other than the senior credit facilities differ from current market rates. The carrying and fair values of these financial instruments, estimated by discounting the future cash flows using rates currently available or obtaining market prices as of January 2, 1999 and January 1, 2000, are shown below. The senior credit facilities are at current market rates; therefore, their carrying values approximate fair value.

                                                                1998                                         1999
                                             ----------------------------------------     -----------------------------------------

                                                  Carrying                 Fair                 Carrying                 Fair
                                                   Amount                 Value                  Amount                 Value
                                             -----------------     ------------------     ------------------     ------------------
Revolver                                     $         182,800                182,800                259,800                259,800
Overline Credit Facility                                    --                     --                 35,000                 35,000
Term loans                                             348,750                348,750                341,500                341,500
9% Senior Subordinated
    Notes due 2007                                     185,000                189,625                185,000                 64,750
10% Senior Subordinated
    Notes due 2006                                     125,000                132,500                125,000                 45,000
6% convertible
    subordinated sinking
    fund debentures due
    2012                                                88,594                 85,962                 82,205                 28,785
Industrial revenue bonds and other debt                 26,770                 24,120                 22,577                 20,064

                                      F 17

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

     Aggregate maturities of long-term debt for each of the five years following January 1, 2000 and thereafter, assuming the unpaid principal balance at January 1, 2000 under the revolving credit facility remains unchanged and reflecting the revised terms of the senior debt facilities described above, are as follows:

          Fiscal year                                 Amount
                                                  -------------
          2000                                      $  * 24,755
          2001                                           37,683
          2002                                          600,451
          2003                                            8,978
          2004                                            6,710
          Thereafter                                    375,953

     * The amount for 2000 excludes the current portion of long-term debt related to the 6% Convertible Debentures of approximately $61.0 million. This amount is included in the Thereafter amount.

(12) Income Taxes

     The components of income tax expense (benefit), excluding the income tax benefit related to extraordinary items, are as follows:

                                                                              1997                  1998                  1999
                                                                       ----------------      ----------------     -----------------
          U.S. federal - current                                          $       6,385                 3,916                  (600)
          U.S. federal - deferred                                                (1,478)               17,881                (6,362)
          State and foreign taxes - current                                       1,473                 1,415                   200
          State and foreign taxes - deferred                                       (842)                4,177                (1,139)
                                                                       ----------------      ----------------     -----------------

                                                                          $       5,538                27,389                (7,901)
                                                                       ================      ================     =================


       A reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35% of earnings/(loss) before income taxes and extraordinary items to the actual provision for income taxes follows:


                                                                               1997                 1998                  1999
                                                                        ----------------     ----------------     -----------------
          Expected tax at U.S. statutory rate                              $       4,821               24,585                (9,602)
          Amortization of goodwill                                                   188                1,695                 2,308
          State and foreign taxes, net of federal effect                             477                  933                  (610)
          Other                                                                       52                  176                     3
                                                                        ----------------     ----------------     -----------------

                                                                           $       5,538               27,389                (7,901)
                                                                        ================     ================     =================

                                      F 18

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of January 2, 1999 and January 1, 2000 are presented below:

                                                                                            1998                     1999
                                                                                   --------------------     --------------------
     Deferred tax assets:
        Package design costs                                                       $                614                    1,114
        Accrued employee benefits                                                                 4,423                      390
        State deferred income taxes                                                               1,132                      899
        Accruals and allowances                                                                  23,527                   21,006
        Operating losses and credit carryforwards                                                16,524                   26,293
        Other                                                                                     1,668                   10,182
                                                                                   --------------------     --------------------
             Deferred tax assets                                                                 47,888                   59,884
                                                                                   --------------------     --------------------

     Deferred tax liabilities:
        Inventory costs and reserves                                                            (49,242)                  (45,870)
        Depreciable assets                                                                      (97,505)                  (97,787)
        State deferred income taxes                                                              (8,901)                   (9,333)
        Trademarks                                                                              (10,500)                  (12,128)
        Goodwill                                                                                   (731)                     (334)
                                                                                   --------------------      --------------------

             Deferred tax liabilities                                                          (166,879)                 (165,452)
                                                                                   --------------------      --------------------

             Net deferred tax liabilities                                          $           (118,991)                 (105,568)
                                                                                   ====================      ====================

     At January 1, 2000, the Company has a $49.4 million federal net operating loss carryforward expiring 2006 through 2019, $1.8 million general business tax credit carryforwards expiring 2005 through 2019 and $6.7 million unused alternative minimum tax credit carryforwards that do not expire.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets at January 1, 2000 to be realized as a result of the reversal of existing taxable temporary differences.

(13) Redeemable Convertible Preferred Stock

     On December 19, 1997, the Company issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65.0 million less $2.1 million of issue costs. Accretion is being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrue from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate at which dividends will accrue increases to 10% as a result of the Company's earnings per share for 1999 falling below predetermined targets. The Company is also required to pay a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock , which were accrued in the third and fourth quarter of 1999 and which will be issued in fiscal year 2000. Dividends can be paid in cash or additional shares of preferred stock until December 2002, at which time they must be paid in cash. The Company's ability to pay dividends on the common stock and preferred stock is restricted under the terms of its senior credit facilities, senior subordinated debt and, in the case of common stock dividends, under the terms of the preferred stock.

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

                                      F 19

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

(14)  Stock Options

          In 1993, the Company established a stock option plan under which options may be granted to eligible employees and non-employee directors of the Company. Under the stock option plan, the Board of Directors may grant either nonqualified stock options or incentive stock options.

          At January 1, 2000, there were 698 thousand shares available for grant under the stock option plan. The per share weighted-average fair value of stock options granted during fiscal years 1997, 1998 and 1999 was $7.86, $12.81 and $6.46 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                             1997                1998             1999
                                                          -----------         -----------       ---------
     Expected dividend yield                                   1.41%               1.06%            0.0%
     Stock price volatility                                   38.94               36.87           46.53
     Risk-free interest rate                                   6.15                5.48            5.35
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


                                                                                      1997        1998          1999
                                                                                  ------------  ----------- -----------
Earnings (loss) available for common shareholders:
    As reported                                                                   $      7,232       40,758     (31,826)
    Pro forma                                                                            6,720       39,280     (33,410)

Earnings (loss) per share:
    As reported - basic                                                           $        .67         2.89       (2.25)
    As reported - diluted                                                                  .66         2.52       (2.25)
    Pro forma - basic                                                                      .62         2.79       (2.36)
    Pro forma - diluted                                                                    .61         2.43       (2.36)

     All options are granted at an exercise price not less than the fair market value of the common stock at the date of grant. The option period may not be more than ten years from the date the option is granted, and options generally vest over a four-year period.

                                      F 20

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in Thousands of dollars, except for per share data)

     A summary of option activity during fiscal years 1997, 1998 and 1998 follows:

                                                                                                 Weighted average
                                                                             Shares               exercise price
                                                                       ----------------      -------------------------
               Outstanding at December 31, 1997
                 (176 shares exercisable)                                           511                  $13.71
                 Granted                                                            537                   16.98
                 Exercised                                                         (175)                  14.17
                 Canceled                                                          (131)                  14.85
                                                                       ----------------
               Outstanding at January 3, 1998
                 (289 shares exercisable)                                           742                   15.76
                 Granted                                                            562                   34.26
                 Exercised                                                         (154)                  14.86
                 Canceled                                                          (251)                  23.14
                                                                       ----------------
               Outstanding at January 2, 1999
                 (142 shares exercisable)                                           899                   25.36
                 Granted                                                            418                   14.32
                 Exercised                                                           (3)                  12.72
                 Canceled                                                          (272)                  22.00
                                                                       ----------------
               Outstanding at January 1, 2000
                 (296 shares exercisable)                                         1,042                   20.80
                                                                       ================

          Approximately 296 thousand shares that are exercisable at January 1, 2000 have a weighted average exercise price of $20.72. The table below provides weighted average exercise prices and weighted average remaining contractual life of options outstanding at January 1, 2000, segregated based upon ranges of exercise prices.



                                                                                           Weighted average
                                                           Weighted         Weighted           remaining
                                Number       Number         average          average          contractual
                              of options   of options   exercise price   exercise price          life
                              outstanding  exercisable   (outstanding)    (exercisable)      (outstanding)
                             --------------------------------------------------------------------------------
     $ 4.31 - $14.69                  300           89          $ 8.19           $12.87                 6.81
     $14.88 - $24.44                  390          116           19.11            16.89                 7.43
     $27.50 - $33.50                  327           85           32.58            32.42                 8.19
     $44.38                            25            6           44.38            44.38                 8.32

(15) Commitments and Contingent Liabilities

          Manufacturing facilities at certain locations, showrooms, sales offices and warehouse space are leased under non-cancelable operating lease agreements. These leases generally require the Company to pay all executory costs such as maintenance and taxes. Rental expense for operating leases was approximately $7.6 million, $24.7 million and $36.4 million during fiscal years 1997, 1998 and 1999, respectively.

                                      F 21                           (continued)

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in Thousands of dollars, except for per share data)

   Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), which expire at various dates through 2009, are as follows:

          Fiscal year                                 Amount
                                                  -----------
          2000                                        $28,097
          2001                                         25,254
          2002                                         23,494
          2003                                         22,580
          2004                                         21,959
          Thereafter                                   54,362

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

     Sales to the Company's two individual major customers, including their affiliated entities, accounted for approximately 13.5% and 12.6% each of net sales in fiscal 1997 and approximately 23.6% and 6.9% each of net sales in fiscal 1998. These two customers accounted for approximately 20.5% and 9.6% each of net sales in fiscal year 1999.

(17) Segment Information

          The Company is organized by functional responsibilities and operates as a single segment. Net sales from bed and bath products were $554.0 million and $26.0 million respectively in 1997 and $870.1 million and $639.7 million, respectively, in fiscal year 1998, and $856.0 million and $696.1 million, respectively, in fiscal year 1999

          Net sales to customers domiciled in foreign countries were $37.2 million, $118.8 million and $93.3 million in fiscal years 1997, 1998 and 1999, respectively. At January 3, 1998, January 2, 1999 and January 1, 2000, the Company had long-lived assets domiciled in foreign countries of $4.7 million, $3.8 million and $3.8 million, respectively. The Company's domestic long-lived assets (including intangibles) at January 3, 1998, January 2, 1999 and January 1, 2000 were $764.5 million, $943.2 million and $929.2 million, respectively.

                                      F 22                           (continued)

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in Thousands of dollars, except for per share data)

(18) Selected Quarterly Financial Data (Unaudited)

          The following tables present unaudited financial data of the Company for each quarter of fiscal years 1998 and 1999.


                                                                                 1998 quarter ended
                                            ------------------------------------------------------------------------------------
                                                  April 4             July 4              October 3              January 2
                                            -----------------    ----------------  -----------------------  --------------------
     Net sales                              $    366,375             332,046              419,799                391,621
     Gross profit                                 63,920              58,583               79,866                 79,009
     Net earnings                                  5,635               7,092               15,022                 15,106
     Earnings per common
      share - basic                                  .37                 .47                 1.03                   1.03
     Earnings per common
      share - diluted                                .33                 .42                  .87                    .89

                                                                                1999 quarter ended
                                            ------------------------------------------------------------------------------------
                                                  April 3             July 3              October 2              January 1
                                            -----------------    ----------------  -----------------------  --------------------
     Net sales                              $    368,508             362,468              415,806                405,286
     Gross profit                                 56,214              61,560               39,351                 35,977
     Net earnings (loss)                           5,253               6,773              (11,079)               (20,479)
     Earnings (loss) per common
      share - basic                                  .33                 .44                (1.45)                 (1.57)
     Earnings (loss) per common
      share - diluted                                .31                 .40                (1.45)                 (1.57)

          The gross profit for the quarter ended January 1, 2000 includes charges for unabsorbed overhead resulting from idling plants and lower average selling prices, both of which were related to initiatives to reduce inventories. The net loss includes the effects of the items previously described and higher interest costs and bank fees associated with the amendments and waivers to the senior credit facility.

                                      F 23                           (continued)

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      January 2, 1999 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


   Supplemental Condensed Consolidating Financial Information

The following is summarized condensed consolidating financial information for Pillowtex, segregating the Parent and guarantor subsidiaries from non-guarantor subsidiaries. The Guarantor subsidiaries are wholly owned subsidiaries of Pillowtex and guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not provide relevant material additional information to users of the financial statements.

                                                                            January 2, 1999
                                                  ---------------------------------------------------------------------------------
                                                                  Guarantor      Non-Guarantor
                                                       Parent    Subsidiaries    Subsidiaries        Elimination       Consolidated
                                                  ---------------------------------------------------------------------------------
Assets:
Trade receivables                                           -         240,909            5,439                 -            246,348
Receivable from Affiliates                            746,839               -                -          (746,839)                 -

Inventories                                                 -         424,563            9,718                 -            434,281
Other current assets                                        -          25,946              582                 -             26,528
                                                  -----------     -----------      -----------       -----------       ------------
           Total current assets                       746,839         691,418           15,739          (746,839)           707,157

Property, plant and equipment, net                        565         627,114            1,526                 -            629,205
Intangibles                                            19,102         268,478            2,249                 -            289,829
Other assets                                          382,558          17,898                -          (372,493)            27,963
                                                  -----------     -----------      -----------       -----------       ------------
           Total assets                             1,149,064       1,604,908           19,514        (1,119,332)         1,654,154
                                                  ===========     ===========      ===========       ===========       ============

Liabilities and shareholders' equity:
Accounts payable and accrued liabilities                6,425         212,823            4,577                 -            233,825
Payable to affiliates                                       -         744,000            2,839          (746,839)                 -
Other current liabilities                               8,318          27,002               79                 -             35,399
                                                  -----------     -----------      -----------       -----------       ------------
           Total current liabilities                   14,743         983,825            7,495          (746,839)           259,224

Noncurrent liabilities                                833,331         260,082              527                 -          1,093,940
                                                  -----------     -----------      -----------       -----------       ------------
           Total liabilities                          848,074       1,243,907            8,022          (746,839)         1,353,164

Redeemable convertible preferred stock                 63,057               -                -                 -             63,057


Shareholders' equity                                  237,933         361,001           11,492          (372,493)           237,933
                                                  -----------     -----------      -----------       -----------       ------------
            Total Liabilities and Shareholders'     1,149,064       1,604,908           19,514        (1,119,332)         1,654,154
              Equity
                                                  ===========     ===========      ===========       ===========       ============


                                                                              January 1, 2000
                                            -------------------------------------------------------------------------------------
                                                               Guarantor       Non-Guarantor
                                                  Parent      Subsidiaries     Subsidiaries         Elimination      Consolidated
                                            -------------------------------------------------------------------------------------
Assets:
Trade receivables                                     -            260,870            7,629                   -          268,499
Receivable from Affiliates                      747,324                  -                -            (747,324)               -

Inventories                                           -            406,801           16,251                   -          423,052
Other current assets                                  -             29,769              105                   -           29,874
                                            -----------         ----------        ---------         -----------      -----------
           Total current assets                 747,324            697,440           23,985            (747,324)         721,425

Property, plant and equipment, net                  467            642,833            1,521                   -          644,821
Intangibles                                      16,831            269,710            2,315                   -          288,856
Other assets                                    493,579             18,930                -            (484,222)          28,287
                                            -----------         ----------        ---------         -----------      -----------
           Total assets                       1,258,201          1,628,913           27,821          (1,231,546)       1,683,389
                                            ===========         ==========        =========         ===========      ===========

Liabilities and shareholders' equity:
Accounts payable and accrued liabilities          6,482            182,218            4,386                   -          193,086
Payable to affiliates                                 -            736,720           10,604            (747,324)               -
Other current liabilities                        85,579             37,951               77                   -          123,607
                                            -----------         ----------        ---------         -----------      -----------
           Total current liabilities             92,061            956,889           15,067            (747,324)         316,693

Noncurrent liabilities                          884,852            200,446              110                   -        1,085,409
                                            -----------         ----------        ---------         -----------      -----------
           Total liabilities                    976,914          1,157,335           15,177            (747,324)       1,402,102

Redeemable convertible preferred stock           73,898                  -                -                   -           73,898

Shareholders' equity                            207,389            471,578           12,644            (484,222)         207,389
                                            -----------         ----------        ---------         -----------      -----------
       Total Liabilities and Shareholders'
         Equity                               1,258,201          1,628,913           27,821          (1,231,546)       1,683,389
                                            ===========         ==========        =========         ===========      ===========


                                                                     (Continued)

                                     F 24

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             January 3, 1998, January 2, 1999 and January 1, 2000
         (Tables in thousands of dollars, except for per share data)

                                                          January 3, 1998
                                   --------------------------------------------------------------
                                                 Guarantor       Non-
                                                 Subsidi-     Guarantor       Elimin-    Consoli-
  Results of operations             Parent       aries       Subsidiaries     ations      dated
-------------------------------    --------------------------------------------------------------
Net sales                            18,759      537,536        29,268       (5,564)     579,999
Cost of goods sold                   11,523      453,149        26,571       (5,564)     485,679
                                   -------------------------------------------------------------
     Gross Profit                     7,236       84,387         2,697            -       94,320

Selling, general and
administrative expenses               3,990       46,624         1,476            -       52,090
Restructuring Charges                     -        5,986             -            -        5,986
Impairments                               -            -             -            -            -
                                   -------------------------------------------------------------
     Earnings from operations         3,246       31,777         1,221            -       36,244

Equity in earnings(loss)
of subsidiaries                       5,951            -             -       (5,951)           -
Interest expense (income)              (764)      23,239            (5)           -       22,470
                                   -------------------------------------------------------------
     Earnings(loss) before income
     tax and extraordinary items      9,961        8,538         1,226       (5,951)      13,774

Income taxes                          1,725        3,687           126            -        5,538
                                   -------------------------------------------------------------
     Earnings(loss) before
     extraordinary items              8,236        4,851         1,100       (5,951)       8,236

Extraordinary loss                     (919)           -             -            -         (919)
                                   -------------------------------------------------------------
     Net earnings(loss)               7,317        4,851         1,100       (5,951)       7,317

Preferred dividends and accretion        85            -             -            -           85
                                   -------------------------------------------------------------
     Earnings(loss) available for
     common shareholders              7,232        4,851         1,100       (5,951)       7,232
                                   =============================================================

                                                               January 2, 1999
                                      ----------------------------------------------------------------
                                                    Guarantor        Non-
                                                    Subsidi-      Guarantor      Elimin-    Consoli-
  Results of operations                 Parent       aries       Subsidiaries     ations      dated
------------------------------------  ----------------------------------------------------------------
Net sales                                    -      1,487,685         27,650     (5,494)     1,509,841
Cost of goods sold                           -      1,208,888         25,069     (5,494)     1,228,463
                                      ----------------------------------------------------------------
     Gross Profit                            -        278,797          2,581          -        281,378

Selling, general and administrative
expenses                                (5,035)       140,800          1,542          -        137,307
Restructuring Charges                        -          1,539              -          -          1,539
Impairments                                  -              -              -          -              -
                                      ----------------------------------------------------------------
     Earnings from operations            5,035        136,458          1,039          -        142,532

Equity in earnings(loss)
of subsidiaries                         39,838              -              -    (39,838)             -

Interest expense (income)                  394         71,912            (18)         -         72,288
                                      ----------------------------------------------------------------
     Earnings(loss) before income tax   44,479         64,546          1,057    (39,838)        70,244
     and extraordinary items

Income taxes                             1,624         25,673             92          -         27,389
                                      ----------------------------------------------------------------
     Earnings(loss) before
     extraordinary items                42,855         38,873            965    (39,838)        42,855

Extraordinary loss                           -              -              -          -              -

                                      ----------------------------------------------------------------
     Net earnings(loss)                 42,855         38,873            965    (39,838)        42,855

Preferred dividends and accretion        2,097              -              -          -          2,097
                                      ----------------------------------------------------------------
     Earnings(loss) available for
     common shareholders                40,758         38,873            965    (39,838)        40,758
                                       ===============================================================
                                                                                            (Continued)





                                                             January 1, 2000
                                      ---------------------------------------------------------------
                                                    Guarantor      Non-
                                                    Subsidi-      Guarantor      Elimin-    Consoli-
  Results of operations                Parent       aries       Subsidiaries     ations      dated
-----------------------------------   ---------------------------------------------------------------
Net sales                                     -      1,534,272       25,902      (8,106)    1,552,068
Cost of goods sold                            -      1,342,163       24,909      (8,106)    1,358,966
                                      ---------------------------------------------------------------
     Gross Profit                             -        192,109          993           -       193,102

Selling, general and administrative
expenses                                 (5,477)       135,877          856           -       131,256
Restructuring Charges                         -              -            -           -             -
Impairments                                   -          2,000            -           -         2,000
                                      ---------------------------------------------------------------
     Earnings from operations             5,477         54,232          137           -        59,846

Equity in earnings(loss)
of subsidiaries                         (21,793)             -            -      21,793             -
Interest expense (income)                 1,998         85,301          (20)          -        87,279
                                      ---------------------------------------------------------------
     Earnings(loss) before income
     tax and extraordinary items        (18,314)       (31,069)         157      21,793       (27,433)

Income taxes                              1,218         (9,042)         (77)          -        (7,901)
                                      ---------------------------------------------------------------
     Earnings(loss) before
     extraordinary items                (19,532)       (22,027)         234      21,793       (19,532)

Extraordinary loss                            -              -            -           -             -
                                      ---------------------------------------------------------------
     Net earnings(loss)                 (19,532)       (22,027)         234      21,793       (19,532)

Preferred dividends and accretion        12,294              -            -           -        12,294
                                      ---------------------------------------------------------------
     Earnings(loss) available for
     common shareholders                (31,826)       (22,027)         234      21,793       (31,826)
                                      ===============================================================
                                                                                           (Continued)




                                     F 25

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
             January 3, 1998, January 2, 1999 and January 1, 2000
         (Tables in thousands of dollars, except for per share data)

                                                                                                             Years ended
                              ------------------------------------------------------------------------------------------------------
                                                 January 3, 1998                                January 2, 1999
                              -------------------------------------------------  ---------------------------------------------------
Cash Flows                                           Non-                                                 Non-
                                        Guarantor  Guarantor                                Guarantor   Guarantor
                                        Subsidi-   Subsidi-  Elimin-  Consoli-              Subsidi-    Subsidi-   Elimin-  Consoli
                                Parent   aries      aries    ations     date      Parent     aries       aries     ations   -dated
                              ------------------------------------------------------------------------------------------------------
Net cash Provided by
(used in) operating
 activities                      1,383    12,330    3,673       --     17,386      15,090    40,532     (1,012)       --    54,610
Net cash used
in investing
activities                    (157,858) (392,940)     (65)      --   (550,863)    (93,964) (108,069)       (90)       --  (202,123)
Net cash Provided by
(used in) financing
activities                     156,475   385,188   (3,602)      --    538,061      78,874    68,501      1,095        --   148,470
                              -----------------------------------------------    -------------------------------------------------
Net change in cash
and cash equivalents                --     4,578        6       --      4,584          --       964         (7)       --       957

Cash and
cash equivalents
at beginning of period              --        12        8       --         20          --     4,590         14        --     4,604
                              -----------------------------------------------    -------------------------------------------------
Cash and cash
equivalents
end of period                       --     4,590       14       --      4,604          --     5,554          7        --     5,561
                              ===============================================    =================================================

                              ---------------------------------------------------
                                             January 1, 2000
                              ---------------------------------------------------
Cash Flows                                             Non-
                                        Guarantor    Guarantor
                                         Subsidi-    Subsidi-   Elimin-  Consoli
                               Parent     aries       aries     ations   -dated
                              ---------------------------------------------------
Net cash Provided by
(used in) operating
 activities                    (32,752)   50,172     (7,886)       --      9,534
Net cash used in investing
activities                          98   (83,569)      (115)       --    (83,586)
Net cash Provided by
(used in) financing
activities                      32,654    32,697      7,994        --     73,345
                              --------------------------------------------------
Net change in cash
and cash equivalents                --      (700)        (7)       --       (707)

Cash and
cash equivalents
at beginning of period              --     5,554          7        --      5,561

                              --------------------------------------------------
Cash and
cash equivalents
end of period                       --     4,854         --        --      4,854
                              ==================================================

                                     F 26

                                                                     Schedule II

                             PILLOWTEX CORPORATION

                       Valuation and Qualifying Accounts

        Years ended January 3, 1998, January 2, 1999 and January 1, 2000

                            (Dollars in Thousands)


                                                                    Additions                    Deductions
                                                      --------------------------------------   ---------------
                               Balance at beginning                         Charged to Other    Write-offs/        Balance at end
                                    of period         Charged to Expense       Accounts         Recoveries            of period
                             ------------------------ -------------------- -----------------   ---------------  --------------------
Allowance for:
   Returns & Allowances
  and Doubtful Accounts


  Year ended 1997                   2,475                      13,789                11,268  (2)        12,762 (1)           14,770
                             ============                 ===========           ===========       ============     ================

  Year ended 1998                  14,770                      26,764                 6,570  (2)        26,987 (1)           21,117
                             ============                 ===========           ===========       ============     ================

  Year ended 1999                  21,117                      22,748                   -               10,514 (1)           33,351
                             ============                 ===========           ===========       ============     ================
Inventory reserves:

  Year ended 1997                   3,285                       4,337                 3,168  (2)         1,378                9,412
                             ============                 ===========           ===========       ============     ================

  Year ended 1998                   9,412                      11,034                 2,908  (2)         8,039               15,315
                             ============                 ===========           ===========       ============     ================

  Year ended 1999                  15,315                      14,302                   -               12,410               17,207
                             ============                 ===========           ===========       ============     ================

   (1)  Accounts written off, less recoveries

   (2)  Includes reserves for acquired companies as of the date of acquisition


During the third quarter of 1999, the Company recorded a $4.9 million pre-tax non-cash charge to reduce certain blanket inventory to net realizable value.

                                      S 1