Form 10-Q
period 2000-04-01
PILLOWTEX CORP
filed 2000-05-16
CIK 896265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark                                FORM 10-Q
One)

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended April 1, 2000

                                      OR

  [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

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


                Yes [X]                               No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at May 5, 2000
                 -----                          --------------------------

     Common Stock, $.01 par value                        14,231,708

                    PILLOWTEX CORPORATION AND SUBSIDIARIES


                                     INDEX

Part I -   Financial Information                                       Page No.

Item 1.    Unaudited Consolidated Financial Statements:

           Consolidated Balance Sheets as of January 1, 2000 and
            April 1, 2000                                                  3

           Consolidated Statements of Operations for the three months
            ended April 3, 1999 and April 1, 2000                          4

           Consolidated Statements of Cash Flows for the three months
            ended April 3, 1999 and April 1, 2000                          5

           Notes to Consolidated Financial Statements                      6

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 16

Part II -  Other Information

Item 6.    Exhibits and Reports on Form 8-K                               20

Signature                                                                 21

Index to Exhibits                                                         22

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       January 1, 2000 and April 1, 2000
                 (Dollars in thousands, except for par value)
                                  (Unaudited)

     ASSETS                                                                                1999            2000
                                                                                           ----            ----
Current assets:
    Cash and cash equivalents...................................................      $      4,854   $     19,332
    Receivables:
       Trade, less allowances of $33,351 and $32,471 in 1999
          and 2000, respectively................................................           268,499        249,047
       Other....................................................................            17,923         11,176
    Inventories.................................................................           423,052        442,205
    Assets held for sale........................................................             1,595          1,599
    Prepaid expenses............................................................             5,502          9,806
                                                                                      ------------     ----------
                Total current assets............................................           721,425        733,165

Property, plant and equipment, less accumulated depreciation of
    $150,384 and $162,367 in 1999 and 2000, respectively........................           644,821        644,785
Intangible assets, at cost, less accumulated amortization of $26,355 and
    $27,989 in 1999 and 2000, respectively......................................           288,856        285,779
Other assets....................................................................            28,287         28,930
                                                                                      ------------     ----------
                                                                                      $  1,683,389      1,692,659
                                                                                      ============     ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable............................................................      $    119,848        113,370
    Accrued expenses............................................................            73,238         88,050
    Deferred income taxes.......................................................            37,848         37,219
    Current portion of long-term debt...........................................            85,759         91,508
                                                                                      ------------     ----------
                Total current liabilities.......................................           316,693        330,147

Long-term debt, less current portion (Note 5)...................................           965,323        977,045
Deferred income taxes...........................................................            67,720         62,388
Noncurrent liabilities..........................................................            52,366         52,305
                                                                                      ------------     ----------
                Total liabilities...............................................         1,402,102      1,421,885

Series A redeemable convertible preferred stock, $0.01 par value; 77,517
shares issued and outstanding, including accrued dividends (Note 6).............            73,898         75,844

Shareholders' equity:
    Preferred stock, $0.01 par value; authorized 20,000,000 shares;
      only Series A issued......................................................             -               -
    Common stock, $0.01 par value; authorized 55,000,000 shares;
      14,261,856 and 14,232,269 shares issued and outstanding
      in 1999 and 2000, respectively............................................               142            142
    Additional paid-in capital..................................................           160,515        159,654
    Retained earnings...........................................................            49,269         37,599
    Currency translation adjustment.............................................            (1,730)        (1,754)
    Deferred compensation.......................................................              (807)          (711)
                                                                                      ------------     ----------
                Total shareholders' equity .....................................           207,389        194,930
                                                                                      ------------     ----------
                                                                                      $  1,683,389     $1,692,659
                                                                                      ============     ==========

         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              Three Months Ended April 3, 1999 and April 1, 2000
               (Amounts in thousands, except for per share data)
                                  (Unaudited)

                                                                                              1999            2000
                                                                                              ----            ----
Net sales.......................................................................           $  368,508       $ 345,160
Cost of goods sold..............................................................              312,294         306,065
                                                                                          -----------      ----------
      Gross profit..............................................................               56,214          39,095

Selling, general and administrative expenses....................................               28,136          26,939
                                                                                          -----------      ----------
      Earnings from operations..................................................               28,078          12,156

Interest expense................................................................               19,466          27,844
                                                                                          -----------      ----------
      Earnings (loss) before income taxes.......................................                8,612         (15,688)

Income taxes....................................................................                3,359          (5,961)
                                                                                          -----------      ----------
      Net earnings (loss).......................................................                5,253          (9,727)


Preferred dividends and accretion...............................................                  535           1,943
                                                                                          -----------      ----------
      Earnings (loss) available for common shareholders.........................           $    4,718       $ (11,670)
                                                                                          ===========      ==========


Basic earnings (loss) per common share..........................................           $      .33       $    (.82)
                                                                                          ===========      ==========
Weighted average common shares outstanding - basic..............................               14,148          14,228
                                                                                          ===========      ==========

Diluted earnings (loss) per common share........................................           $      .31       $    (.82)
                                                                                          ===========      ==========
Weighted average common shares outstanding - diluted............................               16,937          14,228
                                                                                          ===========      ==========

Dividends declared per common share.............................................           $      .06       $       -
                                                                                          ===========      ==========


         See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended April 3, 1999 and April 1, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           1999             2000
                                                                                           ----             ----
    Cash flows from operating activities:
        Net earnings (loss) ........................................................   $     5,253      $     (9,727)
        Adjustments to reconcile net earnings (loss) to net cash
          Used in operating activities:
            Depreciation and amortization...........................................        13,627            15,886
            Deferred income taxes...................................................          (195)           (5,961)
            Accretion on debt instruments...........................................           317               366
            Provision for doubtful accounts.........................................           140               416
            Amortization of deferred compensation...................................            99                96
            Changes in operating assets and liabilities:
               Trade receivables....................................................       (10,499)           19,036
               Inventories..........................................................       (46,901)          (19,153)
               Accounts payable.....................................................        40,424           (13,751)
               Accrued expenses.....................................................        (2,229)           14,812
               Other assets and liabilities.........................................          (330)            2,405
                                                                                         ---------       -----------
                    Net cash provided by (used in) operating activities............           (294)            4,425

    Cash flows from investing activities:
        Proceeds from sale of property, plant and equipment.........................            77             1,326
        Purchases of property, plant and equipment..................................       (27,996)          (14,790)
        Payments for businesses purchased...........................................           (59)                -
                                                                                         ---------       -----------
                    Net cash used in investing activities...........................       (27,978)          (13,464)

    Cash flows from financing activities:
        Increase (decrease) in checks not yet presented for payment.................       (30,167)            7,273
        Borrowings on revolving credit loans........................................       142,800           107,300
        Repayments of revolving credit loans........................................       (70,600)          (81,100)
        Retirement of long-term debt................................................        (4,189)           (9,956)
        Payments of debt issuance costs.............................................           (38)                -
        Dividends paid..............................................................        (1,332)                -
        Proceeds from exercise of stock options.....................................            10                 -
                                                                                         ---------       -----------
                    Net cash provided by financing activities.......................        36,484            23,517

    Net change in cash and cash equivalents.........................................         8,212            14,478
    Cash and cash equivalents at beginning of period................................         5,561             4,854
                                                                                         ---------       -----------
    Cash and cash equivalents at end of period......................................   $    13,773            19,332
                                                                                         =========       ===========

    Supplemental disclosures of cash flow information:
        Cash paid (received) during the period for:
          Interest..................................................................   $    13,540            18,149
                                                                                         =========       ===========
          Income taxes..............................................................   $    (2,160)           (3,302)
                                                                                         =========       ===========


         See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (Unaudited)


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of Pillowtex Corporation, which is referred to in this report as "Parent," and its subsidiaries, which are collectively with Parent, referred to in this report as the "Company," include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statement should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended January 1, 2000.

         The Company is organized by functional responsibilities and operates as a single segment.

(2)      Comprehensive Income

         Comprehensive income consists of net earnings (loss) and foreign currency translation adjustments and aggregates $5.8 million and $(9.7) million for the three month periods ended April 3, 1999 and April 1, 2000, respectively.

(3)      Inventories

         Inventories consisted of the following at January 1, 2000 and April 1, 2000:

                                                  January 1         April 1
                                                     2000             2000
                                                  ------------     ------------
                  Finished goods               $     218,381    $     234,198
                  Work-in-process                    136,924          137,436
                  Raw materials                       44,424           46,254
                  Supplies                            23,323           24,317
                                                  ------------     ------------
                                               $     423,052    $     442,205
                                                  ============     ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (Unaudited)



(4)      Earnings Per Share

         The following table reconciles the numerators and denominators of basic and diluted earnings (loss) per share for the three month periods ended April 3, 1999 and April 1, 2000. Preferred stock convertible into 3,229,875 common shares, debentures convertible into 607,861 common shares and options to purchase 958,049 common shares at an exercise price ranging from $4.31 to $44.38 were excluded from the computation of diluted earnings per share for the three months ended April 1, 2000 because inclusion would have been anti-dilutive. Debentures convertible into 633,000 common shares and options to purchase 697,000 common shares at an exercise price from $22.00 to $44.38 were excluded from the computation of diluted earnings per share because inclusion would have been anti-dilutive for the three months ended April 3, 1999.



                                                                            Three Months Ended               Three Months Ended
                                                                               April 3, 1999                    April 1, 2000
                                                                        ----------------------------     -------------------------

                                                                             Earnings      Shares            Earnings       Shares
                                                                             --------      ------            --------       ------
        Basic - earnings (loss) available for common shareholders        $      4,718        14,148      $    (11,670)        14,228
        Effect of dilutive securities:
                       Stock options                                                -            81                 -              -
                       Convertible preferred stock                                535         2,708                 -              -
                                                                            ---------     ---------         ---------      ---------
        Diluted - earnings (loss) available for common shareholders      $      5,253        16,937      $    (11,670)        14,228
                                                                            =========     =========         =========      =========

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(5)      Long-Term Debt

         Long-term debt consists of the following (in thousands):


                                                                                   January 1,          April 1,
                                                                                     2000                2000
                                                                               ---------------   ---------------
        Revolver                                                            $         259,800  $        285,661
        Overline Credit Facility                                                       35,000            35,000
        Term Loans                                                                    341,500           334,403
        9% Senior subordinated notes                                                  185,000           185,000
        10% Senior subordinated notes                                                 125,000           125,000
        6% convertible subordinated sinking fund
            debentures due in 2012 (effective rate of 8.72%, net
            of $14.3 million and $14.0 million in unamortized
            discount at January 1, 2000 and April 1, 2000,
            respectively)                                                              82,205            83,770

        Industrial revenue bonds with interest rates from 3.60%
            to 7.85% and maturities through July 1, 2021;
            generally collateralized by land and
            buildings                                                                  16,814            16,437
        Other debt                                                                      5,763             3,282
                                                                              ---------------    --------------
                                                                                    1,051,082         1,068,553
        Less:
        Current portion                                                                85,759            91,508

                                                                              ---------------    --------------
        Total long-term debt                                                $         965,323  $        977,045
                                                                              ===============    ==============




         In December 1997, in connection with the Fieldcrest Cannon acquisition, Pillowtex entered into new senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America acts as the agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, Pillowtex amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of The Leshner Corporation, allowing Pillowtex to fund the transaction and reduce borrowings under the revolving credit facility. Effective March 12, 1999, the revolving credit facility was amended to permit Pillowtex to use for working capital one-half of a $61.0 million portion of the facility held as contingency reserve for cash payments required upon conversion of the Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012, thereby increasing availability under that facility. Effective October 1, 1999, the revolving credit facility was further amended to permit Pillowtex to use the other half of the contingency reserve for working capital, thereby increasing availability under that facility. At the end of the third and fourth quarters of its 1999 fiscal year, Pillowtex was not in compliance with certain financial covenants under its senior debt facilities. The Company obtained a series of temporary waivers of this non-compliance. Effective as of December 7, 1999, the Company agreed to certain amendments to the senior debt facilities, principally related to cash management, adjustments to restrictive covenants, and borrowings under, and uses of proceeds from, the revolving credit facility. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance with financial covenants and the senior debt facilities were further amended to shorten their terms to maturity and accelerate the related amortization schedule for repayment of principal, to eliminate the contingency reserve requirement referred to above, to increase the applicable interest rate margins (subject to reduction if the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) exceeds a specified level for the 2000 fiscal year), to add a covenant requiring that EBITDA must exceed specified levels for future fiscal periods and to eliminate all other financial covenants, to modify certain restrictive covenants, to limit borrowings under the revolving credit facility based on a formula tied to 45% of eligible inventory plus 80% of eligible accounts receivable, and to provide for a series of reductions in the commitment under the revolving credit facility. The Company is in compliance with the amended financial covenants as of April 1, 2000 and believes that it will be able to comply with the amended financial covenants in the future; however, there can be no assurance of such compliance.

          The revolving credit facility includes $55.0 million of availability for letters of credit. At May 5, 2000, $36.2 million of letters of credit were outstanding. At May 5, 2000, $ 28.9 million was available under the revolving credit facility.

          As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon the London Interbank Offered Rate plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities for the first quarter of 2000 was 9.67%. The senior debt facilities expire on January 31, 2002.

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

          The senior debt facilities contain a number of negative covenants, which restrict, among other things, Pillowtex's ability to incur additional debt, pay dividends or make other restricted payments, sell stock of subsidiaries, grant liens, make capital expenditures, engage in transactions with affiliates, make loans, advances and investments, dispose of assets, effect mergers, consolidations and dissolutions, and make certain changes in its business.

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

          In connection with the Fieldcrest Cannon merger, Pillowtex issued $185.0 million of 9% Senior Subordinated Notes due December 15, 2007, with interest payable semiannually commencing June 15, 1998. Pillowtex may at its option redeem the 9% Notes, in whole or in part, on or after December 15, 2002 at a redemption price of 104.5%, which declines 1.5% annually through December 15, 2005 to 100%. The 9% Notes are general unsecured obligations of Pillowtex, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu to the 10% Notes described below.

          On November 12, 1996, Pillowtex issued the 10% Senior Subordinated Notes due November 15, 2006, with interest payable semiannually commencing May 15, 1997. Pillowtex may, at its option, redeem the 10% Notes, in whole or in part, on or after November 15, 2001 at a redemption price of 105.0%, which declines 1.667% annually through November 15, 2004 to 100%. The 10% Notes are general unsecured obligations of Pillowtex, and are subordinated in right of payment to all existing and future senior indebtedness.

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

          As a result of Pillowtex's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Subordinated Debentures due 2012 of Fieldcrest Cannon are convertible, at the option of the holders, into a combination of cash and Pillowtex's Common Stock. During the fourth quarter of 1999, Pillowtex notified the holders of 6% Convertible Debentures that it was not practicable or prudent for payments to be made in respect of the conversion of 6% Convertible Debentures and advised holders that had surrendered 6% Convertible Debentures that, with limited exceptions, they could rescind their notice of conversion, return to Pillowtex any Pillowtex Common Stock that had been issued to them and regain possession of their 6% Convertible Debentures. As of April 1, 2000, the cash component due in respect of 6% Convertible Debentures that had been surrendered without subsequent rescission of that surrender was $9.1 million. In addition, as of April 1, 2000, $96.5 million aggregate principal amount of 6% Convertible Debentures remained outstanding. If all such outstanding 6% Convertible Debentures were converted, including those surrendered without subsequent rescission, at such date, the resulting cash component to be paid to the holders of 6% Convertible Debentures would have been approximately $61.0 million (classified as current portion of long-term debt at April 1, 2000). Pillowtex is currently prohibited under the terms of its senior subordinated debt from making payments in respect of the 6% Convertible Debentures except for interest and at maturity or pursuant to sinking fund obligations. Pillowtex has initiated discussions with certain holders of its 6% Convertible Debentures regarding a potential restructuring of the 6% Convertible Debentures. Currently, it is anticipated that any comprehensive restructuring of the 6% Convertible Debentures involving cash payments (other than pursuant to sinking fund obligations) would likely require the consent of the holders of Pillowtex's senior subordinated debt.

          As of January 1, 2000, Pillowtex had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 6.05%, respectively. As of April 1, 2000, Pillowtex had approximately $230.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 6.04%, respectively. The fair values of the swaps at January 1, 2000 and April 1, 2000 were $4.0 million and $3.0 million, respectively, in favor of Pillowtex.

          Under the terms of its senior secured credit agreements and senior subordinated debt and its Series A Redeemable Convertible Preferred Stock, Pillowtex currently is prohibited from paying cash dividends to or making other distributions to holders of its Common Stock.

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



(6)      Redeemable Convertible Preferred Stock

         On December 19, 1997, the Company issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65.0 million less $2.1 million of issue costs. Accretion is being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrued from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate increased to 10% as a result of the Company's earnings per share for 1999 falling below predetermined targets. During the third and fourth quarters of Fiscal 1999, the Company paid in kind a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock. Dividends can be paid in cash or additional shares of preferred stock until December 2002, at which time they must be paid in cash. The Company's ability to pay dividends on the common stock and preferred stock is restricted under the terms of its senior credit facilities and senior subordinated debt. Total preferred shares outstanding as of April 1, 2000 was 77,517.

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

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)      Supplemental Condensed Consolidating Financial Information

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

                                                                            January 1, 2000
                                            -----------------------------------------------------------------------------------
                                                                                  Non-
                                                               Guarantor        Guarantor
          Financial Position                   Parent        Subsidiaries     Subsidiaries      Eliminations       Consolidated
          ------------------                   ------        ------------     ------------      ------------       ------------
Assets:
------
Trade receivables                           $          -     $     260,870    $       7,629     $          -      $     268,499
Receivable from affiliates                       747,324                 -                -         (747,324)                 -
Inventories                                            -           406,801           16,251                -            423,052
Other current assets                                   -            29,769              105                -             29,874
                                            ------------     -------------    -------------     ------------      -------------
         Total current assets                    747,324           697,440           23,985         (747,324)           721,425

Property, plant and equipment, net                   467           642,833            1,521                -            644,821
Intangible, net                                   16,831           269,710            2,315                -            288,856
Other assets                                     493,579            18,930                -         (484,222)            28,287
                                            ------------     -------------    -------------     ------------      -------------
         Total assets                       $  1,258,201     $   1,628,913    $      27,821     $ (1,231,546)     $   1,683,389
                                            ============     =============    =============     ============      =============

Liabilities and Shareholders' Equity:
------------------------------------
Accounts payable and accrued
    liabilities                             $      6,482     $     182,218    $       4,386     $          -      $     193,086
Payables to affiliates                                 -           736,720           10,604         (747,324)                 -
Other current liabilities                         85,579            37,951               77                -            123,607
                                            ------------     -------------    -------------     ------------      -------------
         Total current liabilities                92,061           956,889           15,067         (747,324)           316,693

Noncurrent liabilities                           884,853           200,446              110                -          1,085,409
                                            ------------     -------------    -------------     ------------      -------------
         Total liabilities                       976,914         1,157,335           15,177         (747,324)         1,402,102

Redeemable convertible preferred
    Stock                                         73,898                 -                -                -             73,898

Shareholders' equity                             207,389           471,578           12,644         (484,222)           207,389
                                            ------------     -------------    -------------     ------------      -------------
         Total liabilities and
         shareholders' equity               $  1,258,201     $   1,628,913    $      27,821     $ (1,231,546)     $   1,683,389
                                            ============     =============    =============     ============      =============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)      Supplemental Condensed Consolidating Financial Information (Continued)

                                                                              April 1, 2000
                                            -------------------------------------------------------------------------------------
                                                                                  Non-
                                                               Guarantor        Guarantor
          Financial Position                   Parent        Subsidiaries     Subsidiaries      Eliminations         Consolidated
          ------------------                   ------        ------------     ------------      ------------         ------------
Assets:
------
Trade receivables                           $          -     $     241,631    $       7,416     $          -      $       249,047
Receivable from affiliates                       742,184                 -                -         (742,184)                   -
Inventories                                            -           424,552           17,653                -              442,205
Other current assets                                   -            41,913                -                -               41,913
                                            ------------     -------------    -------------     ------------      ---------------
         Total current assets                    742,184           708,096           25,069         (742,184)             733,165

Property, plant and equipment, net                   488           643,385              912                -              644,785
Intangible, net                                   15,570           267,917            2,292                -              285,779
Other assets                                     493,325            10,622                -         (475,017)              28,930
                                            ------------     -------------    -------------     ------------      ---------------
         Total assets                       $  1,251,567     $   1,630,020    $      28,273     $ (1,217,201)     $     1,692,659
                                            ============     =============    =============     ============      ===============

Liabilities and Shareholders' Equity:
------------------------------------
Accounts payable and accrued
    liabilities                             $     15,194     $     182,045    $       4,181     $          -      $       201,420
Payables to affiliates                                 -           732,000           10,184         (742,184)                   -
Other current liabilities                         82,226            45,943              558                -              128,727
                                            ------------     -------------    -------------     ------------      ---------------
         Total current liabilities                97,420           959,988           14,923         (742,184)             330,147

Noncurrent liabilities                           883,373           208,255              110                -            1,091,738
                                            ------------     -------------    -------------     ------------      ---------------
         Total liabilities                       980,793         1,168,243           15,033         (742,184)           1,421,885

Redeemable convertible preferred
    Stock                                         75,844                 -                -                -               75,844

Shareholders' equity                             194,930           461,777           13,240         (475,017)             194,930
                                            ------------     -------------    -------------     ------------      ---------------
         Total liabilities and
         shareholders' equity               $  1,251,567     $   1,630,020    $      28,273     $ (1,217,201)     $     1,692,659
                                            ============     =============    =============     ============      ===============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)      Supplemental Condensed Consolidating Financial Information (Continued)

                                                                   Three Months Ended April 3, 1999
                                            ------------------------------------------------------------------------------------
                                                                                  Non-
                                                                Guarantor       Guarantor
         Results of Operations                 Parent          Subsidiaries   Subsidiaries      Eliminations      Consolidated
         ---------------------                 ------          ------------   ------------      ------------      ------------
Net sales                                   $          -     $      362,664   $      6,825      $       (981)     $    368,508
Cost of goods sold                                     -            307,228          6,047              (981)          312,294
                                            ------------     --------------   ------------      ------------      ------------
    Gross profit                                       -             55,436            778                 -            56,214

Selling, general and administrative               (1,042)            28,980            198                 -            28,136
                                            ------------     --------------   ------------      ------------      ------------
    Earnings (loss) from operations                1,042             26,456            580                 -            28,078

Equity in earnings of subsidiaries                 4,039                  -              -            (4,039)                -
Interest expense                                    (826)            20,303            (11)                -            19,466
                                            ------------     --------------   ------------      ------------      ------------
    Earnings before income taxes                   5,907              6,153            591            (4,039)            8,612

Income taxes                                         654              2,637             68                 -             3,359
                                            ------------     --------------   ------------      ------------      ------------
    Net earnings                                   5,253              3,516            523            (4,039)            5,253

Preferred dividends                                  535                  -              -                 -               535
                                            ------------     --------------   ------------      ------------      ------------
    Earnings (loss) available for
    common shareholders                     $      4,718     $        3,516   $        523      $     (4,039)     $      4,718
                                            ============     ==============   ============      ============      ============

                                                                   Three Months Ended April 1, 2000
                                            ------------------------------------------------------------------------------------
                                                                                    Non-
                                                               Guarantor         Guarantor
         Results of Operations                     Parent     Subsidiaries      Subsidiaries      Eliminations      Consolidated
         ---------------------                     ------    -------------    --------------      ------------      ------------

Net sales                                   $           -    $     337,707    $        7,453    $            -    $      345,160
Cost of goods sold                                      -          299,593             6,472                 -           306,065
                                            -------------    -------------    --------------    --------------    --------------
    Gross profit                                        -           38,114               981                 -            39,095

Selling, general and administrative                (1,099)          27,862               176                 -            26,939
                                            -------------    -------------    --------------    --------------    --------------
    Earnings from operations                        1,099           10,252               805                 -            12,156

Equity in loss of subsidiaries                     (9,205)               -                 -             9,205                 -
Interest expense                                    1,902           25,733               209                 -            27,844
                                            -------------    -------------    --------------    --------------    --------------
    Earnings (loss) before income taxes           (10,008)         (15,481)              596             9,205           (15,688)


Income taxes                                         (281)          (5,680)                -                 -            (5,961)
                                            -------------    -------------    --------------    --------------    --------------
    Net earnings (loss)                            (9,727)          (9,801)              596             9,205            (9,727)

Preferred dividends                                 1,943                -                 -                 -             1,943
                                            -------------    -------------    --------------    --------------    --------------
    Earnings (loss) available for
    common shareholders                     $     (11,670)   $      (9,801)   $          596    $        9,205    $      (11,670)
                                            =============    =============    ==============    ==============    ==============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)      Supplemental Condensed Consolidating Financial Information (Continued)

                                                                   Three Months Ended April 3, 1999
                                            ------------------------------------------------------------------------------------
                                                                                   Non-
                                                               Guarantor         Guarantor
              Cash Flows                         Parent       Subsidiaries      Subsidiaries       Eliminations      Consolidated
              ----------                         ------       ------------      ------------       ------------      ------------
Cash provided by (used in)
   Operating activities                     $    16,304      $     (13,573)   $       (3,025)   $             -   $          (294)

Cash provided by (used in)
   Investing activities                              18            (27,967)              (29)                 -           (27,978)

Cash provided by (used in)
   Financing activities                         (16,322)            48,871             3,935                               36,484
                                            -----------      -------------    --------------    ---------------   ---------------

Net change in cash and cash
   Equivalents                                        -              7,331               881                  -             8,212

Cash and cash equivalents at
   Beginning of year                                  -              5,554                 7                  -             5,561
                                            -----------      -------------    --------------    ---------------   ---------------

Cash and cash equivalents at
   End of period                            $         -      $      12,885    $          888    $             -   $        13,773
                                            ===========      =============    ==============    ===============   ===============

                                                                   Three Months Ended Apri1, 2000
                                            -------------------------------------------------------------------------------------
                                                                                    Non-
                                                                 Guarantor        Guarantor
              Cash Flows                         Parent         Subsidiaries    Subsidiaries       Eliminations      Consolidated
              ----------                         ------         ------------    ------------       ------------      ------------
Cash provided by (used in)
   Operating activities                     $        9,684     $      (5,113) $         (146)   $             -   $         4,425

Cash provided by (used in)
   Investing activities                                  -           (13,434)            (30)                 -           (13,464)

Cash provided by (used in)
   Financing activities                             (9,684)           33,025             176                  -            23,517
                                            --------------     -------------  --------------    ---------------   ---------------
Net change in cash and cash
   Equivalents                                           -            14,478               -                  -            14,478

Cash and cash equivalents at
   Beginning of year                                     -             4,854               -                  -             4,854
                                            --------------     -------------  --------------    ---------------   ---------------
Cash and cash equivalents at
   End of period                            $            -     $      19,332  $            -    $             -   $        19,332
                                            ==============     =============  ==============    ===============   ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2000.

Results of Operations
---------------------

Net Sales. Net sales were $345.2 million for the three months ended April 1,
----------
2000, representing a decrease of $23.3 million, or 6.3%, as compared to $368.5 million for the three months ended April 3, 1999. The decrease in net sales was due to high inventories held by certain customers and to a lesser extent to the systems conversion for the Company's Pillow and Pad products combined with no major product roll-outs during the first quarter. The biggest drop in sales occurred in bath products, where sales dropped $17.2 million (10.0%) from last year's first quarter.

Gross Profit. Gross profit margins decreased to 11.3% for the three months ended
-------------
April 1, 2000 from 15.3% for the three months ended April 3, 1999. The decline in gross profit margin is primarily due to higher unabsorbed overhead expenses, lower volume and price realization.

The Company continues to focus on decreasing inventory, accounts receivable and operating costs and is closely monitoring sales and marketing programs to improve operating results.

Selling, General and Administrative ("SG&A"). SG&A expenses decreased $1.2
---------------------------------------------
million to $26.9 million for the three months ended April 1, 2000, compared to $28.1 million for the three months ended April 3, 1999. Higher professional fees associated with the revisions to the Company's debt arrangements with the lending group during the first quarter of 2000 were more than offset by the inclusion in manufacturing overhead of certain production related technology costs previously included in SG&A.

Interest Expense. Interest expense increased $8.3 million to $27.8 million for
-----------------
the three months ended April 1, 2000, compared to $19.5 million for the three months ended April 3, 1999. Contributing to the increase in interest expense in the first quarter of fiscal 2000 were bank fees related to the restructuring of debt, an increase in the level of borrowings, and higher average interest rates of 9.3% compared to 8.0% in the first quarter of fiscal 1999.

Liquidity and Capital Resources
-------------------------------

         Senior Debt Facilities. In December 1997, in connection with the Fieldcrest Cannon acquisition, Pillowtex entered into new senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America acts as the agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, Pillowtex amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of Leshner, allowing Pillowtex to fund the transaction and reduce borrowings under the revolving credit facility. Effective March 12, 1999, the revolving credit facility was amended to permit Pillowtex to use for working capital one-half of a $61.0 million portion of the facility held as contingency reserve for cash payments required upon conversion of the Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012, thereby increasing availability under that facility. Effective October 1, 1999, the revolving credit facility was further amended to permit Pillowtex to use the other half of the contingency reserve for working capital, thereby increasing availability under that facility. At the end of the third and fourth quarters of its 1999 fiscal year, Pillowtex was not in compliance with certain financial covenants under its senior debt facilities. The Company obtained a series of temporary waivers of this non-compliance. Effective as of December 7, 1999, the Company agreed to certain amendments to the senior debt facilities, principally related to cash management, adjustments to restrictive covenants, and borrowings under, and uses of proceeds from, the revolving credit facility. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance with financial covenants and the senior debt facilities were further amended to shorten their terms to maturity and accelerate the related amortization schedule for repayment of principal, to eliminate the contingency reserve requirement referred to above, to increase the applicable interest rate margins (subject to reduction if the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) exceeds a specified level for the 2000 fiscal year), to add a covenant requiring that EBITDA must exceed specified levels for future fiscal periods and to eliminate all other financial covenants, to modify certain restrictive covenants, to limit borrowings under the revolving credit facility based on a formula tied to 45% of eligible inventory plus 80% of eligible accounts receivable, and to provide for a series of reductions in the commitment under the revolving credit facility. As of April 1, 2000 the Company had $285.7 million outstanding under its revolving credit facility.

         The revolving credit facility includes $55.0 million of availability for letters of credit. At April 1, 2000, $34.6 million of letters of credit were outstanding. At May 5, 2000, $ 28.9 million was available under the revolving credit faciliity.

         As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon the London Interbank Offered Rate plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities for the first quarter of 2000 was 9.67%. The senior debt facilities expire on January 31, 2002.

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

         The senior debt facilities contain a number of negative covenants, which restrict, among other things, Pillowtex's ability to incur additional debt, pay dividends or make other restricted payments, sell stock of subsidiaries, grant liens, make capital expenditures, engage in transactions with affiliates, make loans, advances and investments, dispose of assets, effect mergers, consolidations and dissolutions, and make certain changes in its business.

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

         Senior Subordinated Debt. In connection with the Fieldcrest Cannon merger, Pillowtex issued $185.0 million of 9% Senior Subordinated Notes due December 15, 2007, with interest payable semiannually commencing June 15, 1998. Pillowtex may at its option redeem the 9% Notes, in whole or in part, on or after December 15, 2002 at a redemption price of 104.5%, which declines 1.5% annually through December 15, 2005 to 100%. The 9% Notes are general unsecured obligations of Pillowtex, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu to the 10% Notes described below.

         On November 12, 1996, Pillowtex issued the 10% Senior Subordinated Notes due November 15, 2006, with interest payable semiannually commencing May 15, 1997. Pillowtex may, at its option, redeem the 10% Notes, in whole or in part, on or after November 15, 2001 at a redemption price of 105.0%, which declines 1.667% annually through November 15, 2004 to 100%. The 10% Notes are general unsecured obligations of Pillowtex, and are subordinated in right of payment to all existing and future senior indebtedness.

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

         Fieldcrest Cannon Convertible Debentures. As a result of Pillowtex's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Subordinated Debentures due 2012 of Fieldcrest Cannon are convertible, at the option of the holders, into a combination of cash and Pillowtex's Common Stock. During the fourth quarter of 1999, Pillowtex notified the holders of the 6% Convertible Debentures that it was not practicable or prudent for payments to be made in respect of the conversion of the 6% Convertible Debentures and advised holders that had given notice of conversion and surrendered their 6% Convertible Debentures that they could rescind their notice of conversion, return to Pillowtex any Pillowtex Common Stock that had been issued to them and have their 6% Convertible Debentures reinstated. As of April 1, 2000, the cash component due in respect of the 6% Convertible Debentures that had been surrendered without subsequent rescission was $9.1 million. In addition, as of April 1, 2000, $96.5 million aggregate principal amount of the 6% Convertible Debentures remained outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, including those surrendered without subsequent rescission, the resulting cash component to be paid to the holders of the 6% Convertible Debentures would have been approximately $61.0 million (classified as a current liability at April 1, 2000). Pillowtex is currently prohibited under the terms of its senior subordinated debt from making payments in respect of the 6% Convertible Debentures except for interest and at maturity or pursuant to sinking fund obligations. Pillowtex has initiated discussions with certain holders of its 6% Convertible Debentures regarding a potential restructuring of the 6% Convertible Debentures. Currently any comprehensive restructuring of the 6% Convertible Debentures involving cash payments (other than pursuant to sinking fund obligations) would likely require the consent of the holders of Pillowtex's senior subordinated debt. The Company cannot guarantee that it will be able to restructure the 6% Convertible Debentures nor can it predict the terms of any potential restructuring of that debt.

         Swap Agreements. Pillowtex enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. These agreements entitle the Company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the Company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value as a result of changes in market interest rates are not recognized in the consolidated financial statements. As of January 1, 2000, Pillowtex had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 6.05%, respectively. As of April 1, 2000, Pillowtex had approximately $230.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 6.04%, respectively. The fair values of the swaps at January 1, 2000 and April 1, 2000 were $4.0 million and $3.0 million, respectively, in favor of Pillowtex.

         Adequacy of Capital Resources. As of April 1, 2000, Pillowtex was in compliance with all its debt covenants. Cash flow from operations increased by $4.7 million as compared to the period ended April 3, 1999, and based upon current and anticipated levels of operations, and aggressive efforts to reduce inventories and accounts receivable, Pillowtex anticipates that its cash flow from operations, together with amounts available under its revolving credit facility, will be adequate to meet its anticipated cash requirements in the foreseeable future (assuming no significant cash payments are required to be made in respect of the 6% Convertible Debentures other than scheduled interest payments and payments related to satisfaction of the sinking fund obligations). In the event that cash flows and available borrowings under the revolving credit facility are not sufficient to meet future cash requirements, Pillowtex may be required to reduce planned capital expenditures or seek additional financing. Pillowtex can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.

Recent Accounting Matters
-------------------------

The Company is assessing the reporting and disclosures requirements of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133 in the first quarter of fiscal 2001 and is evaluating the impact adoption will have on the Company's results of operations or financial position.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25". Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

This filing contains certain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. Because such forward-looking statements are subject to various risks and uncertainties, results may differ materially from those expressed in or implied by such statements. Many of the factors that will determine these results are beyond the Company's ability to control or predict. Factors which could affect the Company's future results and could cause results to differ materially from those expressed in or implied by such forward-looking statements are discussed under the captions "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended January 1, 2000.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.1 Resignation, Appointment and Acceptance Agreement, dated April 14, 2000, by and among Pillowtex Corporation, as Issuer, Norwest Bank Minnesota, as Resigning Trustee, and U.S. Bank National Association, as Successor Trustee.

        27.1    Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  May 16, 2000                     PILLOWTEX CORPORATION
                                        (Registrant)



                                        /s/ John C. Macaulay
                                        ---------------------------------------
                                        John C. Macaulay
                                        Senior Vice President - Finance

                                INDEX TO EXHIBITS

Exhibit                                                                                      Method of Filing
-------                                                                                     ----------------------------------
  4.1      Resignation, Appointment and Acceptance Agreement, dated April 14, 2000, by and among Pillowtex Corporation, as Issuer, Norwest Bank Minnesota, as
           Resigning Trustee, and U.S. Bank National Association, as Successor
           Trustee.....................................................................      Filed herewith electronically

 27.1      Financial Data Schedule.....................................................      Filed herewith electronically