Form 10-Q
period 2000-07-01
PILLOWTEX CORP
filed 2000-08-15
CIK 896265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark                             FORM 10-Q
One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000

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


                 Yes    [X]                                      No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                    Class                     Outstanding at August 9, 2000
                    -----                     -----------------------------

     Common Stock, $.01 par value                          14,257,655

                    PILLOWTEX CORPORATION AND SUBSIDIARIES

                                     INDEX

Part I -       Financial Information                                 Page No.

Item 1.        Unaudited Consolidated Financial Statements

               Consolidated Balance Sheets as of January 1, 2000 and
                July 1, 2000                                                  3

               Consolidated Statements of Operations for the three months
                ended July 3, 1999 and July 1, 2000                           4

               Consolidated Statements of Operations for the six months
                ended July 3, 1999 and July 1, 2000                           5

               Consolidated Statements of Cash Flows for the six months       6
                ended July 3, 1999 and July 1, 2000

               Notes to Consolidated Financial Statements                     7

Item 2.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations                18

Part II -      Other Information

Item 4.        Submission of Matters to a Vote of Security Holders           22

Item 6.        Exhibits and Reports on Form 8-K                              22

Signature                                                                    23

Index to Exhibits                                                            24

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       January 1, 2000 and July 1, 2000
                 (Dollars in thousands, except for par value)
                                  (Unaudited)

 ASSETS                                                                                       1999               2000
                                                                                              ----               ----
Current assets:
 Cash and cash equivalents....................................................     $          4,854              3,350
 Receivables:
   Trade, less allowances of $33,351 and $28,176 in 1999......................                                 234,472
      and 2000, respectively..................................................              268,499
   Other......................................................................               17,923             17,748
 Inventories..................................................................              423,052            461,828
 Assets held for sale.........................................................                1,595              1,193
 Prepaid expenses.............................................................                5,502              5,741
                                                                                        -----------        -----------
         Total current assets.................................................              721,425            724,332

Property, plant and equipment, less accumulated depreciation of
 $150,384 and $176,478 in 1999 and 2000, respectively.........................              644,821            630,597
Intangible assets, at cost, less accumulated amortization of $26,355 and
     $31,840 in 1999 and 2000, respectively...................................              288,856            282,845
Other assets..................................................................               28,287             31,229
                                                                                        -----------        -----------
                                                                                   $      1,683,389          1,669,003
                                                                                        ===========        ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.............................................................     $        119,848            122,770
 Accrued expenses.............................................................               73,238             57,137
 Deferred income taxes........................................................               37,848             36,590
 Current portion of long-term debt (Note 5)...................................               85,759             87,557
                                                                                        -----------        -----------
         Total current liabilities............................................              316,693            304,054

Long-term debt, less current portion (Note 5).................................              965,323            987,654
Deferred income taxes.........................................................               67,720             59,606
Noncurrent liabilities........................................................               52,366             52,278
                                                                                        -----------        -----------
                         Total liabilities....................................            1,402,102          1,403,592

Series A redeemable convertible preferred stock, $0.01 par value; 65,000 and
 79,455 shares issued and outstanding in 1999 and 2000 respectively,..........               73,898             77,835
 including accrued dividends (Note 6)

Shareholders' equity:
 Preferred stock, $0.01 par value; authorized 20,000,000 shares;
   only Series A issued.......................................................                 -                  -
 Common stock, $0.01 par value; authorized 55,000,000 shares;
   14,261,856 and 14,241,070 shares issued and outstanding
   in 1999 and 2000, respectively.............................................                  142                142
 Additional paid-in capital...................................................              160,515            160,515
 Retained earnings............................................................               49,269             29,487
 Currency translation adjustment..............................................               (1,730)            (1,947)
 Deferred compensation........................................................                 (807)              (621)
                                                                                        -----------        -----------
         Total shareholders' equity...........................................              207,389            187,576
                                                                                        -----------        -----------
                                                                                  $       1,683,389          1,669,003
                                                                                        ===========        ===========

                    See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended July 3, 1999 and July 1, 2000
               (Dollars in thousands, except for per share data)
                                  (Unaudited)

                                                                                                1999               2000
                                                                                               -------            -------
Net sales...............................................................................    $  362,468     $      341,940
Cost of goods sold......................................................................       306,211            302,428
                                                                                               -------            -------
   Gross profit.........................................................................        56,257             39,512

Selling, general and administrative expenses............................................        25,800             22,613
                                                                                                ------             ------
   Earnings from operations.............................................................        30,457             16,899

Interest expense........................................................................        19,735             25,968
                                                                                                ------             ------
   Earnings (loss) before income taxes..................................................        10,722             (9,069)

Income taxes............................................................................         3,949             (2,951)
                                                                                                ------             ------
   Net earnings (loss)..................................................................         6,773             (6,118)

Preferred dividends and accretion.......................................................           540              1,994
                                                                                                ------             ------
   Earnings (loss) available for common shareholders....................................    $    6,233     $       (8,112)
                                                                                                ======             ======
Basic earnings (loss) per common share..................................................    $      .44     $         (.57)
                                                                                                ======             ======
Weighted average common shares outstanding - basic......................................        14,186             14,227
                                                                                                ======             ======
Diluted earnings (loss) per common share................................................    $      .40     $         (.57)
                                                                                                ======             ======
Weighted average common shares outstanding - diluted....................................        16,914             14,227
                                                                                                ======             ======
Dividends declared per common share.....................................................    $      .06     $           -
                                                                                                ======             ======



          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Six Months Ended July 3, 1999 and July 1, 2000
               (Dollars in thousands, except for per share data)
                                  (Unaudited)


                                                                                                  1999               2000
                                                                                               -------            -------

Net sales...........................................................................    $      730,975     $      687,100
Cost of goods sold..................................................................           622,254            608,493
                                                                                               -------            -------
   Gross profit.....................................................................           108,721             78,607

Selling, general and administrative expenses........................................            50,186             49,552
                                                                                               -------            -------
   Earnings from operations.........................................................            58,535             29,055

Interest expense....................................................................            39,200             53,812
                                                                                               -------            -------
   Earnings (loss) before income taxes..............................................            19,335            (24,757)

Income taxes........................................................................             7,309             (8,912)
                                                                                               -------            -------
   Net earnings (loss)..............................................................            12,026            (15,845)

Preferred dividends and accretion...................................................             1,075              3,937
                                                                                               -------            -------
   Earnings (loss) available for common shareholders................................    $       10,951     $      (19,782)
                                                                                               =======            =======
Basic earnings (loss) per common share..............................................    $          .77     $        (1.39)
                                                                                               =======            =======
Weighted average common shares outstanding - basic..................................            14,167             14,227
                                                                                               =======            =======
Diluted earnings (loss) per common share............................................    $          .71     $        (1.39)
Weighted average common shares outstanding - diluted................................            16,925             14,227
                                                                                               =======            =======
Dividends declared per common share.................................................    $          .12     $            -
                                                                                               =======            =======

          See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended July 3, 1999 and July 1, 2000
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                1999               2000
                                                                                                ----               ----
Cash flows from operating activities:
 Net earnings (loss)..................................................................     $   12,026        $   (15,845)
 Adjustments to reconcile net earnings (loss) to net cash
   used in operating activities:
     Depreciation and amortization....................................................         27,902             32,210
     Deferred income taxes............................................................          1,991             (8,912)
     Accretion on debt instruments....................................................            530                732
     Provision for doubtful accounts..................................................            529               (283)
     Amortization of deferred compensation............................................            237                186
     Changes in operating assets and liabilities:
        Trade receivables.............................................................        (18,285)            34,310
        Inventories...................................................................        (74,436)           (38,776)
        Accounts payable..............................................................         61,771              3,419
        Accrued expenses..............................................................        (18,312)           (16,101)
        Other assets and liabilities..................................................            641             (1,955)
                                                                                           ----------        -----------
         Net cash used in operating activities........................................         (5,406)           (11,015)

Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment..................................            458              3,543
 Purchases of property, plant and equipment...........................................        (51,081)           (16,932)
                                                                                           ----------        -----------
         Net cash used in investing activities........................................        (50,623)           (13,389)

Cash flows from financing activities:
 Decrease in checks not yet presented for payment.....................................        (15,833)              (497)
 Borrowings on revolving credit loans.................................................        242,253            474,900
 Repayments of revolving credit loans.................................................       (153,293)          (435,475)
 Retirement of long-term debt.........................................................        (10,945)           (16,028)
 Payments of debt issuance costs......................................................            (56)                 -
 Dividends paid.......................................................................         (2,669)                 -
 Proceeds from exercise of stock options..............................................             43                  -
                                                                                           ----------        -----------
         Net cash provided by financing activities....................................         59,500             22,900

Net change in cash and cash equivalents...............................................          3,471             (1,504)
Cash and cash equivalents at beginning of period......................................          5,561              4,854
                                                                                           ----------        -----------
Cash and cash equivalents at end of period............................................     $    9,032              3,350
                                                                                           ==========        ===========

Supplemental disclosures of cash flow information:
 Cash paid (received) during the period for:
   Interest...........................................................................     $   39,943             53,531
                                                                                           ==========        ===========
   Income taxes.......................................................................     $     (815)            (3,105)
                                                                                           ==========        ===========

                    See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (Unaudited)


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

     Information technology costs associated with the Company's manufacturing systems ($5.3 million and $9.1 million for three and six month periods ended July 3, 1999, respectively) have been reclassified from selling, general and administrative expense to cost of goods sold in the 1999 consolidated statements of operation to conform to the current year presentation.

(2)  Comprehensive Income

     Comprehensive income consists of net earnings (loss) and foreign currency translation adjustments and aggregated $6.3 million and $12.1 million for the three and six month periods ended July 3, 1999. For the three and six months periods ended July 1, 2000, comprehensive loss aggregated were $6.4 million and $16.1 million respectively.

(3)  Inventories

     Inventories consisted of the following at January 1, 2000 and July 1, 2000:

                                      January 1            July 1
                                         2000               2000
                                      ----------         ----------
               Finished goods         $  218,381         $  253,254
               Work-in-process           136,924            139,019
               Raw materials              44,424             45,787
               Supplies                   23,323             23,768
                                      ----------         ----------
                                      $  423,052         $  461,828
                                      ==========         ==========

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (Unaudited)



(4)  Earnings Per Share

     The following table reconciles the numerators and denominators of basic and diluted earnings (loss) per share for the three and six month periods ended July 3, 1999. Options to purchase 747,000 shares of common stock were outstanding during the three and six month periods ended July 3, 1999, but were not included in the computation of diluted earnings per share because inclusion would have been antidilutive. Additionally, debentures convertible into 633,000 common shares were excluded from the computation of diluted earnings per share for the three and six month periods ended July 3, 1999 because inclusion would have been antidilutive. Preferred stock convertible into 3,310,625 common shares, debentures convertible into 517,910 common shares and options to purchase 1,286,799 common shares at an exercise price ranging from $4.31 to $46.50 were excluded from the computation of diluted loss per share for the three month and six month periods ended July 1, 2000 because inclusion would have been antidilutive.


                                                                          Three Months Ended         Six Months Ended
                                                                             July 3, 1999              July 3, 1999
                                                                      -------------------------  -------------------------

                                                                          Earnings    Shares         Earnings    Shares
                                                                          --------    ------         --------    ------
     Basic - earnings available for common shareholders                  $    6,233    14,186       $   10,951    14,167
     Effect of dilutive securities:
                    Stock options                                                 -        20                -        50
                    Convertible preferred stock                                 540     2,708            1,075     2,708
                                                                         ----------    ------       ----------    ------
     Diluted - earnings available for common shareholders                $    6,773    16,914       $   12,026    16,925
                                                                         ==========    ======       ==========    ======

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (Unaudited)

(5)    Long-Term Debt

       Long-term debt consists of the following:

                                                                                     January 1,       July 1,
                                                                                        2000           2000
                                                                                    ------------    -----------
                    Revolver                                                        $    259,800    $   299,225
                    Overline Credit Facility                                              35,000         35,000
                    Term Loans                                                           341,500        329,830
                    9% Senior subordinated notes                                         185,000        185,000
                    10% Senior subordinated notes                                        125,000        125,000
                    6% convertible subordinated sinking fund
                          debentures due in 2012 (effective rate of
                          8.72%, net of $14.3 million and $13.6
                          million in unamortized discount at                              82,205         82,936
                          January 1, 2000 and July 1, 2000,
                          respectively)

                    Industrial revenue bonds with interest rates
                          from 3.60% to 7.85% and maturities
                          through July 1, 2021; generally
                          collateralized by land and buildings                            16,814         15,669
                    Other debt                                                             5,763          2,551
                                                                                    ------------    -----------
                                                                                       1,051,082      1,075,211
                    Less:
                    Current portion                                                       85,759         87,557

                                                                                    ------------    -----------
                    Total long-term debt                                            $    965,323    $   987,654
                                                                                    ==============  ===========

     In December 1997, in connection with the Fieldcrest Cannon acquisition, Pillowtex entered into new senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America acts as the agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, Pillowtex amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of The Leshner Corporation, allowing Pillowtex to fund the transaction and reduce borrowings under the revolving credit facility. Effective March 12, 1999, the revolving credit facility was amended to permit Pillowtex to use for working capital one-half of a $61.0 million portion of the facility held as contingency reserve for cash payments required upon conversion of the Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012, thereby increasing availability under that facility. Effective October 1, 1999, the revolving credit facility was further amended to permit Pillowtex to use the other half of the contingency reserve for working capital, thereby increasing availability under that facility. At the end of the third and fourth quarters of its 1999 fiscal year, Pillowtex was not in compliance with certain financial covenants under its senior debt facilities. The Company obtained a series of temporary waivers of this non-compliance. Effective as of December 7, 1999, the Company

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreed to certain amendments to the senior debt facilities, principally related to cash management, adjustments to restrictive covenants, and borrowings under, and uses of proceeds from, the revolving credit facility. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance with financial covenants and the senior debt facilities were further amended to shorten their terms to maturity and accelerate the related amortization schedule for repayment of principal, to eliminate the contingency reserve requirement referred to above, to increase the applicable interest rate margins (subject to reduction if the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) exceeds a specified level for the 2000 fiscal year), to add a covenant requiring that EBITDA must exceed specified levels for future fiscal periods and to eliminate all other financial covenants, to modify certain restrictive covenants, to limit borrowings under the revolving credit facility based on a formula tied to 45% of eligible inventory plus 80% of eligible accounts receivable, and to provide for a series of reductions in the commitment under the revolving credit facility. The Company is in compliance with the amended financial covenants as of July 1, 2000 and believes that it will be able to comply with the amended financial covenants in the future; however, the company is subject to changing business and economic conditions (many of which are beyond the Company's control) which may affect its ability to comply with the covenants in the near term and there can be no assurance of such compliance.

     The revolving credit facility includes $55.0 million of availability for letters of credit. At July 1, 2000, $32.8 million of letters of credit were outstanding and $18.0 million was available under the revolving credit facility.

     As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon the London Interbank Offered Rate plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities for the second quarter of 2000 was 10.03%. The senior debt facilities expire on January 31, 2002.

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

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In connection with the Fieldcrest Cannon merger, Pillowtex issued $185.0 million of 9% Senior Subordinated Notes due December 15, 2007, with interest payable semiannually commencing June 15, 1998. Pillowtex may at its option redeem the 9% Notes, in whole or in part, on or after December 15, 2002 at a redemption price of 104.5%, which declines 1.5% annually through December 15, 2005 to 100%. The 9% Notes are general unsecured obligations of Pillowtex, and are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu to the 10% Notes described below.

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

     As a result of Pillowtex's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Subordinated Debentures due 2012 of Fieldcrest Cannon are convertible, at the option of the holders, into a combination of cash and Pillowtex's Common Stock. During the fourth quarter of 1999, Pillowtex notified the holders of the 6% Debentures that it was not practicable or prudent for payments to be made in respect of the conversion of the 6% Debentures and advised holders that had given notice of conversion and surrendered their 6% Debentures that they could rescind their notice of conversion, return to Pillowtex any Pillowtex Common Stock that had been issued to them and have their 6% Debentures reinstated. Although many holders did rescind and return their stock, other holders could not rescind because they had already sold their Pillowtex stock. As of July 1, 2000, the cash component due in respect of the 6% Debentures that had been surrendered without subsequent rescission was approximately $9.1 million. In addition, as of July 1, 2000, approximately $94.2 million aggregate principal amount of the 6% Debentures remained outstanding. If all such outstanding 6% Debentures were converted at such date, including those surrendered without subsequent rescission, the resulting cash component to be paid to the holders of the 6% Debentures would have been approximately $61.0 million (classified as a current liability at July 1, 2000).

     Pillowtex is currently prohibited under the terms of its senior subordinated debt from making payments in respect of the 6% Debentures except for interest payments and payments at maturity or pursuant to sinking fund obligations. In an effort to address both (i) the unpaid cash portion of the conversion consideration owing to those holders of 6% Debentures who have surrendered their debentures for conversion but have not been paid the cash portion of the conversion consideration (Cash Claimants) and (ii) the cash payment prohibition in respect of any future conversions, Pillowtex initiated discussions with certain holders of the 6% Debentures regarding a potential restructuring of the 6% Debentures. Notwithstanding months of efforts, the parties to those discussions have been unable to agree upon a mutually satisfactory comprehensive restructuring proposal. The Company is still in the process of examining the options currently available to it with respect to the 6% Debentures, but is not yet prepared to make a specific proposal; however, there can be no assurance that the Company will be able to adopt a proposal that is satisfactory to the holders of the 6% Debentures.

     As of January 1, 2000, Pillowtex had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 6.05%, respectively. As of July 1, 2000, Pillowtex had approximately $230.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.68% and 6.25%, respectively. The fair values of the swaps at January 1, 2000 and July 1, 2000 were $4.0 million and $2.2 million, respectively, in favor of Pillowtex.

     Under the terms of its senior secured credit agreements and senior subordinated debt and its Series A Redeemable Convertible Preferred Stock, Pillowtex currently is prohibited from paying cash dividends to or making other distributions to holders of its Common Stock.

     Based upon current and anticipated levels of operations, and efforts to reduce inventories and accounts receivable, Pillowtex anticipates that its cash flow from operations, together with amounts available under its revolving credit facility, will be adequate to meet its anticipated cash requirements in the foreseeable future (assuming no significant cash payments are required to be made in respect of the 6% Convertible Debentures other than scheduled interest payments and payments related to satisfaction of the sinking fund obligations). In the event that cash flows and available borrowings under the revolving credit facility are not sufficient to meet future cash requirements, Pillowtex may be required to reduce planned capital expenditures or seek additional financing. Pillowtex can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.


(6)  Redeemable Convertible Preferred Stock

     On December 19, 1997, the Company issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65.0 million less $2.1 million of issue costs. Accretion is being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrued from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate increased to 10% as a result of the Company's earnings per share for 1999 falling below predetermined targets. During the third and fourth quarters of Fiscal 1999, the Company accrued and paid in kind a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock. Dividends can be paid in cash or additional shares of preferred stock until December 2002, at which time they must be paid in cash. The Company's ability to pay dividends on the preferred stock is restricted under the terms of its senior credit facilities and senior subordinated debt. Total preferred shares outstanding as of July 1, 2000 were 79,455.

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

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (Unaudited)

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

                                                                        January 1, 2000
                                        --------------------------------------------------------------------------------
                                                                             Non-
                                                         Guarantor        Guarantor
          Financial Position               Parent       Subsidiaries     Subsidiaries     Eliminations      Consolidated
          ------------------               ------       ------------     ------------     -------------     ------------
Assets:
-------
Trade receivables                       $         -     $    260,870     $      7,629     $          -      $    268,499
Receivable from affiliates                  747,324                -                -         (747,324)                -
Inventories                                       -          406,801           16,251                -           423,052
Other current assets                              -           29,769              105                -            29,874
                                        -----------     ------------     ------------     ------------      ------------
          Total current assets              747,324          697,440           23,985         (747,324)          721,425

Property, plant and equipment, net              467          642,833            1,521                -           644,821
Intangible, net                              16,831          269,710            2,315                -           288,856
Other assets                                493,579           18,930                -         (484,222)           28,287
                                        -----------     ------------     ------------     ------------      ------------
          Total assets                  $ 1,258,201     $  1,628,913     $     27,821     $ (1,231,546)     $  1,683,389
                                        ===========     ============     ============     ============      ============

Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued
    liabilities                         $     6,482   $      182,218   $        4,386   $            -    $      193,086
Payables to affiliates                            -          736,720           10,604         (747,324)                -
Other current liabilities                    85,579           37,951               77                -           123,607
                                        -----------     ------------     ------------     ------------      ------------
          Total current liabilities          92,061          956,889           15,067         (747,324)          316,693

Noncurrent liabilities                      884,853          200,446              110                -         1,085,409
                                        -----------     ------------     ------------     ------------      ------------
          Total liabilities                 976,914        1,157,335           15,177         (747,324)        1,402,102

Redeemable convertible preferred
    Stock                                    73,898                -                -                -            73,898

Shareholders' equity                        207,389          471,578           12,644         (484,222)          207,389
                                        -----------     ------------     ------------     ------------      ------------
          Total liabilities and
          shareholders' equity          $ 1,258,201   $    1,628,913   $       27,821   $   (1,231,546)   $    1,683,389
                                        ===========   ==============   ==============   ==============    ==============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (Unaudited)


(7)  Supplemental Condensed Consolidating Financial Information (Continued)



                                                                         July 1, 2000
                                        --------------------------------------------------------------------------------
                                                                             Non-
                                                         Guarantor        Guarantor
          Financial Position               Parent       Subsidiaries     Subsidiaries     Eliminations      Consolidated
          ------------------               ------       ------------     ------------     ------------      ------------
Assets:
-------
Trade receivables                       $         -     $    228,592     $      5,880     $          -      $    234,472
Receivable from affiliates                  752,678                -                -         (752,678)                -
Inventories                                                  447,687           14,141                -           461,828
Other current assets                                          27,771              261                -            28,032
                                        -----------     ------------     ------------     ------------      ------------
          Total current assets              752,678          704,050           20,282         (752,678)          724,332

Property, plant and equipment, net              461          629,176              960                -           630,597
Intangible, net                              14,036          266,584            2,225                -           282,845
Other assets                                475,647           25,514                -         (469,932)           31,229
                                        -----------     ------------     ------------     ------------      ------------
          Total assets                  $ 1,242,822     $  1,625,324     $     23,467     $ (1,222,610)     $  1,669,003
                                        ===========     ============     ============     ============      ============

Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued
    Liabilities                         $     3,161     $    172,597     $      4,149     $          -      $    179,907
Payables to affiliates                            -          747,908            4,770         (752,678)                -
Other current liabilities                    23,696           98,925            1,526                -           124,147
                                        -----------     ------------     ------------     ------------      ------------
          Total current liabilities          26,857        1,019,430           10,445         (752,678)          304,054

Noncurrent liabilities                      950,554          148,876              108                -         1,099,538
                                        -----------     ------------     ------------     ------------      ------------
          Total liabilities                 977,411        1,168,306           10,553         (752,678)        1,403,592

Redeemable convertible preferred             77,835                -                -                -            77,835
    Stock

Shareholders' equity                        187,576          457,018           12,914         (469,932)          187,576
                                        -----------     ------------     ------------     ------------      ------------
          Total liabilities and
          shareholders' equity          $ 1,242,822     $  1,625,324     $     23,467     $ (1,222,610)     $  1,669,003
                                        ===========     ============     ============     ============      ============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (Unaudited)


(7)  Supplemental Condensed Consolidating Financial Information (Continued)


                                                               Three Months Ended July 3, 1999
                                       -------------------------------------------------------------------------------
                                                                          Non-
                                                      Guarantor         Guarantor
          Results of Operations         Parent       Subsidiaries     Subsidiaries      Eliminations      Consolidated
          ---------------------         ------       ------------     ------------      ------------      ------------
Net sales                              $      -      $    356,723     $      6,886      $     (1,141)     $    362,468
Cost of goods sold                            -           300,643            6,709            (1,141)          306,211
                                       --------      ------------     ------------      ------------      ------------
   Gross profit                               -            56,080              177                 -            56,257

Selling, general and administrative      (1,045)           26,643              202                 -            25,800
                                       --------      ------------     ------------      ------------      ------------
   Earnings (loss) from operations        1,045            29,437              (25)                -            30,457

Equity in earnings of subsidiaries        6,163                 -                -            (6,163)                -
Interest expense                            107            19,634               (6)                -            19,735
                                       --------      ------------     ------------      ------------      ------------
   Earnings (loss) before income taxes    7,101             9,803              (19)           (6,163)           10,722

Income taxes                                328             3,638              (17)                -             3,949
                                       --------      ------------     ------------      ------------      ------------
   Net earnings (loss)                    6,773             6,165               (2)           (6,163)            6,773

Preferred dividends                         540                 -                -                 -               540
                                       --------      ------------     ------------      ------------      ------------
   Earnings (loss) available for
   Common shareholders                 $  6,233      $      6,165     $         (2)     $     (6,163)     $      6,233
                                       ========      ============     ============      ============      ============

                                                                Three Months Ended July 1, 2000
                                            --------------------------------------------------------------------------------
                                                                                Non-
                                                            Guarantor         Guarantor
          Results of Operations              Parent       Subsidiaries      Subsidiaries      Eliminations      Consolidated
          ---------------------              ------       ------------      ------------      ------------      ------------
Net sales                                   $      -      $    350,973      $      6,319      $    (15,352)     $    341,940
Cost of goods sold                                 -           311,478             6,302           (15,352)          302,428
                                            --------      ------------      ------------      ------------      ------------
   Gross profit                                    -            39,495                17                 -            39,512

Selling, general and administrative           (1,881)           24,346               148                 -            22,613
                                            --------      ------------      ------------      ------------      ------------
   Earnings (loss) from operations             1,881            15,149              (131)                             16,899

Equity in (loss) of subsidiaries              (7,172)                -                               7,172                 -
Interest expense                               1,505            24,268               195                 -            25,968
                                            --------      ------------      ------------      ------------      ------------
   Earnings (loss) before income taxes        (6,796)           (9,119)             (326)            7,172            (9,069)

Income taxes                                    (678)           (2,273)                -                 -            (2,951)
                                            --------      ------------      ------------      ------------      ------------
   Net earnings (loss)                        (6,118)           (6,846)             (326)            7,172            (6,118)

Preferred dividends                            1,994                 -                 -                 -             1,994
                                            --------      ------------      ------------      ------------      ------------
   Earnings (loss) available for
   common shareholders                      $ (8,112)     $     (6,846)     $       (326)     $      7,172      $     (8,112)
                                            ========      ============      ============      ============      ============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (Unaudited)

(7)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                      Six Months Ended July 3, 1999
                                             --------------------------------------------------------------------------------
                                                                                 Non-
                                                             Guarantor         Guarantor
       Results of Operations                    Parent      Subsidiaries     Subsidiaries      Eliminations      Consolidated
       ---------------------                    -------     ------------     -------------     -------------     ------------
Net sales                                     $      -      $    719,386     $     13,711      $     (2,122)     $    730,975
Cost of goods sold                                   -           611,620           12,756            (2,122)          622,254
                                              --------      ------------     ------------      -------------     ------------
   Gross profit                                      -           107,766              955                 -           108,721

Selling, general and administrative             (2,087)           51,873              400                 -            50,186
                                              --------      ------------     ------------      -------------     ------------
   Earnings from operations                      2,087            55,893              555                 -            58,535

Equity in earnings of subsidiaries              10,202                 -                -           (10,202)                -
Interest expense                                  (719)           39,936              (17)                -            39,200
                                              --------      ------------     ------------      -------------     ------------
   Earnings before income taxes                 13,008            15,957              572           (10,202)           19,335

Income taxes                                       982             6,276               51                 -             7,309
                                              --------      ------------     ------------      -------------     ------------
   Net earnings                                 12,026             9,681              521           (10,202)           12,026

Preferred dividends                              1,075                 -                -                 -             1,075
                                              --------      ------------     ------------      -------------     ------------
   Earnings available for
   common shareholders                        $ 10,951      $      9,681     $        521      $    (10,202)     $     10,951
                                              ========      ============     ============      ============      ============

                                                                       Six Months Ended July 1, 2000
                                                -------------------------------------------------------------------------------
                                                                                   Non-
                                                               Guarantor        Guarantor
       Results of Operations                     Parent      Subsidiaries      Subsidiaries     Eliminations      Consolidated
       ---------------------                    --------     -------------     ------------     -------------     -------------
Net sales                                     $       -      $    688,680      $     13,772     $    (15,352)     $    687,100
Cost of goods sold                                    -           611,071            12,774          (15,352)          608,493
                                              ---------      ------------      ------------     ------------      ------------
   Gross profit                                       -            77,609               998                -            78,607

Selling, general and administrative              (2,980)           52,208               324                -            49,552
                                              ---------      ------------      ------------     ------------      ------------
   Earnings from operations                       2,980            25,401               674                -            29,055

Equity in (loss) of subsidiaries                (16,377)                -                 -           16,377                 -
Interest expense                                  3,407            50,001               404                -            53,812
                                              ---------      ------------      ------------     ------------      ------------
   Earnings (loss) before income taxes          (16,804)          (24,600)              270           16,377           (24,757)

Income taxes                                       (959)           (7,953)                -                -            (8,912)
                                              ---------      ------------      ------------     ------------      ------------
   Net earnings (loss)                          (15,845)          (16,647)              270           16,377           (15,845)

Preferred dividends                               3,937                 -                 -                -             3,937
                                              ---------      ------------      ------------     ------------      ------------
   Earnings (loss) available for
   common shareholders                        $ (19,782)     $    (16,647)     $        270     $     16,377      $    (19,782)
                                              =========      ============      ============     ============      ============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (Unaudited)


(7)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                Six Months Ended July 3, 1999
                                        --------------------------------------------------------------------------------
                                                                            Non-
                                                        Guarantor         Guarantor
             Cash Flows                   Parent      Subsidiaries      Subsidiaries      Eliminations     Consolidated
             ----------                  --------     -------------     -------------     ------------     -------------
Cash provided by (used in)
  Operating activities                  $ 17,874      $    (19,399)     $     (3,881)     $          -     $     (5,406)

Cash provided by (used in)
  Investing activities                        44           (50,595)              (72)                -          (50,623)

Cash provided by (used in)                                                     3,813
  Financing activities                   (17,918)           73,605                                               59,500
                                        --------      ------------      ------------      ------------     ------------

Net change in cash and cash                                                     (140)
  Equivalents                                  -             3,611                                   -            3,471

Cash and cash equivalents at
  Beginning of year                            -             5,554                 7                 -            5,561
                                        --------      ------------      ------------      ------------     ------------

Cash and cash equivalents at
  End of period                         $      -      $      9,165      $       (133)     $          -     $      9,032
                                        ========      ============      ============      ============     ============

                                                                Six Months Ended July 1, 2000
                                        -------------------------------------------------------------------------------
                                                                            Non
                                                        Guarantor         Guarantor
             Cash Flows                   Parent      Subsidiaries      Subsidiaries      Eliminations     Consolidated
             ----------                  -------      ------------      ------------      ------------     ------------
Cash provided by (used in)
  Operating activities                  $ 16,703      $    (33,426)     $      5,708      $          -     $    (11,015)

Cash provided by (used in)
  Investing activities                       432           (13,677)             (144)                -          (13,389)

Cash provided by (used in)
  Financing activities                   (17,135)           45,599            (5,564)                -           22,900
                                        --------      ------------      ------------      ------------     ------------

Net change in cash and cash
  Equivalents                                  -            (1,504)                -                 -           (1,504)

Cash and cash equivalents at
  Beginning of year                            -             4,854                 -                 -            4,854
                                        --------      ------------      ------------      ------------     ------------

Cash and cash equivalents at
  End of period                         $      -      $      3,350      $          -      $          -     $      3,350
                                        ========      ============      ============      ============     ============

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


Results of Operations
---------------------


Net Sales.  Net sales were $341.9 million for the three months ended July 1,
----------
2000, representing a decrease of $20.6 million, or 5.7%, as compared to $362.5 million for the three months ended July 3, 1999. Sales through the first six months of this fiscal year were $687.1 million, down $43.9 million or 6.0% from last year. The drop in sales comes mainly from towels and sheets, where increased competition from imports and higher inventory levels held by certain customers softened demand for these products in the Company's institutional and regional discount markets.


Gross Profit.  Gross profit margins for the three and six months ended July 3,
-------------
1999 were 15.5% and 14.9%, respectively. For the three and six months ended July 1, 2000, gross profit margins decreased to 11.6% and 11.4%, respectively. The decline in gross profit margin for both the three and six months ended July 1, 2000 is due to lower volumes, higher unabsorbed overhead expenses and higher cost of raw materials, primarily chemicals and packaging


Selling, General and Administrative ("SG&A").  SG&A expenses decreased $3.2
---------------------------------------------
million to $22.6 million for the three months ended July 1, 2000, compared to $25.8 million for the three months ended July 3, 1999. SG&A decreased $0.6 million for the first six months of fiscal year 2000 compared to 1999. Higher professional fees in the first quarter, associated with amendments to the Company's debt arrangements, partially offset the savings in SG&A expenses resulting from staff reductions from the beginning of this year.


Interest Expense.  Interest expense increased $6.3 million to $26.0 million for
----------------
the three months ended July 1, 2000, compared to $19.7 million for the three months ended July 3, 1999. Interest expense for the six months ended July 1, 2000 was $53.8 million, $14.6 million higher than the comparable period in 1999. Contributing to this increase were bank fees related to the restructuring of the Company's debt, an increased level of debt and a higher weighted average interest rate of 9.8% for the six months ended July 1, 2000, compared to 7.9% for the six months ended July 3, 1999. The weighted average interest rate for the three months ended July 1, 2000 was 9.8%, compared to 7.8% for the three months ended July 3, 1999.



Liquidity and Capital Resources
-------------------------------


     Senior Debt Facilities. In December 1997, in connection with the Fieldcrest Cannon acquisition, Pillowtex entered into new senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America acts as the agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, Pillowtex amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of Leshner, allowing Pillowtex to fund the transaction and reduce borrowings under the revolving credit facility. Effective March 12, 1999, the revolving credit facility was amended to permit Pillowtex to use for working capital one-half of a $61.0 million portion of the facility held as contingency reserve for cash payments required upon conversion of the Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012, thereby increasing availability under that facility. Effective October 1, 1999, the revolving credit facility was further amended to permit Pillowtex to use the other half of the contingency reserve for working capital, thereby increasing availability under that facility. At the end of the third and fourth quarters of its 1999 fiscal year, Pillowtex was not in compliance with certain financial covenants under its senior debt facilities. The Company obtained a series of temporary waivers of this non-compliance. Effective as of December 7, 1999, the Company agreed to certain amendments to the senior debt facilities, principally related to cash management, adjustments to restrictive covenants, and borrowings under, and uses of proceeds from, the revolving credit facility. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance with financial covenants and the senior debt facilities were further amended to shorten their terms to maturity and accelerate the related amortization schedule for repayment of principal, to eliminate the contingency reserve requirement referred to above, to increase the applicable interest rate margins (subject to reduction if the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) exceeds a specified level for the 2000 fiscal year), to add a covenant requiring that EBITDA must exceed specified levels for future fiscal periods and to eliminate all other financial covenants, to modify certain restrictive covenants, to limit borrowings under the revolving credit facility based on a formula tied to 45% of eligible inventory plus 80% of eligible accounts receivable, and to provide for a series of reductions in the commitment under the revolving credit facility. As of July 1, 2000 the Company had $299.2 million outstanding under its revolving credit facility. The Company is in compliance with the amended financial covenants as of July 1, 2000 and believes that it will be able to comply with the amended financial covenants in the future; however, the company is subject to changing business and economic conditions (many of which are beyond the Company's control) which may affect its ability to comply with the covenants in the near term and there can be no assurance of such compliance.

     The revolving credit facility includes $55.0 million of availability for letters of credit. At July 1, 2000, $32.8 million of letters of credit were outstanding and $18.0 million was available under the revolving credit facility.

     As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon the London Interbank Offered Rate plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities for the second quarter of 2000 was 10.03%. The senior debt facilities expire on January 31, 2002.

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

     Senior Subordinated Debt. In connection with the Fieldcrest Cannon merger, Pillowtex issued $185.0 million of 9% Senior Subordinated Notes due December 15, 2007, with interest payable semiannually commencing June 15, 1998. Pillowtex may at its option redeem the 9% Notes, in whole or in part, on or after December 15, 2002 at a redemption price of 104.5%, which declines 1.5% annually through December 15, 2005 to 100%. The 9% Notes are general unsecured obligations of Pillowtex, and are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu to the 10% Notes described below.

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

     Fieldcrest Cannon Convertible Debentures. As a result of Pillowtex's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Subordinated Debentures due 2012 of Fieldcrest Cannon are convertible, at the option of the holders, into a combination of cash and Pillowtex's Common Stock. During the fourth quarter of 1999, Pillowtex notified the holders of the 6% Debentures that it was not practicable or prudent for payments to be made in respect of the conversion of the 6% Debentures and advised holders that had given notice of conversion and surrendered their 6% Debentures that they could rescind their notice of conversion, return to Pillowtex any Pillowtex Common Stock that had been issued to them and have their 6% Debentures reinstated. Although many holders did rescind and return their stock, other holders could not rescind because they had already sold their Pillowtex stock. As of July 1, 2000, the cash component due in respect of the 6% Debentures that had been surrendered without subsequent rescission was approximately $9.1 million. In addition, as of July 1, 2000, approximately $94.2 million aggregate principal amount of the 6% Debentures remained outstanding. If all such outstanding 6% Debentures were converted at such date, including those surrendered without subsequent rescission, the resulting cash component to be paid to the holders of the 6% Debentures would have been approximately $61.0 million (classified as a current liability at July 1, 2000).

     Pillowtex is currently prohibited under the terms of its senior subordinated debt from making payments in respect of the 6% Debentures except for interest payments and payments at maturity or pursuant to sinking fund obligations. In an effort to address both (i) the unpaid cash portion of the conversion consideration owing to those holders of 6% Debentures who have surrendered their debentures for conversion but have not been paid the cash portion of the conversion consideration (Cash Claimants) and (ii) the cash payment prohibition in respect of any future conversions, Pillowtex initiated discussions with certain holders of the 6% Debentures regarding a potential restructuring of the 6% Debentures. Notwithstanding months of efforts, the parties to those discussions have been unable to agree upon a mutually satisfactory comprehensive restructuring proposal. The Company is still in the process of examining the options currently available to it with respect to the 6% Debentures, but is not yet prepared to make a specific proposal; however, there can be no assurance that the Company will be able to adopt a proposal that is satisfactory to the holders of the 6% Debentures.

Swap Agreements. Pillowtex enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. These agreements entitle the Company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the Company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense.
The fair value of the swap agreements and changes in fair value as a result of changes in market interest rates are not recognized in the consolidated financial statements. As of January 1, 2000, Pillowtex had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 6.05%, respectively. As of July 1, 2000, Pillowtex had approximately $230.0 million of notional amounts covered under interest rate swap agreements whereby Pillowtex exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.68% and 6.25%, respectively. The fair values of the swaps at January 1, 2000 and July 1, 2000 were $4.0 million and $2.2 million, respectively, in favor of Pillowtex.

  Adequacy of Capital Resources. As of July 1, 2000, Pillowtex was in compliance with all its debt covenants. Based on current and anticipated levels of operations, and efforts to reduce inventories and accounts receivable, Pillowtex anticipates that its cash flow from operations, together with amounts available under its revolving credit facility, will be adequate to meet its anticipated cash requirements in the foreseeable future (assuming no significant cash payments are required to be made in respect of the 6% Debentures other than scheduled interest payments and payments related to satisfaction of the sinking fund obligations as outlined above). In the event that cash flows and available borrowings under the revolving credit facility are not sufficient to meet future cash requirements, Pillowtex may be required to reduce planned capital expenditures or seek additional financing. Pillowtex can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on terms acceptable to the Company.



Recent Accounting Matters
-------------------------


      The Company is assessing the reporting and disclosures requirements of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133, as amended in the first quarter of fiscal 2001 and is evaluating the impact adoption will have on the Company's results of operations and financial position.


      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25". Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding
(a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis for periods beginning after July 1, 2000.


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

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


     The annual meeting of shareholders of the Company was held on May 11, 2000. The following proposal was voted upon and approved at the annual meeting:


          Election of Directors


          For Three-Year Terms Expiring in 2003:




                                                    ------------------------------------------------------------------------
                                                            Votes                  Votes                    Broker
                                                            Cast                  Withheld                 Non-Votes
                                                    ------------------------------------------------------------------------
          ------------------------------------------------------------------------------------------------------------------
          Charles M. Hansen, Jr.                               13,124,473                  303,129                 0
          ------------------------------------------------------------------------------------------------------------------
          William B. Madden                                    13,149,833                  277,769                 0
          ------------------------------------------------------------------------------------------------------------------
          M. Joseph McHugh                                     12,863,282                  564,620                 0
          ------------------------------------------------------------------------------------------------------------------

     There were no abstentions with respect to the election of directors.


     Paul G. Gillease, Ralph W. La Rovere, Mark A. Petricoff, Scott E. Shimizu and Mary R. Silverthorne continued as directors of the Company.


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




DATE:  August 14, 2000                                PILLOWTEX CORPORATION
                                                      (Registrant)



                                                      /s/ Tony Williams
                                                      --------------------------
                                                       Tony Williams
                                                       Chief Financial Officer

                               INDEX TO EXHIBITS




 Exhibit                                             Method of Filing
 -------                                             ----------------


  27.1  Financial Data Schedule.................  Filed herewith electronically