Form 10-Q
period 2000-09-30
PILLOWTEX CORP
filed 2000-11-20
CIK 896265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark                               FORM 10-Q
One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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


                 Yes  [X]                             No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at November 9, 2000
                    -----                       -------------------------------

         Common Stock, $.01 par value                      14,252,069

                    PILLOWTEX CORPORATION AND SUBSIDIARIES


                                     INDEX

                                                                                                    Page No.
                                                                                                    --------
Part I -   Financial Information

Item 1.    Unaudited Consolidated Financial Statements:

           Consolidated Balance Sheets as of January 1, 2000 and
            September 30, 2000                                                                          3

           Consolidated Statements of Operations for the three months
            ended October 2, 1999 and September 30, 2000                                                4

           Consolidated Statements of Operations for the nine months                                    5
            ended October 2, 1999 and September 30, 2000

           Consolidated Statements of Cash Flows for the nine months                                    6
            ended October 2, 1999 and September 30, 2000

           Notes to Consolidated Financial Statements                                                   7

Item 2.    Management's Discussion and Analysis of                                                     22
            Financial Condition and Results of Operations

Part II -  Other Information

Item 3.    Defaults upon Senior Securities                                                             30

Item 6.    Exhibits and Reports on Form 8-K                                                            30

Signature                                                                                              31

Index to Exhibits                                                                                      32

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except for par value)
                                  (Unaudited)

  ASSETS                                                                            January 1,          September 30,
                                                                                    ----------          -------------
                                                                                       2000                  2000
                                                                                       ----                  ----
Current assets:
 Cash and cash equivalents....................................................   $           4,854    $         3,645
 Receivables:
   Trade, less allowances of $33,351 and $24,836 at January 1, 2000
      and September 30, 2000, respectively....................................             268,499            235,468
   Other......................................................................              17,923             10,024
 Inventories..................................................................             423,052            427,999
 Prepaid expenses and other...................................................               7,097             13,033
                                                                                 -----------------    ---------------
         Total current assets.................................................             721,425            690,169

Property, plant and equipment, less accumulated depreciation of
   $150,384 and $188,978 at January 1, 2000 and September 30, 2000,
    respectively..............................................................             644,821            627,651
Intangible assets, at cost, less accumulated amortization of $26,355 and
     $32,523 at January 1, 2000 and September 30, 2000, respectively..........             288,856            279,652
Other assets..................................................................              28,287             29,938
                                                                                 -----------------    ---------------
                                                                                 $       1,683,389    $     1,627,410
                                                                                 =================    ===============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.............................................................   $         119,848    $       105,487
 Accrued expenses.............................................................              73,238             60,090
 Deferred income taxes........................................................              37,848             37,350
 Current portion of long-term debt (Note 6)...................................              85,759             87,534
 Long-term debt in default (Note 6)...........................................                   -            637,539
                                                                                 -----------------    ---------------
         Total current liabilities............................................             316,693            928,000

Long-term debt (in default subsequent to September 30, 2000)
 less current portion (Note 6)................................................             965,323            345,877
Deferred income taxes.........................................................              67,720             51,567
Noncurrent liabilities........................................................              52,366             52,720
                                                                                 -----------------    ---------------
         Total liabilities....................................................           1,402,102          1,378,164

Series A redeemable convertible preferred stock, $0.01 par value; 65,000 and
 81,411 shares issued and outstanding at January 1, 2000 and September 30,
 2000, respectively, including accrued dividends (Note 7).....................              73,898             79,875


Shareholders' equity:
 Preferred stock, $0.01 par value; authorized 20,000,000 shares;
   only Series A issued.......................................................                   -                  -
 Common stock, $0.01 par value; authorized 55,000,000 shares;
   14,261,856 and 14,240,889 shares issued and outstanding
   at January 1, 2000 and September 30, 2000, respectively....................                 142                142
 Additional paid-in capital...................................................             160,515            160,707
 Retained earnings............................................................              49,269             11,179
 Currency translation adjustment..............................................              (1,730)            (2,099)
 Deferred compensation........................................................                (807)              (558)
                                                                                 -----------------    ---------------
         Total shareholders' equity...........................................             207,389            169,371
                                                                                 -----------------    ---------------
                                                                                 $       1,683,389    $     1,627,410
                                                                                 =================    ===============

         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended October 2, 1999 and September 30, 2000
                   (In thousands, except for per share data)
                                  (Unaudited)


                                                                                                  1999                 2000
                                                                                                  ----                 ----
Net sales..........................................................................     $         415,806      $       357,436
Cost of goods sold.................................................................               375,327              327,964
Provision for inventory write-down (Note 4)........................................                 4,900                    -
                                                                                        -----------------      ---------------
   Gross profit....................................................................                35,579               29,472

Selling, general and administrative expenses.......................................                29,448               25,010
Provision for asset impairment (Note 8)............................................                 2,000                    -
                                                                                        -----------------      ---------------
   Earnings from operations........................................................                 4,131                4,462

Interest expense...................................................................                21,263               27,657
                                                                                        -----------------      ---------------
   Loss before income taxes........................................................               (17,132)             (23,195)

Income taxes.......................................................................                (6,053)              (6,927)
                                                                                        -----------------      ---------------
   Net loss........................................................................               (11,079)             (16,268)

Preferred dividends and accretion..................................................                 9,526                2,040
                                                                                        -----------------      ---------------
   Loss applicable to common shareholders..........................................     $         (20,605)     $       (18,308)
                                                                                        =================      ===============


Basic and diluted loss per common share............................................     $           (1.45)     $         (1.29)
                                                                                        =================      ===============
Weighted average common shares outstanding - basic and diluted.....................                14,184               14,241
                                                                                        =================      ===============

Dividends declared per common share................................................     $             .06      $             -
                                                                                        =================      ===============

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            Nine Months Ended October 2, 1999 and September 30, 2000
                   (In thousands, except for per share data)
                                  (Unaudited)



                                                                                              1999                2000
                                                                                              ----                ----
Net sales..........................................................................     $    1,146,781      $    1,044,536
Cost of goods sold.................................................................            997,582             936,457
Provision for inventory write-down (Note 4)........................................              4,900                   -
                                                                                        --------------      --------------
   Gross profit....................................................................            144,299             108,079

Selling, general and administrative expenses.......................................             79,632              74,562
Provision for asset impairment (Note 8)............................................              2,000                   -
                                                                                        --------------      --------------
   Earnings from operations........................................................             62,667              33,517

Interest expense...................................................................             60,464              81,469
                                                                                        --------------      --------------
   Earnings (loss) before income taxes.............................................              2,203             (47,952)

Income taxes.......................................................................              1,255             (15,839)
                                                                                        --------------      --------------
   Net earnings (loss).............................................................                948             (32,113)

Preferred dividends and accretion..................................................             10,602               5,977
                                                                                        --------------      --------------
   Loss applicable to common shareholders..........................................     $       (9,654)     $      (38,090)
                                                                                        ==============      ==============


Basic and diluted loss per common share............................................     $         (.68)     $        (2.68)
                                                                                        ==============      ==============
Weighted average common shares outstanding - basic and diluted.....................             14,172              14,232
                                                                                        ==============      ==============

Dividends declared per common share................................................     $          .18      $            -
                                                                                        ==============      ==============



          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended October 2, 1999 and September 30, 2000
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                         1999          2000
                                                                                         ----          ----
Cash flows from operating activities:
 Net earnings (loss)..............................................................  $       948    $  (32,113)
 Adjustments to reconcile net earnings (loss) to net cash
   Provided by (used in) operating activities:
    Depreciation and amortization.................................................       43,184        49,580
    Deferred income taxes.........................................................        1,825       (15,839)
    Accretion on debt instruments.................................................        1,552         1,098
    Provision for doubtful accounts...............................................          873           140
    Loss on disposal of property, plant and equipment.............................           65             -
    Amortization of deferred compensation.........................................          312           249
    Changes in operating assets and liabilities:
      Trade receivables...........................................................      (79,605)       32,891
      Inventories.................................................................      (26,140)       (4,947)
      Accounts payable............................................................       55,504       (12,210)
      Accrued expenses............................................................      (20,153)      (13,148)
      Other assets and liabilities................................................        1,806         2,310
                                                                                     ----------    ----------
         Net cash (used in) provided by operating activities......................      (19,829)        8,011
                                                                                     ----------    ----------

Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment..............................          472         4,569
 Purchases of property, plant and equipment.......................................      (73,622)      (30,407)
                                                                                    -----------    ----------
         Net cash used in investing activities....................................      (73,150)      (25,838)
                                                                                    -----------    ----------

Cash flows from financing activities:
 Increase (decrease) in checks not yet presented for payment......................          598        (2,152)
 Borrowings on revolving credit loans.............................................      346,098       680,034
 Repayments of revolving credit loans.............................................     (233,928)     (637,298)
 Retirement of long-term debt.....................................................      (13,657)      (23,966)
 Payments of debt issuance costs..................................................          (56)            -
 Dividends paid...................................................................       (4,011)            -
 Proceeds from exercise of stock options..........................................           43             -
                                                                                    -----------    ----------
         Net cash provided by financing activities................................       95,087        16,618
                                                                                    -----------    ----------

Net change in cash and cash equivalents...........................................        2,108        (1,209)
Cash and cash equivalents at beginning of period..................................        5,561         4,854
                                                                                    -----------    ----------
Cash and cash equivalents at end of period........................................  $     7,669         3,645
                                                                                    ===========    ==========

Supplemental disclosures of cash flow information:
 Cash paid (received) during the period for:
   Interest.......................................................................  $    47,718        72,991
                                                                                    ===========    ==========
   Income taxes...................................................................  $      (812)       (3,011)
                                                                                    ===========    ==========

         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Pillowtex Corporation and its subsidiaries, which are collectively referred to in this report as the "Company," include all adjustments, consisting only of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended January 1, 2000.

     The Company is organized by functional responsibilities and operates as a single segment.

     Information technology costs associated with the Company's manufacturing systems ($3.8 million and $12.8 million for three and nine month periods ended October 2, 1999, respectively) have been reclassified from selling, general and administrative expense to cost of goods sold in the 1999 consolidated statements of operation to conform to the current year presentation.

(2)  Subsequent Events

     Subsequent to the end of the Company's third fiscal quarter, Pillowtex Corporation and substantially all of its domestic subsidiaries (collectively, the "Debtors"), including Fieldcrest Cannon, Inc. ("Fieldcrest Cannon"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on November 14, 2000 (the "Petition Date"). The chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes.

     In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. The most significant of these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages and benefits and reimbursement of prepetition employee business expenses, (iii) authorize payment of prepetition sales, payroll and use taxes owed by the Debtors,
     (iv) authorize payment of certain prepetition obligations to customers, and
     (v) authorize payment of certain prepetition obligations to critical vendors to aid the Debtors in maintaining operation of their business.

     On November 14, 2000, the Bankruptcy Court also entered an order (the "Interim DIP Financing Order") authorizing the Debtors to enter into a $150.0 million debtor-in-possession financing facility (the "DIP Financing Facility") with Bank of America, N.A. as agent for a syndicate of financial institutions comprised of certain of the Company's prepetition senior secured lenders, and to grant first priority priming liens and mortgages, security interests, and liens (including priming liens), and on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Pursuant to the Interim DIP Financing Order, the Debtors are authorized to utilize up to $60.0 million, consisting of up to $35.0 million in postpetition loans and $25.0 million in postpetition letters of credit, under the DIP Financing Facility, on an interim basis pending a final hearing to approve the DIP Financing Facility. Such hearing is scheduled for December 6, 2000. As of the date of this report, the documentation evidencing the DIP Financing Facility has not been executed, but the parties have agreed to the principal terms of the arrangement and the form documentation was attached to the Interim DIP Financing Order. The Company anticipates that the documentation for the DIP Financing Facility will be finalized and executed prior to the Bankruptcy Court hearing scheduled for December 6, 2000. Following the entry of the final order approving the DIP Financing Facility by the Bankruptcy Court (the "Final DIP Financing Order"), the remaining $90.0 million, over and above the $60.0 million approved by the Interim DIP Financing Order of the Bankruptcy Court, would be available to the Debtors. See Note 6 for a discussion of the DIP Financing Facility.

     The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

     The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization currently expires on March 14, 2001; however, the Debtors can request the Bankruptcy Court to extend such exclusive period. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders or an indenture trustee, may file their own plan of reorganization for the Debtors.

     After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code; under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company's outstanding capital stock is highly speculative.

     Since the Petition Date, the Debtors have continued to conduct business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations before beginning the development of a plan of reorganization.

     During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

(3)  Comprehensive Income

     Comprehensive income consists of net earnings (loss) and foreign currency translation adjustments and aggregated ($10.7) million and $1.5 million, respectively, for the three and nine month periods ended October 2, 1999. For the three and nine month periods ended September 30, 2000, comprehensive (losses) aggregated ($16.4) million and ($32.5) million, respectively.

(4)  Inventories

     Inventories consisted of the following at January 1, 2000 and September 30, 2000 (in thousands):

                                     January 1,   September 30,
                                        2000          2000
                                   ------------   -------------
           Finished goods          $    218,381   $     222,839
           Work-in-process              136,924         158,200
           Raw materials                 44,424          35,763
           Supplies                      23,323          11,197
                                   ------------   -------------
                                   $    423,052   $     427,999
                                   ============   =============

     During the third quarter of 1999, the Company recorded a $4.9 million pre-tax non-cash charge to reduce certain blanket inventory to net realizable value.


(5)  Earnings Per Share

     The potentially dilutive effects of stock options, convertible debentures and convertible preferred stock were excluded from the computation of diluted loss per share for the periods ended October 2, 1999 and September 30, 2000 because their inclusion would be antidilutive.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (6)  Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                                                                        January 1,     September 30,
                                                                                                           2000            2000
                                                                                                           ----            ----
                             Revolving Credit Facility...........................                     $    259,800   $      302,538
                             Overline Facility...................................                           35,000           35,000
                             Term Loans..........................................                          341,500          324,752
                             9% Senior Subordinated Notes due 2007...............                          185,000          185,000
                             10% Senior Subordinated Notes due 2006..............                          125,000          125,000
                             6% Convertible Subordinated Debentures due in
                                2012, with sinking fund (effective rate of
                                8.72%, net of $12.2 million and $11.1 million in
                                unamortized discount at January 1, 2000 and
                                September 30, 2000, respectively)................                           82,205           79,296
                             Industrial revenue bonds with interest rates
                                from 3.60% to 7.85% and maturities through July
                                1, 2021; generally collateralized by land and
                                buildings........................................                           16,814           15,456
                             Other debt..........................................                            5,763            3,908
                                                                                                      ------------       ----------
                                                                                                         1,051,082        1,070,950
                             Less:
                             Current portion.....................................                           85,759           87,534
                             Long-term debt in default...........................                                           637,539
                                                                                                      ------------       ----------
                             Total long-term debt................................                     $    965,323     $    345,877
                                                                                                      ============     ============

     DIP Financing Facility.  As discussed in Note 2 above, on November 14,
     ----------------------
     2000, the Bankruptcy Court entered the Interim DIP Financing Order authorizing the Debtors to enter into the $150.0 million DIP Financing Facility and to grant superpriority claims and mortgages, security interests, and liens (including priming liens), and on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Pursuant to the Interim DIP Financing Order, the Debtors are authorized to utilize up to $60.0 million, consisting of up to $35.0 million in postpetition loans and $25.0 million in postpetition letters of credit, under the DIP Financing Facility, on an interim basis pending a final hearing to approve the DIP Financing Facility. Such hearing is scheduled for December 6, 2000. As of the date of this report, the documentation evidencing the DIP Financing Facility has not been executed, but the parties have agreed to the principal terms of the arrangement and the form documentation was attached to the Interim DIP Financing Order. The Company anticipates that the documentation for the DIP Financing Facility will be finalized and executed prior to the Bankruptcy Court hearing scheduled for December 6, 2000. Following the entry of the Final DIP Financing Order, the remaining $90.0 million, over and above the $60.0 million approved by the Interim DIP Financing Order of the Bankruptcy Court, would be available to the Debtors.

     Under the terms of the DIP Financing Facility, a $150.0 million revolving credit facility, including up to $60 million for postpetition letters of credit, would be available to the Company until the earliest of (i) November 14, 2001, (ii) the date on which the plan of reorganization becomes effective, (iii) any material non-compliance with any of the terms of the Interim DIP Financing Order or the Final DIP Financing Order, (iv) any event of default that shall have occurred under the DIP Financing Facility, or (v) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Bankruptcy Court shall have occurred. Upon the satisfaction of certain conditions, the November 14, 2001 maturity date could be extended for an additional period of six months upon payment of an extension fee equal to 0.50% of the portion of DIP Financing Facility being extended. Amounts borrowed under the DIP Financing Facility would bear interest at the option of the Company at the rate of the London Interbank Offering Rate ("LIBOR") plus 3.50% or Bank of America's Base Rate (which is the higher of Federal Funds Rate or Prime Rate plus, in either case, 0.05%) plus 1.00%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.50%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility would be secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities and a junior lien on certain plant and equipment that secure six industrial revenue bond facilities (the "IRB Facilities") aggregating approximately $15.5 million and certain obligations to the Pension Benefit Guaranty Corporation. The documentation evidencing the DIP Financing Facility would contain financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures and investments, and prohibit dividend payments. The net proceeds of certain asset sales outside the ordinary course of business would reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business would be applied as a permanent reduction of the DIP Financing Facility.

     There can be no assurance that the documentation evidencing the DIP Financing Facility will be finalized and executed on the terms described above or that, if finalized and executed on such terms, the DIP Financing Facility will be approved by final order of the Bankruptcy Court.

     Senior Debt Facilities.  In December 1997, in connection with the
     ----------------------
     Fieldcrest Cannon acquisition, the Company entered into new senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America, N.A. acts as the administrative and collateral agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, the Company amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of The Leshner Corporation, allowing the Company to fund the transaction and reduce borrowings under the revolving credit facility. Effective March 12, 1999, the revolving credit facility was amended to permit the Company to use for working capital one-half of a $61.0 million portion of the facility held as contingency reserve for cash payments required upon conversion of the Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012 (the "6% Debentures"), thereby increasing availability under that facility. Effective October 1, 1999, the revolving credit facility was further amended to permit the Company to use the other half of the contingency reserve for working capital, thereby increasing availability under that facility. At the end of the third and fourth quarters of its 1999 fiscal year, the Company was not in compliance with certain financial covenants under its senior debt facilities. The Company obtained a series of temporary waivers of this non-compliance. Effective as of December 7, 1999, the Company agreed to certain amendments to the senior debt facilities, principally related to cash management, additional collateral, adjustments to restrictive covenants, and borrowings under, and uses of proceeds from, the revolving credit facility. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance with financial covenants and the senior debt facilities were further amended to shorten their terms to maturity and accelerate the related amortization schedule for repayment of principal, to eliminate reinstatement of the contingency reserve requirement referred to above, to increase the applicable interest rate margins (subject to reduction if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") exceeds a specified level for the 2000 fiscal year), to add a covenant requiring that EBITDA must exceed specified levels for future fiscal periods and eliminate all other financial covenants, to modify certain restrictive covenants, to limit borrowings under the revolving credit facility based on a formula tied to 45% of eligible inventory plus 80% of eligible accounts receivable, and to provide for a series of reductions in the commitment under the revolving credit facility.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The revolving credit facility includes $55.0 million of availability for letters of credit. Under the revolving credit facility, at September 30, 2000, $302.5 million of loans were outstanding, $32.9 million of letters of credit were outstanding, and $14.6 million was available for borrowings.

     As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon the LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities through the third quarter of 2000 was 10.21%. The senior debt facilities expire on January 31, 2002.

     The senior debt facilities are guaranteed by each of the domestic subsidiaries of the Company, and are secured by first priority liens on all of the capital stock of each domestic subsidiary of the Company and by 65% of the capital stock of the Company's foreign subsidiaries. The Company has also granted a first priority security interest in all of its presently unencumbered and future domestic assets and properties, and all presently unencumbered and future domestic assets and properties of each of its subsidiaries. The term loan facility is subject to mandatory prepayment from all net cash proceeds of asset sales and debt issuances of the Company (except as specifically provided), 50% of the net cash proceeds of equity issuances by the Company or any of its subsidiaries, and 75% of Excess Cash Flow (as defined). All mandatory prepayments are to be applied pro rata between the Tranche A Term Loan and the Tranche B Term Loan to reduce the remaining installments of principal.

     On September 30, 2000, and prior to the Petition Date, the Company was not in compliance with its EBITDA financial covenant under the senior debt facilities. The Company obtained from its senior lenders a temporary waiver of such non-compliance through November 7, 2000, during which time the Company engaged in active discussions with its senior lenders to obtain an extended or permanent waiver of such non-compliance. The Company was unable to reach such an agreement with its senior lenders and the waiver expired on November 7, 2000. On November 8, 2000, the agent for the senior lenders delivered a notice of default to the Company that declared an event of default under the senior debt facilities based upon such non-compliance with its EBITDA financial covenant. The senior lenders did, however, forbear from exercising rights and remedies under the senior debt facilities and agreed to continue to make available to the Company the unused credit capacity under the revolving credit facility until December 7, 2000. In addition, on November 8, 2000, the senior lenders issued a Payment Blockage Notice to the Company and the indenture trustee for the Company's 10% Senior Subordinated Notes due 2006 (the "10% Notes") prohibiting payment by the Company of the semi-annual interest payment in the aggregate amount of approximately $6.25 million due to the holders of the 10% Notes on November 15, 2000. After a 30-day grace period, the 10% Notes would be in default for nonpayment of interest. In addition, the Company was obligated to make a semi-annual interest payment on its 9% Senior Subordinated Notes due 2007 (the "9% Notes") on December 15, 2000 aggregating $8.3 million, which payment the senior lenders likewise indicated they would also block. As a result of the circumstances confronting the Company and its inability to refinance the senior debt facilities or obtain additional capital, the Debtors filed the Chapter 11 Cases on November 14, 2000.

     As a result of the EBITDA financial covenant default, the Company has classified all of the senior secured debt directly affected by the default (including debt under the overline facility described below) as current. As of September 30, 2000, the long-term debt payable within one year was $725.1 million, of which $637.5 million is the result of the default.

     Overline Facility.  In May 1999, the Company entered into a $20.0 million
     -----------------
     senior unsecured revolving credit facility (overline facility) in order to obtain additional working capital availability. On July 27, 1999, the overline facility was amended to increase the amount of funds available to $35.0 million. At the end of the third and fourth quarters of its 1999 fiscal year, the Company was not in compliance with certain financial covenants under the overline facility, the covenants of which are incorporated by reference to the senior debt facilities described above. The Company obtained a series of temporary waivers of this non-compliance and extensions of the maturity date. Effective as of December 7, 1999, the Company agreed to

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     certain amendments to the overline facility, resulting in the overline facility being secured by the assets securing the senior debt facilities described above. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance and the overline facility was amended to lengthen its term to maturity, to impose an amortization schedule for the repayment of principal, and to increase the applicable interest rate margins (subject to reduction if EBITDA exceeds a specified level for the 2000 fiscal year).

     The overline facility is guaranteed on a senior basis by the Company's domestic subsidiaries. The Company is currently required to pay interest on any amounts borrowed under the overline facility at a rate which is based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The overline facility matures upon termination by the Company at any time or otherwise at the earliest of: (i) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or (ii) January 31, 2002.

     For the reasons discussed above with respect to the default under the senior debt facilities, the Company is also in default under the overline facility.

     Senior Subordinated Debt.  In connection with the Fieldcrest Cannon merger,
     ------------------------
     the Company issued $185.0 million of the 9% Notes, with interest payable semiannually commencing June 15, 1998. The Company may, at its option, redeem the 9% Notes, in whole or in part, on or after December 15, 2002 at a redemption price of 104.5%, which declines 1.5% annually through December 15, 2005 to 100%. The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below.

     On November 12, 1996, the Company issued $125.0 million of the 10% Notes, with interest payable semiannually commencing May 15, 1997. The Company may, at its option, redeem the 10% Notes, in whole or in part, on or after November 15, 2001 at a redemption price of 105.0%, which declines 1.667% annually through November 15, 2004 to 100%. The 10% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 9% Notes.

     The 9% Notes and the 10% Notes are unconditionally guaranteed on a senior subordinated basis by each of the existing and future domestic subsidiaries of the Company and each other subsidiary of the Company that guarantees the Company's obligations under the senior debt facilities described above.
     The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the relevant guarantor. Upon a change in control, the Company will be required to make an offer to repurchase all outstanding 9% Notes and 10% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of repurchase.

     As a result of the filing of the Chapter 11 Cases, the Company is in default under the indentures governing both the 9% Notes and the 10% Notes.

     Fieldcrest Cannon Convertible Debentures.  As a result of the Company's
     ----------------------------------------
     acquisition of Fieldcrest Cannon, the outstanding 6% Debentures are convertible, at the option of the holders, into a combination of cash and the Company's common stock ("Common Stock"). During the fourth quarter of 1999, the Company notified the holders of the 6% Debentures that it was not practicable or prudent for payments to be made in respect of the conversion of the 6% Debentures and advised holders that had given notice of conversion and surrendered their 6% Debentures that they could rescind their notice of conversion, return to the Company any Common Stock that had been issued to them and have their 6% Debentures reinstated. Although many holders did rescind and return their Common Stock, other holders could not rescind because they had already sold their Common Stock. As of September 30, 2000, the cash component remaining to be paid in respect of the 6% Debentures that had been surrendered without subsequent rescission was approximately $5.2 million. In addition, as of September 30, 2000, approximately $90.4 million aggregate principal amount of the 6% Debentures remained outstanding, including 6% Debentures

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     that had been surrendered without subsequent rescission. If all such outstanding 6% Debentures were converted at such date, including those surrendered without subsequent rescission, the resulting cash component to be paid to the holders of the 6% Debentures would have been approximately $57.2 million.

     Prior to the Petition Date, the Company was prohibited under the terms of the indentures governing the 9% Notes and the 10% Notes from making payments in respect of the 6% Debentures except for interest payments and payments at maturity or pursuant to sinking fund obligations. In an effort to address both (i) the unpaid cash portion of the conversion consideration owing to those holders of 6% Debentures who have surrendered their debentures for conversion but have not been paid the cash portion of the conversion consideration (the "Cash Claimants") and (ii) the cash payment prohibition in respect of any future conversions, the Company initiated discussions with certain holders of the 6% Debentures regarding a potential restructuring of the 6% Debentures. Notwithstanding months of efforts, the parties to those discussions were unable to agree upon a mutually satisfactory comprehensive restructuring of the 6% Debentures and amounts owing to the Cash Claimants. In September 2000, the Company notified the holders of the 6% Debentures of its plan for making payments to the Cash Claimants. Pursuant to the plan, the Company agreed to pay out as a "scheduled payment" cash in the amount of approximately $3.8 million annually to the Cash Claimants, which is the amount of cash sufficient to complete the conversion of $6.25 million principal amount of the 6% Debentures annually and utilize such converted 6% Debentures as a credit to satisfy its annual sinking fund obligation under the indenture governing the 6% Debentures. As part of the plan and in accordance with the terms of the indenture governing the 6% Debentures, the Company agreed to pay out cash to the Cash Claimants in order to complete and finalize Debenture conversions and utilize such converted Debentures as credits to satisfy its annual sinking fund obligations as follows: (i) approximately $3.8 million on September 28, 2000, (ii) approximately $3.8 million on March 16, 2001, and (iii) the balance owing to Cash Claimants on March 18, 2002. These cash payments would be made by the Company to the Cash Claimants in the order the 6% Debentures were presented for conversion, i.e., on a first to convert, first to be paid basis. Furthermore, the unpaid cash portion for each Cash Claimant is evidenced by a non-interest bearing subordinated promissory note executed by Fieldcrest Cannon (the "Cash Claimant Notes"). Pursuant to the plan, the Company made the first scheduled payment on September 28, 2000. As of September 30, 2000, the aggregate principal amount of the outstanding Cash Claimant Notes was $5.2 million.

     As a result of the filing of the Chapter 11 Cases, Fieldcrest Cannon is in default under the indenture governing the 6% Debentures and the Cash Claimant Notes.

     Industrial Revenue Bonds.  The Company has obligations in respect of six
     ------------------------
     industrial revenue bond facilities. The IRB Facilities are secured by liens on specified plants and equipment. As of September 30, 2000, $15.5 million of bonds in the aggregate were outstanding under the IRB Facilities.

     As a result of the default on the senior debt facilities and the filing of the Chapter 11 Cases, the Company is in default of its obligations under each of the IRB Facilities

     Swap Agreements.  The Company enters into interest rate swap agreements to
     ---------------
     modify the interest characteristics of portions of its outstanding debt. These agreements entitle the Company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the Company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value as a result of changes in market interest rates are not currently recognized in the consolidated financial statements. As of January 1, 2000, the Company had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby the Company exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 5.96%, respectively. As of September 30, 2000, the Company had approximately $230.0 million of notional amounts covered under interest rate swap agreements whereby the Company exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.68% and 6.61%, respectively. The fair values of the

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     swaps at January 1, 2000 and September 30, 2000 were $4.0 million and $1.2 million, respectively, in favor of the Company. These swaps expired on October 27, 2000.

     Adequacy of Capital Resources.  As discussed above, the Debtors are
     -----------------------------
     operating their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. The Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the ongoing restructuring of its business operations throughout the remainder of fiscal year 2000 and during fiscal year 2001. Based on current and anticipated levels of operations, and efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the time that the Chapter 11 Cases are pending. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot ultimately be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

(7)  Redeemable Convertible Preferred Stock

     On December 19, 1997, the Company issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65.0 million less $2.1 million of issue costs. Accretion is being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrued from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate increased to 10% as a result of the Company's earnings per share for 1999 falling below predetermined targets. During the third and fourth quarters of the 1999 fiscal year, the Company accrued and paid in kind a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock. Under the terms of the Series A Preferred Stock, dividends can be paid in cash or additional shares of preferred stock until December 2002, at which time they must be paid in cash. The Company's ability to pay cash dividends on the Series A Preferred Stock is restricted under the terms of its senior credit facilities and senior subordinated debt. Under the DIP Financing Facility, the Company would be prohibited from paying any dividends on the Series A Preferred Stock. A total of 81,411 shares of Series A Preferred Stock were outstanding as of September 30, 2000.

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

     The commencement of the Chapter 11 Cases constitutes an "Event of Noncompliance" under the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provide that upon the occurrence of an Event of Noncompliance, the dividend rate on such stock will increase immediately to the lesser of 18% per annum and the maximum rate permitted by law.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  Long-Lived Assets

     During the third quarter of 1999, the Company recorded a $2.0 million charge to adjust the carrying value of the Opelika facility, which was closed in the first quarter of 1999, to estimated fair market value.

     The Company's ability to fully recover the carrying amount of goodwill and other long-lived assets through undiscounted cash flows assumes that results of operations and cash flows in future periods will improve from their current levels. In the event that the market or general economic conditions affecting the Company worsen or if management is unable to achieve its business objectives, impairment of goodwill and other long-lived assets may be necessary; these impairment charges could be material in the near term. Additionally, management is currently evaluating various alternatives for restructuring the Company's business. These alternatives may include, among other things, disposal of certain assets. In the event of a disposal of assets, a loss could result if the cash flows generated from disposal are not sufficient to recover the carrying amount of such assets. As of September 30, 2000, the Company had no assets that were held for sale.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Supplemental Condensed Consolidating Financial Information

     The following table presents condensed consolidating financial information for the Company, segregating Pillowtex Corporation ("Parent") and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly owned domestic subsidiaries of Parent and the guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not provide relevant material additional information.

                                                                               January 1, 2000
                                               --------------------------------------------------------------------------------
                                                                                    Non-
                                                                Guarantor        Guarantor
         Financial Position                       Parent       Subsidiaries     Subsidiaries     Eliminations      Consolidated
         ------------------                       ------       ------------     ------------     ------------      ------------
Assets:                                                                        (in thousands)
-------
Trade receivables                               $         -    $     260,870    $     7,629      $           -     $     268,499
Receivables from affiliates                         747,324                -              -           (747,324)                -
Inventories                                               -          406,801         16,251                  -           423,052
Other current assets                                      -           29,769            105                  -            29,874
                                                -----------    -------------    -----------      -------------     -------------
     Total current assets                           747,324          697,440         23,985           (747,324)          721,425

Property, plant and equipment, net                      467          642,833          1,521                  -           644,821
Intangible assets, net                               16,831          269,710          2,315                  -           288,856
Other assets                                        493,579           18,930              -           (484,222)           28,287
                                                -----------    -------------    -----------      -------------     -------------
     Total assets                               $ 1,258,201    $   1,628,913    $    27,821      $  (1,231,546)    $   1,683,389
                                                ===========    =============    ===========      =============     =============

Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued liabilities        $     6,482    $     182,218    $     4,386      $           -     $     193,086
Payables to affiliates                                    -          736,720         10,604           (747,324)                -
Other current liabilities                                 -           37,951             77                  -            38,028
Current portion of long-term debt                    85,579                -              -                  -            85,579
                                                -----------    -------------    -----------      -------------     -------------
     Total current liabilities                       92,061          956,889         15,067           (747,324)          316,693

Noncurrent liabilities                                    -          119,976            110                  -           120,086
Long-term debt                                      884,853           80,470              -                  -           965,323
                                                -----------    -------------    -----------      -------------     -------------
     Total liabilities                              976,914        1,157,335         15,177           (747,324)        1,402,102

Redeemable convertible preferred stock               73,898                -              -                  -            73,898
Shareholders' equity                                207,389          471,578         12,644           (484,222)          207,389
                                                -----------    -------------    -----------      -------------     -------------
     Total liabilities and
     shareholders' equity                       $ 1,258,201    $   1,628,913    $    27,821      $  (1,231,546)    $   1,683,389
                                                ===========    =============    ===========      =============     =============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                             September 30, 2000
                                               ---------------------------------------------------------------------------------
                                                                                    Non-
                                                                Guarantor        Guarantor
         Financial Position                       Parent       Subsidiaries     Subsidiaries     Eliminations      Consolidated
         ------------------                       ------       ------------     ------------     ------------      ------------
Assets:                                                                        (in thousands)
-------
Trade receivables                              $         -    $    228,715      $      6,753     $           -     $    235,468
Receivables from affiliates                        742,845               -                 -          (742,845)               -
Inventories                                                        417,125            10,874                 -          427,999
Other current assets                                                25,495             1,207                 -           26,702
                                               -----------    ------------      ------------     -------------     ------------
     Total current assets                          742,845         671,335            18,834          (742,845)         690,169

Property, plant and equipment, net                     430         626,212             1,009                 -          627,651
Intangible assets, net                              12,725         264,751             2,176                 -          279,652
Other assets                                       475,837          11,037                 -          (456,936)          29,938
                                               -----------    ------------      ------------     -------------     ------------
     Total assets                              $ 1,231,837    $  1,573,335      $     22,019     $  (1,199,781)    $  1,627,410
                                               ===========    ============      ============     =============     ============

Liabilities and Shareholders' Equity:
-------------------------------------
Accounts payable and accrued liabilities       $    10,105    $    151,722      $      3,750     $           -     $    165,577
Payables to affiliates                                   -         736,760             6,085          (742,845)               -
Other current liabilities                                -          37,087               263                 -           37,350
Current portion of long-term debt                   28,384          59,150                 -                 -           87,534
Current portion of long-term debt (default
 subsequent to September 30, 2000)                 637,539               -                 -                 -          637,539
                                               -----------    ------------      ------------     -------------     ------------
     Total current liabilities                     676,028         984,719            10,098          (742,845)         928,000

Noncurrent liabilities                                 196         103,985               106                 -          104,287
Long-term debt in (default subsequent to
 September 30, 2000)                               306,367          39,510                 -                 -          345,877
                                               -----------    ------------      ------------     -------------     ------------
     Total liabilities                             982,591       1,128,214            10,204          (742,845)       1,378,164

Redeemable convertible preferred stock              79,875               -                 -                 -           79,875

Shareholders' equity                               169,371         445,121            11,815          (456,936)         169,371
                                               -----------    ------------      ------------     -------------     ------------
     Total liabilities and
     shareholders' equity                      $ 1,231,837    $  1,573,335      $     22,019     $  (1,199,781)    $  1,627,410
                                               ===========    ============      ============     =============     ============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                                     Three Months Ended October 2, 1999
                                              ----------------------------------------------------------------------------------
                                                                                   Non-
                                                               Guarantor         Guarantor
       Results of Operations                     Parent      Subsidiaries      Subsidiaries      Eliminations      Consolidated
       ---------------------                     ------      ------------      ------------      ------------      ------------
                                                                        (in thousands)
Net sales                                      $       -     $    410,720       $    7,262       $     (2,176)     $    415,806
Cost of goods sold                                     -          370,269            7,234             (2,176)          375,327
Provision for inventory write-down                     -            4,900                -                  -             4,900
                                               ---------     ------------       ----------        -----------      ------------
 Gross profit                                          -           35,551               28                  -            35,579

Selling, general and administrative               (1,817)          31,029              236                  -            29,448
Provision for asset impairment                         -            2,000                -                  -             2,000
                                               ---------     ------------       ----------        -----------      ------------
 Earnings (loss) from operations                   1,817            2,522             (208)                 -             4,131

Equity in loss of subsidiaries                   (12,054)               -                -             12,054                 -
Interest expense (income)                            316           20,950               (3)                 -            21,263
                                               ---------     ------------       ----------        -----------      ------------
 Loss before income taxes
                                                 (10,553)         (18,428)            (205)            12,054           (17,132)

Income taxes                                         526           (6,537)             (42)                 -            (6,053)
                                               ---------     ------------       ----------        -----------      ------------
 Net loss                                        (11,079)         (11,891)            (163)            12,054           (11,079)

Preferred dividends                                9,526                -                -                  -             9,526
                                               ---------     ------------       ----------        -----------      ------------
 Loss applicable to common shareholders        $ (20,605)    $    (11,891)      $     (163)       $    12,054      $    (20,605)
                                               =========     ============       ==========        ===========      ============

                                                                     Three Months Ended September 30, 2000
                                              ---------------------------------------------------------------------------------
                                                                                    Non-
                                                                Guarantor         Guarantor
       Results of Operations                      Parent      Subsidiaries      Subsidiaries      Eliminations     Consolidated
       ---------------------                      ------      ------------      ------------      ------------     ------------
                                                                                (in thousands)
Net sales                                        $       -     $    354,934     $      7,348      $    (4,846)     $   357,436
Cost of goods sold                                       -          324,903            7,907           (4,846)         327,964
                                                 ---------     ------------     ------------      -----------      -----------
 Gross profit (loss)                                     -           30,031             (559)               -           29,472

Selling, general and administrative                 (2,315)          27,170              155                -           25,010
                                                 ---------     ------------     ------------      -----------      -----------
 Earnings (loss) from operations                     2,315            2,861             (714)                            4,462

Equity in loss of subsidiaries                     (10,909)               -                            10,909                -
Interest expense                                     8,129           19,143              385                -           27,657
                                                 ---------     ------------     ------------      -----------      -----------
 Loss before income taxes                          (16,723)         (16,282)          (1,099)          10,909          (23,195)

Income taxes                                          (455)          (6,472)               -                -           (6,927)
                                                 ---------     ------------     ------------      -----------      -----------
 Net loss                                          (16,268)          (9,810)          (1,099)          10,909          (16,268)

Preferred dividends                                  2,040                -                -                -            2,040
                                                 ---------     ------------     ------------      -----------      -----------
 Loss applicable to common shareholders          $ (18,308)    $     (9,810)    $     (1,099)     $    10,909      $   (18,308)
                                                 =========     ============     ============      ===========      ===========

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                              Nine Months Ended October 2, 1999
                                      ---------------------------------------------------------------------------------
                                                                           Non-
                                                       Guarantor         Guarantor
       Results of Operations             Parent      Subsidiaries      Subsidiaries      Eliminations      Consolidated
       ---------------------             ------      ------------      ------------      ------------      ------------
                                                                       (in thousands)
Net sales                             $       -    $    1,130,107    $       20,973    $       (4,299)   $    1,146,781
Cost of goods sold                            -           981,891            19,990            (4,299)          997,582
Provision for inventory write-down            -             4,900                 -                 -             4,900
                                      ---------    --------------    --------------    --------------    --------------
 Gross profit                                 -           143,316               983                 -           144,299

Selling, general and administrative      (3,905)           82,901               636                 -            79,632
Provision for asset impairment                -             2,000                 -                 -             2,000
                                       --------    --------------    --------------    --------------    --------------
 Earnings from operations                 3,905            58,415               347                 -            62,667

Equity in earnings (loss) of
 subsidiaries                            (1,852)                -                 -             1,852                 -
Interest expense (income)                  (403)           60,887               (20)                -            60,464
                                       --------    --------------    --------------    --------------    --------------
 Earnings (loss) before income taxes      2,456            (2,472)              367             1,852             2,203

Income taxes                              1,508              (262)                9                 -             1,255
                                       --------    --------------    --------------    --------------    --------------
 Net earnings (loss)                        948            (2,210)              358             1,852               948

Preferred dividends                      10,602                 -                 -                 -            10,602
                                       --------    --------------    --------------    --------------    --------------
 Earnings (loss) applicable to
  common shareholders                  $ (9,654)   $       (2,210)   $          358    $        1,852    $       (9,654)
                                       ========    ==============    ==============    ==============    ==============

                                                              Nine Months Ended September 30, 2000
                                      ---------------------------------------------------------------------------------
                                                                            Non-
                                                       Guarantor         Guarantor
       Results of Operations             Parent      Subsidiaries      Subsidiaries      Eliminations      Consolidated
       ---------------------             ------      ------------      ------------      ------------      ------------
                                                                        (in thousands)
Net sales                              $      -    $    1,043,614    $       21,120    $      (20,198)   $    1,044,536
Cost of goods sold                            -           935,974            20,681           (20,198)          936,457
                                       --------    --------------    --------------    --------------    --------------
 Gross profit                                 -           107,640               439                 -           108,079

Selling, general and administrative      (5,295)           79,378               479                 -            74,562
                                       --------    --------------    --------------    --------------    --------------
 Earnings (loss) from operations          5,295            28,262               (40)                -            33,517

Equity in (loss) of subsidiaries        (27,286)                -                 -            27,286                 -
Interest expense                         11,536            69,144               789                 -            81,469
                                       --------    --------------    --------------    --------------    --------------
 Loss before income taxes               (33,527)          (40,882)             (829)           27,286           (47,952)

Income taxes                             (1,414)          (14,425)                -                 -           (15,839)
                                       --------    --------------    --------------    --------------    --------------
 Net loss                               (32,113)          (26,457)             (829)           27,286           (32,113)

Preferred dividends                       5,977                 -                 -                 -             5,977
                                       --------    --------------    --------------    --------------    --------------
 Loss applicable to common
  shareholders                         $(38,090)   $      (26,457)   $         (829)   $       27,286    $      (38,090)
                                       ========    ==============    ==============    ==============    ==============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
            (Debtor-in-Possession Subsequent to September 30, 2000)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Supplemental Condensed Consolidating Financial Information (Continued)

                                                              Nine Months Ended October 2, 1999
                                      -------------------------------------------------------------------------------
                                                                          Non-
                                                      Guarantor         Guarantor
             Cash Flows                 Parent      Subsidiaries      Subsidiaries      Eliminations     Consolidated
             ----------                 ------      ------------      ------------      ------------     ------------
                                                                     (in thousands)
Cash provided by (used in)
 operating activities                 $   10,090    $    (26,038)     $     (3,881)     $          -     $    (19,829)

Cash provided by (used in)
 investing activities                         71         (73,149)              (72)                -          (73,150)

Cash provided by (used in)
 financing activities                    (10,161)        101,435             3,813                 -           95,087
                                      ----------    ------------      ------------      -------------    ------------

Net change in cash and cash
 equivalents                                   -           2,248              (140)                -            2,108

Cash and cash equivalents at
 beginning of year                             -           5,554                 7                 -            5,561
                                      ----------    ------------      ------------      ------------     ------------

Cash and cash equivalents at
 end of period                        $        -    $      7,802      $       (133)     $          -     $      7,669
                                      ==========    ============      ============      ============     ============


                                                              Nine Months Ended October 2, 1999
                                      -------------------------------------------------------------------------------
                                                                          Non-
                                                      Guarantor         Guarantor
             Cash Flows                 Parent      Subsidiaries      Subsidiaries      Eliminations     Consolidated
             ----------                 ------      ------------      ------------      ------------     ------------
                                                                     (in thousands)
Cash provided by (used in)
 operating activities                 $  (13,014)   $     15,450      $      5,575      $          -     $      8,011

Cash provided by (used in)
 investing activities                        432         (26,043)             (227)                -          (25,838)

Cash provided by (used in)
 financing activities                     12,582           9,384            (5,348)                -           16,618
                                      ----------    ------------      ------------      ------------     ------------

Net change in cash and cash                                                      -
 equivalents                                   -          (1,209)                                  -           (1,209)

Cash and cash equivalents at
 beginning of year                             -           4,854                 -                 -            4,854
                                      ----------    ------------      ------------      ------------     ------------

Cash and cash equivalents at
 end of period                        $        -    $      3,645                 -      $          -     $      3,645
                                      ==========    ============      ============      ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pillowtex Corporation and its subsidiaries are collectively referred to in this report as the "Company". The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2000.

Subsequent Events
-----------------

Subsequent to the end of the Company's third fiscal quarter, on (the "Petition Date"), Pillowtex Corporation and substantially all of its domestic subsidiaries (collectively, the "Debtors"), including Fieldcrest Cannon, Inc. ("Fieldcrest Cannon"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") November 14, 2000. The chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes.

In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. The most significant of these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages and benefits and reimbursement of prepetition employee business expenses,
(iii) authorize payment of prepetition sales, payroll and use taxes owed by the Debtors, (iv) authorize payment of criteria prepetition obligations to customers, and (v) authorize payment of certain prepetition obligations to critical vendors to aid the Debtors in maintaining operation of their business.

On November 14, 2000, the Bankruptcy Court also entered an order (the "Interim DIP Financing Order") authorizing the Debtors to enter into a $150.0 million debtor-in-possession financing facility (the "DIP Financing Facility") with Bank of America, N.A. as agent for a syndicate of financial institutions comprised of certain of the Company's prepetition senior secured lenders and to grant superpriority claims and mortgages, security interests, and liens (including primary liens), and on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Pursuant to the Interim DIP Financing Order, the Debtors are authorized to utilize up to $60.0 million, consisting of up to $35.0 million in postpetition loans and $25 million in postpetition letters of credit, under the DIP Financing Facility, on an interim basis pending a final hearing to approve the DIP Financing Facility. Such hearing is scheduled for December 6, 2000. As of the date of this report, the documentation evidencing the DIP Financing Facility has not been executed, but the parties have agreed to the principal terms of the arrangement and the form documentation was attached to the Interim DIP Financing Order. The Company anticipates that the documentation for the DIP Financing Facility will be finalized and executed prior to the Bankruptcy Court hearing scheduled for December 6, 2000. Following the entry of the final order approving the DIP Financing Facility by the Bankruptcy Court (the "Final DIP Financing Order"), the remaining $90.0 million, over and above the $60.0 million approved by the Interim DIP Financing Order of the Bankruptcy Court, would be available to the Debtors. The DIP Financing facility is discussed further below.

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization currently expires on March 14, 2001; however, the Debtors can request the Bankruptcy Court to extend the exclusive period. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders or an indenture trustee, may file their own plan of reorganization for the Debtors.

After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code; under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company's outstanding capital stock is highly speculative.

Since the Petition Date, the Debtors have continued to conduct business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations before beginning the development of a plan of reorganization.

During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

Results of Operations
---------------------

Net Sales.  Net sales were $357.4 million for the three months ended September
---------
30, 2000, representing a decrease of $58.4 million, or 14.0%, as compared to $415.8 million for the three months ended October 2, 1999. Sales through the first nine months of this fiscal year were $1,044.5 million, down $102.3 million or 8.9% from the comparable period last year. The drop in sales comes mainly from towels and sheets, where increased competition from imports and higher inventory levels held by certain customers softened demand for these products in the Company's institutional and regional discount markets.

Gross Profit.  Gross profit margins for the three and nine months ended October
------------
2, 1999 were 8.6% and 12.6%, respectively. For the three and nine months ended September 30, 2000, gross profit margins decreased to 8.2% and 10.3%, respectively, which included a $4.9 million water-down. The decline in gross profit margin for both the three and nine months ended September 30, 2000 were primarily due to lower volumes, higher unabsorbed overhead expenses and higher cost of raw materials. Gross profit for each 1999 period was negatively affected by a $4.9 million inventory write-down. The Company's gross profit margins continue to experience downward pressure due to the factors described above.

Selling, General and Administrative ("SG&A").  SG&A expenses (including asset
--------------------------------------------
impairments) decreased $6.4 million to $25.0 million for the three months ended September 30, 2000, compared to $31.4 million for the three months ended October 2, 1999. SG&A decreased $7.1 million for the first nine months of fiscal year 2000 compared to the same period of 1999. Excluding the write-offs associated with the Company's Opelika facility last year and a note receivable this year, and higher professional fees associated with activities related to the Company's financial difficulties, SG&A expenses were lower primarily because of staff reductions since the beginning of this year.

Interest Expense.  Interest expense increased $6.4 million to $27.7 million for
----------------
the three months ended September 30, 2000, compared to $21.3 million for the three months ended October 2, 1999. Interest expense for the nine months ended September 30, 2000 was $81.5 million, $21.0 million higher than the comparable period in 1999. Contributing to this increase were bank fees related to the restructuring of the Company's senior debt facilities, higher levels of debt and a higher weighted average interest rate of 9.9% for the nine months ended September 30, 2000, compared to 8.0% for the nine months ended October 2, 1999. The weighted average interest rate for the three months ended September 30, 2000 was 10.1%, compared to 8.1% for the three months ended October 2, 1999.

Long-Lived Assets.  During the third quarter of 1999, the Company recorded a
-----------------
$2.0 million charge to adjust the carrying value of the Opelika facility, which was closed in the first quarter of 1999, to estimated fair market value.

The Company's ability to fully recover the carrying amount of goodwill and other long-lived assets through undiscounted cash flows assumes that results of operations and cash flows in future periods will improve from their current levels. In the event that the market or general economic conditions affecting the Company worsen or if management is unable to achieve its business objectives, impairment of goodwill and other long-lived assets may be necessary; these impairment charges could be material in the near term. Additionally, management is currently evaluating various many alternatives for restructuring the Company's business. These alternatives include, among other things, disposal of certain assets. In the event of a disposal of assets, a loss could result if the cash flows generated from disposal are not sufficient to recover the carrying amount of such assets. As of September 30, 2000, the Company had no assets that were held for sale.

Liquidity and Capital Resources
-------------------------------

DIP Financing Facility.  As indicated above, on November 14, 2000, the
----------------------
Bankruptcy Court entered the Interim DIP Financing Order authorizing the Debtors to enter into the $150.0 million DIP Financing Facility and to grant mortgages, security interests, and liens (including priming liens), and on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Pursuant to the Interim DIP Financing Order, the Debtors are authorized to utilize up to $60.0 million, consisting of up to $35.0 million in postpetition loans and $25.0 million in postpetition letters of credit, under the DIP Financing Facility, on an interim basis pending a final hearing to approve the DIP Financing Facility. Such hearing is scheduled for December 6, 2000. As of the date of this report, the documentation evidencing the DIP Financing Facility has not been executed, but the parties have agreed to the principal terms of the arrangement and the form documentation was attached to the Interim DIP Financing Order. The Company anticipates that the documentation for the DIP Financing Facility will be finalized and executed prior to the Bankruptcy Court hearing scheduled for December 6, 2000. Following the entry of the Final DIP Financing Order, the remaining $90.0 million, over and above the $60.0 million approved by the Interim Order of the Bankruptcy Court, would be available to the Debtors.

Under the terms of the DIP Financing Facility, a $150.0 million revolving credit facility, including up to $60.0 million for post petition letters of credit, would be available to the Company until the earliest of (a) November 14, 2001,
(b) the date on which the plan of reorganization becomes effective, (c) any material non-compliance with any of the terms of the Interim DIP Financing Order or the Final DIP Financing Order, (d) any event of default that shall have occurred under the DIP Financing Facility, or (e) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. Upon the satisfaction of certain conditions, the November 14, 2001 maturity date could be extended for an additional period of six months upon payment of an extension fee equal to 0.50% of the portion of the DIP Financing Facility being extended. Amounts borrowed under the DIP Financing Facility would bear interest at the option of the Company at the rate of London Interbank Offered Rate ("LIBOR") plus 3.50% or Bank of America's Base Rate (which is the higher of Federal Funds Rate or Prime Rate plus, in either case, 0.05%) plus 1.00%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.50%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility would be secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities and a junior lien on certain plant and equipment that secure six industrial revenue bond facilities (the "IRB Facilities") aggregating approximately $15.5 million and certain obligations to the Pension Benefit Guaranty Corporation. The documentation evidencing the DIP Financing Facility would contain financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures and investments, and prohibit dividend payments. The net proceeds of certain asset sales outside the ordinary course of business would reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business would be applied as a permanent reduction of the DIP Financing Facility.

There can be no assurance that the documentation evidencing the DIP Financing Facility will be finalized and executed on the terms described above or that, if finalized and executed on such terms, the DIP Financing Facility will be approved by final order of the Bankruptcy Court.

Senior Debt Facilities.  In December 1997, in connection with the Fieldcrest
----------------------
Cannon acquisition, the Company entered into senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America, N.A. acts as the administrative and collateral agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, the Company amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of The Leshner Corporation, allowing the Company to fund the transaction and reduce borrowings under the revolving credit facility. Effective March 12, 1999, the revolving credit facility was amended to permit the Company to use for working capital one-half of a $61.0 million portion of the facility held as contingency reserve for cash payments required upon conversion of the Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012 (the "6% Debentures"), thereby increasing availability under that facility. Effective October 1, 1999, the revolving credit facility was further amended to permit the Company to use the other half of the contingency reserve for working capital, thereby increasing availability under that facility. At the end of the third and fourth quarters of its 1999 fiscal year, the Company was not in compliance with certain financial covenants under its senior debt facilities. The Company obtained a series of temporary waivers of this non-compliance. Effective as of December 7, 1999, the Company agreed to certain amendments to the senior debt facilities, principally related to cash management, additional collateral, adjustments to restrictive covenants, and borrowings under, and uses of proceeds from, the revolving credit facility. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance with financial covenants and the senior debt facilities were further amended to shorten their terms to maturity and accelerate the related amortization schedule for repayment of principal, to eliminate reinstatement of the contingency reserve requirement referred to above, to increase the applicable interest rate margins (subject to reduction if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") exceeds a specified level for the 2000 fiscal year), to add a covenant requiring that EBITDA must exceed specified levels for future fiscal periods and eliminate all other financial covenants, to modify certain restrictive covenants, to limit borrowings under the revolving credit facility based on a formula tied to 45% of eligible inventory plus 80% of eligible accounts receivable, and to provide for a series of reductions in the commitment under the revolving credit facility.

The revolving credit facility includes $55.0 million of availability for letters of credit. Under the revolving credit facility, at September 30, 2000, $302.5 million of loans were outstanding, $32.9 million of letters of credit were outstanding, and $14.6 million was available for borrowings.

As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities through the third quarter of 2000 was 10.21%. The senior debt facilities expire on January 31, 2002.

The senior debt facilities are guaranteed by each of the domestic subsidiaries of the Company, and are secured by first priority liens on all of the capital stock of each domestic subsidiary of the Company and by 65% of the capital stock of the Company's foreign subsidiaries. The Company has also granted a first priority security interest in all of its presently unencumbered and future domestic assets and properties, and all presently unencumbered and future domestic assets and properties of each of its subsidiaries. The term loan facility is subject to mandatory prepayment from all net cash proceeds of asset sales and debt issuances of the Company (except as specifically provided), 50% of the net cash proceeds of equity issuances by the Company or any of its subsidiaries, and 75% of Excess Cash Flow (as defined). All mandatory prepayments are to be applied pro rata between the Tranche A Term Loan and the Tranche B Term Loan to reduce the remaining installments of principal.

On September 30, 2000, and prior to the Petition Date, the Company was not in compliance with its EBITDA financial covenant under the senior debt facilities. The Company obtained from its senior lenders a temporary waiver of such non-compliance through November 7, 2000, during which time the Company engaged in active discussions with its senior lenders to obtain an extended or permanent waiver of such non-compliance. The Company was unable to reach such an agreement with its senior lenders and the waiver expired on November 7, 2000. On November 8, 2000, the agent for the senior lenders delivered a notice of default to the Company that declared an event of default under the senior debt facilities based upon such non-compliance with its EBITDA financial covenant. The senior lenders did, however, forbear from exercising rights and remedies under the senior debt facilities and agreed to continue to make available to the Company the unused credit capacity under the revolving credit facility until December 7, 2000. In addition, on November 8, 2000, the senior lenders issued a Payment Blockage Notice to the Company and the indenture trustee for the Company's 10% Senior Subordinated Notes due 2006 (the "10% Notes") prohibiting payment by the Company of the semi-annual interest payment in the aggregate amount of approximately $6.25 million due to the holders of the 10% Notes on November 15, 2000. After a 30-day grace period, the 10% Notes would be in default for nonpayment of interest. In addition, the Company was obligated to make a semi-annual interest payment on its 9% Senior Subordinated Notes due 2007 (the "9% Notes") on December 15, 2000 aggregating $8.3 million, which payment the senior lenders likewise indicated they would also block. As a result of the circumstances confronting the Company and its inability to refinance the senior debt facilities or obtain additional capital, the Debtors filed the Chapter 11 Cases on November 14, 2000.

As a result of the EBITDA financial covenant default, the Company has classified all of the senior secured debt directly affected by the default (including debt under the overline facility described below) as current. As of September 30, 2000, the long-term debt payable within one year was $725.1 million, of which $637.5 million is the result of the default.

Overline Facility.  In May 1999, the Company entered into a $20.0 million senior
-----------------
unsecured revolving credit facility (overline facility) in order to obtain additional working capital availability. On July 27, 1999, the overline facility was amended to increase the amount of funds available to $35.0 million. At the end of the third and fourth quarters of its 1999 fiscal year, the Company was not in compliance with certain financial covenants under the overline facility, the covenants of which are incorporated by reference to the senior debt facilities described above. The Company obtained a series of temporary waivers of this non-compliance and extensions of the maturity date. Effective as of December 7, 1999, the Company agreed to certain amendments to the overline facility, resulting in the overline facility being secured by the assets securing the senior debt facilities described above. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance and the overline facility was amended to lengthen its term to maturity, to impose an amortization schedule for the repayment of principal, and to increase the applicable interest rate margins (subject to reduction if EBITDA exceeds a specified level for the 2000 fiscal year).

The overline facility is guaranteed on a senior basis by the Company's domestic subsidiaries. The Company is currently required to pay interest on any amounts borrowed under the overline facility at a rate which is based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The overline facility matures upon termination by the Company at any time or otherwise at the earliest of: (i) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or (ii) January 31, 2002.

For the reasons discussed above with respect to the default under the senior debt facilities, the Company is also in default under the overline facility.

Senior Subordinated Debt.  In connection with the Fieldcrest Cannon merger, the
------------------------
Company issued $185.0 million of the 9% Notes, with interest payable semiannually commencing June 15, 1998. The Company may, at its option, redeem the 9% Notes, in whole or in part, on or after December 15, 2002 at a redemption price of 104.5%, which declines 1.5% annually through December 15, 2005 to 100%. The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below.

On November 12, 1996, the Company issued $125.0 million of the 10% Notes, with interest payable semiannually commencing May 15, 1997. The Company may, at its option, redeem the 10% Notes, in whole or in part, on or after November 15, 2001 at a redemption price of 105.0%, which declines 1.667% annually through November 15, 2004 to 100%. The 10% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 9% Notes.

The 9% Notes and the 10% Notes are unconditionally guaranteed on a senior subordinated basis by each of the existing and future domestic subsidiaries of the Company and each other subsidiary of the Company that guarantees the Company's obligations under the senior debt facilities described above. The guarantees are subordinated in right of payment to all existing and future senior indebtedness of the relevant guarantor. Upon a change in control, the Company will be required to make an offer to repurchase all outstanding 9% Notes and 10% Notes at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of repurchase.

As a result of the filing of the Chapter 11 Cases, the Company is in default under the indentures governing both the 9% Notes and the 10% Notes.

Fieldcrest Cannon Convertible Debentures. As a result of the Company's
----------------------------------------
acquisition of Fieldcrest Cannon, the outstanding 6% Debentures are convertible, at the option of the holders, into a combination of cash and the Company's common stock ("Common Stock"). During the fourth quarter of 1999, the Company notified the holders of the 6% Debentures that it was not practicable or prudent for payments to be made in respect of the conversion of the 6% Debentures and advised holders that had given notice of conversion and surrendered their 6% Debentures that they could rescind their notice of conversion, return to the Company any Common Stock that had been issued to them and have their 6% Debentures reinstated. Although many holders did rescind and return their Common Stock, other holders could not rescind because they had already sold their Common Stock. As of September 30, 2000, the cash component remaining to be paid in respect of the 6% Debentures that had been surrendered without subsequent rescission was approximately $5.2 million. In addition, as of September 30, 2000, approximately $90.4 million aggregate principal amount of the 6% Debentures remained outstanding, including 6% Debentures that had been surrendered without subsequent rescission. If all such outstanding 6% Debentures were converted at such date, including those surrendered without subsequent rescission, the resulting cash component to be paid to the holders of the 6% Debentures would have been approximately $57.2 million.

Prior to the Petition Date, the Company was prohibited under the terms of the indentures governing the 9% Notes and the 10% Notes from making payments in respect of the 6% Debentures except for interest payments and payments at maturity or pursuant to sinking fund obligations. In an effort to address both
(i) the unpaid cash portion of the conversion consideration owing to those holders of 6% Debentures who have surrendered their debentures for conversion but have not been paid the cash portion of the conversion consideration (the "Cash Claimants") and (ii) the cash payment prohibition in respect of any future conversions, the Company initiated discussions with certain holders of the 6% Debentures regarding a potential restructuring of the 6% Debentures. Notwithstanding months of efforts, the parties to those discussions were unable to agree upon a mutually satisfactory comprehensive restructuring of the 6% Debentures and amounts owing to the Cash Claimants. In September 2000, the Company notified the holders of the 6% Debentures of its plan for making payments to the Cash Claimants. Pursuant to the plan, the Company agreed to pay out as a "scheduled payment" cash in the amount of approximately $3.8 million annually to the Cash Claimants, which is the amount of cash sufficient to complete the conversion of $6.25 million principal amount of the 6% Debentures annually and utilize such converted 6% Debentures as a credit to satisfy its annual sinking fund obligation under the indenture governing the 6% Debentures. As part of the plan and in accordance with the terms of the indenture governing the 6% Debentures, the Company agreed to pay out cash to the Cash Claimants in order to complete and finalize Debenture conversions and utilize such converted Debentures as credits to satisfy its annual sinking fund obligations as follows:
(i) approximately $3.8 million on September 28, 2000, (ii) approximately $3.8 million on March 16, 2001, and (iii) the balance owing to Cash Claimants on March 18, 2002. These cash payments would be made by the Company to the Cash Claimants in the order the 6% Debentures were presented for conversion, i.e., on a first to convert, first to be paid basis. Furthermore, the unpaid cash portion for each Cash Claimant is evidenced by a non-interest bearing subordinated promissory note executed by Fieldcrest Cannon (the "Cash Claimant Notes"). Pursuant to the plan, the Company made the first scheduled payment on September 28, 2000. As of September 30, 2000, the aggregate principal amount of the outstanding Cash Claimant Notes was $5.2 million.

As a result of the filing of the Chapter 11 Cases, Fieldcrest Cannon is in default under the indenture governing the 6% Debentures and the Cash Claimant Notes.

Industrial Revenue Bonds.  The Company has obligations in respect of six
------------------------
industrial revenue bond facilities. The IRB Facilities are secured by liens on specified plants and equipment. As of September 30, 2000, $15.5 million of bonds in the aggregate were outstanding under the IRB Facilities.

As a result of the default on the senior debt facilities and the filing of the Chapter 11 Cases, the Company is in default of its obligations under each of the IRB Facilities.

Swap Agreements. The Company enters into interest rate swap agreements to modify
---------------
the interest characteristics of portions of its outstanding debt. These agreements entitle the Company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which the Company's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value as a result of changes in market interest rates are not currently recognized in the consolidated financial statements. As of January 1, 2000, the Company had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby the Company exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 5.96%, respectively. As of September 30, 2000, the Company had approximately $230.0 million of notional amounts covered under interest rate swap agreements whereby the Company exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.68% and 6.61%, respectively. The fair values of the swaps at January 1, 2000 and September 30, 2000 were $4.0 million and $1.2 million, respectively, in favor of the Company. These swaps expired on October 27, 2000.

Adequacy of Capital Resources.  As discussed above, the Debtors are operating
-----------------------------
their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. The Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the ongoing restructuring of its business operations throughout the remainder of fiscal year 2000 and during fiscal year 2001. Based on current and anticipated levels of operations, and efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the time that the Chapter 11 Cases are pending. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot ultimately be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

Recent Accounting Matters
-------------------------

The Company is assessing the reporting and disclosure requirements of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt SFAS No. 133, as amended in the first quarter of fiscal 2001 and is evaluating the impact adoption will have on the Company's results of operations and financial position.

Cautionary Statement regarding Forward-Looking Statements
---------------------------------------------------------

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include statements identified by the use of the words "will," "would," "could," "should," anticipates," "believes," "expects," "estimates," "intends" or similar expressions and other statements that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. Factors which could cause the Company's actual results in future periods to differ materially from those expressed in or implied by such statements include, but are not limited to, the following:

- The documentation evidencing the DIP Financing Facility may not be finalized and executed on the terms described herein; if finalized and executed on such terms, the DIP Financing Facility may not be approved by final order of the Bankruptcy Court.

- The cash and cash equivalents on hand at November 14, 2000, cash generated by the Company from operations and cash available from borrowing under the DIP Financing Facility may not be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors and other parties in interest and confirmed by the Bankruptcy Court.

- Actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Chapter 11 Cases.

- The Bankruptcy Court may not confirm the Company's plan of reorganization, when proposed.

- The plan of reorganization proposed by the Company and approved by the Bankruptcy Court may not be viable.

- The Company's senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of the Company's business.

- The Company may not be able to obtain sufficient financing to meet future obligations.

- The Company's access to capital markets will likely be limited for the foreseeable future.

- The Company may have difficulty in attracting and retaining customers, top management and other key personnel and labor as a result of the Chapter 11 Cases.

- The Company may have difficulty in maintaining existing or creating new relationships with suppliers or vendors as a result of the Chapter 11 Cases; suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on "cash on delivery," "cash on order" or other terms that could have an adverse impact on the Company's cash flow.

-  The Company faces significant competitive pressures.

- The price and availability of raw materials used by the Company are subject to rapid and significant change.

-  The Company may be affected by changes in general retail industry conditions.

- The Company's success may depend in part on the goodwill associated with and protection of the brand names owned by the Company.

Certain of these factors, as well as other such factors, are discussed under the captions "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by law.

PART II - OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

On November 8, 2000, the agent for the senior lenders delivered a notice of default to the Company that declared an event of default under the Company's senior debt facilities based upon the Company's non-compliance with its EBITDA financial covenant. For the same reason, the Company is in default under the overline facility.

As a result of the filing of the Chapter 11 Cases, the Company is also in default under the indentures governing both the 9% Notes and the 10% Notes, and Fieldcrest Cannon is in default under the indenture governing the 6% Debentures and the Cash Claimant Notes.

As a result of the default the senior debt facilities and the filing of the Chapter 11 Cases, the Company is in default of its obligations under each of the IRB Facilities.

See Notes 2 and 6 to the attached consolidated financial statements and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these defaults. Such information is incorporated herein by reference.

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


DATE:  November 20, 2000             PILLOWTEX CORPORATION
                                     (Registrant)



                                     /s/ Anthony T. Williams
                                     ---------------------------------------
                                      Anthony T. Williams
                                      President, Chief Operating Officer
                                      and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit                                          Method of Filing
-------                                          ----------------

27.1 Financial Data Schedule...................  Filed herewith electronically