Form 10-K405
period 2000-12-30
PILLOWTEX CORP
filed 2001-03-30
CIK 896265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                   FORM 10-K

   X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
------                       Exchange Act of 1934

                  For the fiscal year ended December 30, 2000
                                      or
              Transition Report Pursuant to Section 13 or 15(d) of the
-------                  Securities Exchange Act of 1934
                 For the Transition Period from ____ To ______

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

                               ________________

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
          Title of Each Class                           on Which Registered
          -------------------                           -------------------
    Common Stock, $0.01 par value                                 None

          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None

                               ________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                        ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2001 was $2,260,389.

As of March 20, 2001, Registrant had 14,250,892 shares of Common Stock outstanding.

                              __________________
                      DOCUMENTS INCORPORATED BY REFERENCE
None.
--------------------------------------------------------------------------------

Unless the context otherwise requires, references to "Pillowtex" or the "Company" include Pillowtex Corporation and its subsidiaries.

                        CAUTIONARY STATEMENT REGARDING
                          FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include statements identified by the use of the words "will," "would," "could," "should," "anticipates," "believes," "expects," "estimates," "intends" or similar expressions and other statements that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. Factors which could cause the Company's actual results in future periods to differ materially from those expressed in or implied by such statements include, but are not limited to, the following:

- The cash generated by the Company from operations and cash available from borrowing under its debtor-in-possession financing facility may not be sufficient to fund the operations of the Company until such time as the Company is able to propose a plan of reorganization that will be acceptable to creditors and other parties in interest and confirmed by the Bankruptcy Court.

- Actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Company's bankruptcy proceedings.

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

- The Company may have difficulty in attracting and retaining customers, top management and other key personnel and labor as a result of the Company's bankruptcy proceedings.

- The Company may have difficulty in maintaining existing or creating new relationships with suppliers or vendors as a result of its pending bankruptcy proceedings; suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on "cash on delivery," "cash on order" or other terms that could have an adverse impact on the Company's cash flow.

-    The Company faces significant competitive pressures.

- The price and availability of certain raw materials used by the Company are subject to rapid and significant change.

- The Company may be affected by changes in general retail industry conditions.

- The Company's success may depend in part on the goodwill associated with and protection of the brand names owned by the Company.

     Certain of these factors, as well as other such factors, are discussed herein in greater detail under "Item 1. Business - Risk Factors" below. In making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by law.

                                    PART I

ITEM 1.   BUSINESS
          --------

General

     Founded in 1954, Pillowtex is one of the largest North American designers, manufacturers, and marketers of home textile products. Pillowtex's extensive product offerings include a full line of utility and fashion bedding and complementary bedroom textile products, as well as a full line of bathroom and kitchen textile products. As a leading supplier across all distribution channels, Pillowtex sells its products to mass merchants, department stores, and specialty retailers. It provides its customers with a centralized "one-stop" source for their home textile merchandise. Pillowtex also markets its products to wholesale clubs, catalog merchants, institutional distributors, and international customers and on the Internet.

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

     Pillowtex is organized into three major operating divisions: Bed and Bath Division; Pillow and Pad Division; and Blanket Division. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, towels, bath rugs and kitchen textile products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters and mattress pads. The Blanket Division manufactures and sells blanket products. See footnote 18 of the notes to the Company's consolidated financial statements for additional information regarding segments.

Proceedings Under Chapter 11 of the Bankruptcy Code

     On November 14, 2000 (the "Petition Date"), Pillowtex Corporation and substantially all of its domestic subsidiaries (collectively, the "Debtors"), including Fieldcrest Cannon, Inc. ("Fieldcrest Cannon"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes.

     In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. The most significant of these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages, and benefits and reimbursement of prepetition employee business expenses,
(iii) authorize payment of prepetition sales, payroll, and use taxes owed by the Debtors, (iv) authorize payment of certain prepetition obligations to customers, and (v) authorize payment of certain prepetition obligations to critical vendors to aid the Debtors in maintaining operation of their business.

     On December 6, 2000, the Bankruptcy Court also entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a $150.0 million debtor-in-possession financing facility (the "DIP Financing Facility") with Bank of America, N.A. as agent for a syndicate of financial institutions comprised of certain of the Company's prepetition senior secured lenders, and to grant first priority priming liens and mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. On March 6, 2001, the DIP Financing Facility was amended to, among other things, reduce the amount of the facility to $125.0 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below for a further discussion regarding the DIP Financing Facility.

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

     The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code.

     The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization expired on March 14, 2001; however, the Debtors have requested the Bankruptcy Court to extend such exclusive period until July 16, 2001. A hearing regarding the extension is scheduled for April 6, 2001. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

     After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under the plan of reorganization. Because of such possibility, the value of the Company's outstanding capital stock is highly speculative. See "- Risk Factors - The Value Of Pillowtex's Capital Stock Is Highly Speculative" below.

     Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

     During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are in the process of reviewing their operations and identifying assets for disposition.

     The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

     See "- Risk Factors - Pillowtex Faces Significant Challenges in Connection With Its Bankruptcy Reorganization," "- Risk Factors - Pillowtex Faces Uncertainty Regarding The Adequacy Of Its Capital Resources And Has Limited Access to Additional Financing," and "- Risk Factors - Pillowtex Is Subject To Restrictions On The Conduct Of Its Business" below.

Competitive Strengths

     Notwithstanding the foregoing, Pillowtex is one of the largest firms in the home textile industry and has significant competitive strengths. Pillowtex has:

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

          .    Pillowtex Has Established Strong Customer Relationships.
Pillowtex has established relationships with substantially all of the 50 top home textile retailers in North America. Notwithstanding the Chapter 11 Cases, Pillowtex expects these relationships to remain strong and create a stable base from which Pillowtex can pursue future business and new product introductions. However, no assurance can be given in this regard. See "- Risk Factors - Pillowtex Faces Risk Of Loss Of Material Customers" below.

          .    Pillowtex Has Developed Creative Merchandising Strategies.
Through partnerships with its customers, Pillowtex has developed extensive merchandising programs. These partnerships have resulted in the creation of successful new products, product mix strategies, point-of-sale concepts, and advertising campaigns. Retail customers are increasingly demanding exclusive or specially designed product lines to differentiate their product offerings from those of other retailers. Pillowtex will continue to collaborate with its retail customers to design products and marketing programs responsive to individual customer's needs.

Products

  General

     Pillowtex has expanded beyond its traditional pillow operations largely through strategic acquisitions, including the 1997 acquisition of Fieldcrest Cannon and the 1998 acquisition of The Leshner Corporation ("Leshner"). As a result of all these acquisitions, Pillowtex's extensive product offerings now include a full line of utility and fashion bedding and complementary bedroom textile products, as well as a full line of bathroom and kitchen textile products.

  Bed and Bath and Other Textile Products

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

     Kitchen Products. Pillowtex is a leading manufacturer and marketer of kitchen textile products in North America. Pillowtex's kitchen products include terry towels, terry dish cloths, waffle weave and flat woven dish cloths, bar mops, utility cloths, pot holders, and oven mitts. A variety of constructions include yarn-dye checks, stripes, and plaids coordinating with piece-dye solids as well as printed fashion motifs. Fabricated pot holders, oven mitts, and other coordinating accessories accompany most of Pillowtex's kitchen ensembles.

     Other Bedroom Textiles. Pillowtex also offers a variety of other complementary bedroom textile products, including featherbeds, pillow protectors, decorative pillows, and window treatments. These products represent a source of additional profitability as "add-on" sales for retailers.

  Pillows and Pads

     Bed Pillows. Pillowtex is a leading manufacturer and marketer of bed pillows in North America. Pillowtex produces and markets a broad line of traditional bed pillows, as well as specially designed products such as body pillows. Pillowtex offers products at various levels of quality and price. Pillowtex's products range from synthetic pillows sold at relatively low retail prices to fine white goose down pillows sold at much higher price points.

     Pillowtex is a leading feather and down pillow manufacturer in North America. These products contain quality goose and duck down, or blends of feather and down, in a range of grades. These materials, known as "natural fill," have gained popularity for their loft and resiliency.

     Pillowtex also manufactures and markets a full line of bed pillows featuring staple (cut and crimped), tow (continuous filament), and cluster (individual ball) synthetic fiber fills. Pillowtex is a leading supplier of premium synthetic bed pillows in North America.

     Down Comforters. Pillowtex was a pioneer in marketing down comforters in the United States, and is now a leading manufacturer and marketer of down comforters in North America. Down comforters have become increasingly popular for both their insulation and fashion qualities, selling well in both warm and cool climates. They are sold at department stores, specialty stores, and mass merchants at a variety of prices. Increasingly popular higher-end comforters typically offer more down fill, have higher thread count shells, and feature more appealing "surface interest," such as damask, dots, stripes, and checks.

     Mattress Pads. Pillowtex is a leading manufacturer and marketer of mattress pads in North America. It produces and markets a complete line of mattress pads, including sizes for adults and children, natural and synthetic filled, flat, fitted, and stretch-to-fit mattress pads (adjustable fit mattress pads made with Lycra(R), a multidirectional stretch material manufactured by E.I. DuPont de Nemours & Co.).

  Blankets

     Pillowtex is a leading producer of adult blankets in North America. It manufactures woven and non-woven conventional and thermal weave blankets and throws in a wide assortment of fibers, including cotton, wool blend, acrylic, and polyester. Pillowtex also markets infant blankets with products ranging from non-woven receiving blankets to the finest Supima(R) cotton crib blankets.

Marketing And Sales

     Pillowtex markets its products to mass merchants, department stores, and specialty retail stores, as well as to wholesale clubs, catalog merchants, institutional distributors, and international customers and on the internet.

     Pillowtex's top ten customers accounted for approximately 61.9% of its total net sales in 2000. Wal-Mart Stores, Inc. (including Sam's Club stores) accounted for approximately 24.5% of Pillowtex's total net sales in 2000. No other customer accounted for more than 10% of Pillowtex's total net sales in 2000. Consistent with industry practice, Pillowtex does not operate under long-term written supply contracts with its customers. See "- Risk Factors -Pillowtex Faces Risk Of Loss Of Material Customers" below.

     Pillowtex segments its Fieldcrest Cannon portfolio of brand names by distribution channel in order to solidify the perceived value of such brands and maintain their integrity. Royal Velvet(R), Charisma(R), Fieldcrest(R), and Royal Family(R) brand name bed and bath products are distributed primarily through leading department stores, specialty home furnishing stores, and catalog merchants. St. Mary's(R) and Cannon(R) brand name bed and bath products are distributed through mass merchants. Pillowtex's Royal Velvet(R), Charisma(R), and Cannon(R) brand names receive national consumer advertising. Pillowtex sells private brands primarily through large chain stores. It also sells a smaller amount of unbranded products to institutional and government customers.

     Pillowtex's current international business is concentrated in Canada. However, Pillowtex also sells its products in other foreign markets, including Asia, Australia, Europe, Mexico, and South America. Sales outside the United States accounted for approximately 4.9% of total sales in 2000, 6.0% in 1999 and 7.8% in 1998. During each of the last three years, less than 5% of the Pillowtex's assets have been located outside the United States.

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

     Pillowtex sells products under its Royal Velvet(R) brand name over the Internet at www.royalvelvet.com. In addition, Pillowtex operates an online
            -------------------
outlet store at www.cannonoutlet.com.
                --------------------

Trademarks And License Agreements

     Pillowtex manufactures and markets products:

     .    under its proprietary Pillowtex-owned trademarks and trade names;

     .    under some licensed trademarks and trade names; and

     .    under customer-owned private labels.

     Pillowtex regards its trademarks and trade names as valuable assets and vigorously protects them against infringement. See "- Risk Factors - Pillowtex Is Dependent On Specific Brand Names" below. Pillowtex uses trademarks, trade names, and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

     From time to time, Pillowtex enters into license agreements with third parties for the use of third party trademarks and trade names on products manufactured by Pillowtex. These licenses generally require the payment of royalties based on net sales. Pillowtex currently holds a license to manufacture and, in certain cases, sell certain of its products under the Ralph Lauren trademark in the United States, Canada and, in certain cases, Mexico. Pillowtex's license with Polo/Ralph Lauren Corporation expires on June 30, 2001 and will not be renewed. See "- Risk Factors - Pillowtex Faces Risks Related To Loss Of A Key License" below.

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

     In addition, Pillowtex operates 38 retail outlet stores that sell certain of Pillowtex's products directly to customers. These stores sell both first quality merchandise and seconds or "off-goods" at competitive retail prices.

  Bed, Bath and Other Textile Products

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

     Towels. Pillowtex produces bath towels at its facilities in Alabama, Georgia, North Carolina, and Virginia. Cotton and synthetic fibers are spun into yarns, and then woven into fabric or greige cloth. The fabric is then finished, dyed, cut, and sewn into finished towel products. Pillowtex's Fieldale, Virginia facility generally produces the higher quality products for department and specialty stores. The Columbus, Georgia and Phenix City, Alabama facilities generally support Pillowtex's mass merchant business. The Kannapolis, North Carolina facility produces both types of products and, as a result, supports both distribution channels.

     Bath Rugs. Pillowtex produces bath rugs in its Scottsboro, Alabama facility. Pillowtex punches tufted yarn into fabric and cuts it to a uniform height. Pillowtex then applies a latex coating to the underside of the fabric to hold the fibers. Finally, the product is dyed, cut, and finished.

     Kitchen Products. Pillowtex manufactures its kitchen textile products at its facilities in Phenix City, Alabama and Kannapolis, North Carolina.

     Other Bedroom Textiles. Pillowtex manufactures other complementary bedroom textile products, such as featherbeds, pillow protectors, decorative pillows, and window treatments, at one or more of the facilities described above.

  Pillows and Pads

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

     Mattress Pads. Pillowtex manufactures mattress pads at the California, Mississippi, Pennsylvania, and Toronto, Canada facilities by two automated methods. The traditional quilt sewing method uses high-speed equipment that sews the top, bottom, and fill material together. The sonic method fuses the top, bottom, and fill material together.

  Blankets

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

     A wide variety of sources offer these materials and Pillowtex currently expects no significant shortage of these materials. Management believes that its relationships with its suppliers are generally good, notwithstanding the Chapter 11 Cases. See "- Risk Factors-Pillowtex Is Dependent On Specific Raw Materials" below.

  Cotton

     Domestic cotton merchants are Pillowtex's primary source of cotton. Pillowtex uses significant quantities of cotton. To reduce the effect of potential price fluctuations in cotton prices, Pillowtex makes commitments for a portion of its anticipated future purchases of cotton. At December 30, 2000, the Company had $119.3 million in outstanding commitments for the future purchases of cotton.

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

  Synthetic Fibers

     Domestic fiber producers are Pillowtex's primary source of synthetic fibers. Pillowtex purchases synthetic fiber from, among others, E.I. DuPont de Nemours & Co. ("DuPont"), Wellman, Inc., Solutia, Inc. and Kanematsu U.S.A. Inc. To reduce the effect of potential price fluctuations, Pillowtex makes commitments for a portion of its anticipated future purchases of synthetic fibers.

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

Competition

     Pillowtex participates in a highly competitive industry. It competes with a number of established manufacturers, importers, and distributors of home textile furnishings, some of which have greater financial, distribution, and marketing resources than does the Company. Pillowtex competes on the basis of quality, brand names, price and service. See "-Competitive Strengths" above.

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

Backlog

     A number of factors affect the amount of Pillowtex's backlog orders at any particular time. These factors include seasonality and scheduling of the manufacturing and shipment of products. In general, Pillowtex's electronic data interchange and "quick response" capabilities have resulted in shortened lead times between submission of purchase orders and delivery and have lowered the level of backlog orders. Consequently, Pillowtex believes that the amount of its backlog is not an appropriate indicator of levels of future production.

Employees

     As of March 1, 2001, Pillowtex had approximately 12,500 employees.

     As of March 1, 2001, Pillowtex Corporation and/or certain of its subsidiaries had entered into the following collective bargaining agreements:

                                                                                                             Approximate
                                                                                                              Number of
                                                                                                           Bargaining Unit
                           Union                             Location Covered                  Expiration     Employees
                           -----                             ----------------                  ----------  ---------------
Union of Needletrades, Industrial and Textile Workers        Phenix City, Alabama;               02/01/03       6,427
                                                             Columbus, Georgia;
                                                             Concord, North Carolina;
                                                             Eden, North Carolina;
                                                             Kannapolis, North Carolina;
                                                             Salisbury, North Carolina;
                                                             and Fieldale, Virginia
Union of Needletrades, Industrial and Textile Workers        Phenix City, Alabama;               10/01/01         386
                                                             Hawkinsville, Georgia; and
                                                             Macon, Georgia
Union of Needletrades, Industrial and Textile Workers        Toronto, Ontario, Canada            08/31/03         112
Union of Needletrades, Industrial and Textile Workers        Scottsboro, Alabama                 12/01/04         239
United Auto Workers                                          Tunica, Mississippi                 07/31/03         319
Warehouse, Mail Order, Office, Technical                     Chicago, Illinois                   01/31/03         143
  And Professional Employees (Teamsters)

     As of March 1, 2001, approximately 53% of Pillowtex's employees had chosen to have union dues deducted from their paychecks.

     As of June 16, 2000, the Union of Needletrades, Industrial and Textile Workers (UNITE) was certified as bargaining agent for 155 of the Company's employees at its Rocky Mount, North Carolina facility. However, as of March 20, 2001, no collective bargaining agreement covering this facility had been finalized.

     Pillowtex believes that it generally has good relationships with both its union and non-union employees.

Risk Factors

     Pillowtex and its businesses are subject to a number of risks including those enumerated below. Any or all of such risks could have a material adverse effect on the business, financial condition, results of operations, or prospects of Pillowtex. See also "Cautionary Statement Regarding Forward-Looking Statements" above.

     Pillowtex Faces Significant Challenges In Connection With Its Bankruptcy Reorganization

     On November 14, 2000, Pillowtex Corporation and substantially all of its domestic subsidiaries, including Fieldcrest Cannon, filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 Cases are being jointly administered for procedural purposes. Since the Petition Date, the Debtors have been operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

     Pillowtex management is continuing the process of stabilizing the businesses of the Debtors and evaluating the Debtors' operations before beginning the development of a plan of reorganization. As described above, after a plan of reorganization is filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to creditors and equity holders in order to solicit acceptance of the plan and, following such solicitation, the Bankruptcy Court will consider whether to confirm the plan. When proposed, the Company's plan of reorganization may not receive the requisite acceptance by creditors and equity holders or the Bankruptcy Court may not confirm the proposed plan. Moreover, even if a plan of reorganization receives the requisite acceptance by creditors and equity holders and is approved by the Bankruptcy Court, the plan may not be viable.

     In addition, due to the nature of the reorganization process, actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Chapter 11 Cases. Accordingly, Pillowtex can provide no assurance as to whether or when a plan of reorganization may be confirmed in the Chapter 11 Cases.

     Pillowtex's Financial Statements Assume It Will Continue As A "Going Concern" Even Though There Is Substantial Doubt In This Regard

     Pillowtex's consolidated financial statements included elsewhere in this Annual Report have been prepared assuming Pillowtex will continue as a "going concern." Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, there is substantial doubt about Pillowtex's ability to continue as a "going concern." The continuation of the Company as a "going concern" is dependent upon, among other things, confirmation of a plan of reorganization, Pillowtex's ability to comply with the terms of DIP Financing Facility and Pillowtex's ability to generate sufficient cash from operations and financing arrangements to meet its obligations. If the "going concern" basis was not appropriate for Pillowtex's consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

     In addition, the amounts reported in the consolidated financial statements included elsewhere in this Annual Report do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of a plan of reorganization. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the consolidated financial statements included elsewhere in this Annual Report.

     Pillowtex Faces Uncertainty Regarding The Adequacy Of Its Capital Resources And Has Limited Access To Additional Financing

     In addition to the cash requirements necessary to fund ongoing operations, Pillowtex anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. However, as a result of the uncertainty surrounding Pillowtex's current circumstances, it is difficult to predict Pillowtex's actual liquidity needs at this time. Although, based on current and anticipated levels of operations, and efforts to reduce inventories and accounts receivable, Pillowtex's management believes that Pillowtex's cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases, ultimately such amounts may not be sufficient to fund operations until such time as Pillowtex is able to propose a plan of reorganization that will receive the requisite acceptance by creditors and equity holders and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, Pillowtex may be required to reduce planned capital expenditures or seek additional financing. Pillowtex can provide no assurance that reductions in planned capital expenditures would be sufficient to cover shortfalls or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, Pillowtex's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. As the foregoing indicates, Pillowtex's long-term liquidity requirements and the adequacy of its capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court in the Chapter 11 Cases.

  Pillowtex Is Subject To Restrictions On The Conduct Of Its Business

     The Debtors are operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Under applicable bankruptcy law, during the pendency of the Chapter 11 Cases, the Debtors will be required to obtain the approval of the Bankruptcy Court prior to engaging in any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. Accordingly, although the Debtors may sell assets and settle liabilities (including for amounts other than those reflected on the Debtors' financial statements), with the approval of the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will approve any sales or settlements proposed by the Debtors. The Bankruptcy Court also has the authority to oversee and exert control over the Debtors' ordinary course operations.

     In addition, the DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, and investments and prohibit, among other things, dividend payments. The DIP Financing Facility provides that the net proceeds of certain asset sales outside the ordinary course of business will be applied to reduce prepetition indebtedness under Pillowtex's senior secured credit facilities and that the net proceeds of other asset sales outside the ordinary course of business will be applied as a permanent reduction of the DIP Financing Facility.

     As a result of the restrictions described above, the ability of Pillowtex to respond to changing business and economic conditions may be significantly restricted and Pillowtex may be prevented from engaging in transactions that might otherwise be considered beneficial to Pillowtex.

  The Value Of Pillowtex's Capital Stock Is Highly Speculative

     As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions of the Bankruptcy Code described above, the holders of Pillowtex's capital stock may receive no value for their interests under a plan of reorganization. Because of such possibility, the value of Pillowtex's capital stock is highly speculative and any investment in such capital stock would pose a high degree of risk. Potential investors in Pillowtex's capital stock should consider the highly speculative nature of Pillowtex's capital stock prior to making any investment decision with respect to such capital stock.

  Pillowtex Is Dependent On Specific Raw Materials

     Cotton is the primary raw material used in Pillowtex's business. Cotton is an agricultural product and, as a result, its availability is subject to weather conditions and other factors affecting agricultural markets. Historically, there have been periods of rapid and significant movement in the price of cotton both upward and downward.

     Other raw materials on which Pillowtex is dependent include the raw feathers and down that it uses to produce natural fill pillows and down comforters. China is currently Pillowtex's primary source of raw feather and down. In fiscal year 2000, based on cost, approximately 88.5% of the raw feathers and down that Pillowtex used to produce natural fill pillows and down comforters was imported from China.

     The raw materials used by Pillowtex are generally available from a number of sources. No significant shortage of these materials is currently anticipated. However, Pillowtex uses significant quantities of these raw materials, which are subject to price fluctuations. Pillowtex cannot be certain that shortages of these materials will not occur in the future, which could increase the cost or delay the shipment of its products. Moreover, Pillowtex cannot be certain that it will be able to pass on any increase in the price of raw materials to its customers.

     Pillowtex may have difficulty in maintaining existing or creating new relationships with suppliers or vendors as a result of the Chapter 11 Cases. Pillowtex's suppliers and vendors may stop providing supplies or services to Pillowtex or provide such supplies or services only on "cash on delivery," "cash on order," or other terms that could have an adverse impact on Pillowtex's short-term cash flow.

     In addition, Pillowtex's relationships with its suppliers in China could be disrupted or adversely affected due to a number of factors, including governmental regulation, fluctuation in exchange rates, and changes in economic and political conditions in China. If Pillowtex's supply sources in China were disrupted for any reason, Pillowtex believes, based on existing market conditions, that it could establish alternative supply relationships. However, because establishing these relationships involves numerous uncertainties relating to delivery requirements, price, payment terms, quality control, and other matters, Pillowtex is unable to predict whether such relationships would be on satisfactory terms. Pillowtex's relationships with its suppliers in China are also subject to risks associated with changes in United States legislation and regulation relating to imports, including quotas, duties, and taxes, and other charges or restrictions on imports. Products that Pillowtex imports from China currently receive normal, nondiscriminatory tariff treatment accorded goods from countries granted "normal trade" status. Under the Trade Act of 1974, the President of the United States is authorized, upon making specified findings, to waive certain restrictions that would otherwise render China ineligible for normal trade relations treatment. The President has waived these provisions each year since 1979. Normal trade status was accordingly renewed in June 2000. Pursuant to legislation enacted in October 2000 (P.L. 106-286), the President can grant permanent normal trade relations treatment to the products of China after China joins the World Trade Organization. However, until that occurs, China will continue to undergo the annual Congressional renewal process of its normal trade relations status. Congress will continue to monitor these activities and could encourage the President to reconsider the renewal of normal trade status for China in the future. Pillowtex cannot be certain that China will continue to enjoy this status in the future. Raw materials and finished products entering the United States from China without the benefit of normal trade relations would be subject to significantly higher tariffs.

  Pillowtex May Be Affected By Adverse Retail Industry Conditions

     Pillowtex sells its products to a number of department stores and other major retailers who have experienced financial difficulties during past years. Some of these retailers have previously sought protection under the Bankruptcy Code. In addition, some of Pillowtex's current retail customers may seek protection under the Bankruptcy Code or state insolvency laws in the future. As a result of these financial difficulties and bankruptcy and insolvency proceedings, Pillowtex may be unable to collect some or all amounts owed by these retail customers. In addition, all or part of the operations of a retail customer that seeks bankruptcy or other debtor protection may be discontinued or sales of Pillowtex's products to the customer may be curtailed or terminated as a result of bankruptcy or insolvency proceedings.

  Pillowtex Is Dependent On Specific Brand Names

     In fiscal year 2000, sales of products bearing Pillowtex's principal proprietary brand names of Royal Velvet (R), Cannon (R), Charisma (R) Royal Velvet Big & Soft (R), Fieldcrest (R), Royal Family (R), Caldwell (R), and St. Mary's (R) made up a substantial portion of its net sales. Accordingly, Pillowtex's future success may depend in part upon the goodwill associated with these brand names.

     Pillowtex's principal brand names are registered in the United States and certain foreign countries. However, Pillowtex cannot be certain that the steps taken by it to protect its proprietary rights in such brand names will be adequate to prevent their misappropriation in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States.

  Pillowtex Faces Risk Related To Loss Of Key License

     Pillowtex's license to manufacture and, in certain cases, sell certain of its products under the Ralph Lauren trademark expires on June 30, 2001 and will not be renewed. The Company has made provision for an orderly transition out of the license; however, there can be no assurance that the loss of this license will not have an adverse effect on the business, financial condition, results of operations, or prospects of the Company.

  Pillowtex Faces Risks Of Loss Of Material Customers

     In fiscal year 2000, Pillowtex's top ten customers accounted for approximately 61.9% of its total net sales and net sales to Wal-Mart Stores, Inc. (including Sam's Club stores) accounted for approximately 24.5% of its total net sales. No other single customer accounted for more than 10% of total net sales during this period. Consistent with industry practice, Pillowtex does not operate under a long-term written supply contract with Wal-Mart or any of its other customers. As a result of the Chapter 11 Cases, Pillowtex may have added difficulty retaining its customers such as Wal-Mart. The loss of Wal-Mart as a customer could have a materially adverse effect on Pillowtex's business, financial condition, results of operations, or prospects.

  Pillowtex Faces Risks Related To Organized Labor

     As of March 1, 2001, Pillowtex had approximately 12,500 employees. As of that date, approximately 61% of Pillowtex's employees were in bargaining units covered by collective bargaining agreements and approximately 53% of Pillowtex's employees had chosen to have union dues deducted from their pay checks.

     Since 1991, the Union of Needletrades, Industrial and Textile Workers (UNITE) had campaigned to organize hourly workers of Pillowtex plants in Concord, North Carolina, Kannapolis, North Carolina, and Salisbury, North Carolina. In June 1999, UNITE was elected as a bargaining representative for hourly workers at those plants. In February 2000, Pillowtex and UNITE entered into a contract covering employees at those plants, as well as the employees represented by UNITE at Pillowtex's plants in Eden, North Carolina; Phenix City, Alabama; Columbus, Georgia; and Fieldale, Virginia. Pillowtex cannot be certain that it will not face similar campaigns at other plants in the future or as to the effect that any such campaign would have on the productivity of its workforce or labor costs.

  Pillowtex's Business Is Seasonal

     Pillowtex's business is subject to a pattern of seasonal fluctuation. Sales and earnings from operations generated during the second half of a given fiscal year generally are expected to be higher than sales and earnings from operations generated during the first half of the year. Accordingly, Pillowtex's needs for working capital generally are expected to increase in the second half of the year. As a result, total debt levels generally tend to peak in the third and fourth quarters, falling off again in the first quarter of the following year. The amount of Pillowtex's sales generated during the second half of the year generally will depend upon a number of factors, including the level of retail sales for home textile furnishings during the fall and winter, weather conditions affecting the sales of down comforters and blankets, general economic conditions, and other factors beyond Pillowtex's control.

  Pillowtex May Have Difficulty Attracting And Retaining Personnel

     Pillowtex believes that its future success will be highly dependent upon its ability to attract and retain skilled managers and other personnel. While it has experienced no problems to date, as a result of the Chapter 11 Cases, Pillowtex may have added difficulty attracting such personnel in the future.

  Pillowtex's Reorganization Will Require Substantial Effort By Management

     Pillowtex's senior management may be required to expend a substantial amount of time and effort structuring a plan of reorganization, which could have a disruptive impact on management's ability to focus on the operation of Pillowtex's business.

ITEM 2.   PROPERTIES
          ----------

     The following table summarizes certain information concerning certain of the facilities used by Pillowtex in connection with the manufacture and distribution of its product lines:

                                                                                                                  Approx.
                                                                                                                  Square    Owned/
Location                                        Principal Use                                                      Feet     Leased
--------                                        -------------                                                      ----     ------

Dallas, Texas                Headquarters and feather and down processing for Pillow and Pad Division             104,000   Owned
Dallas, Texas                Manufacturing and distribution for Pillow and Pad Division                           150,000   Owned
Phenix City, Alabama         Manufacturing and warehouse for Bed and Bath Division                                777,681   Owned
Phenix City, Alabama         Manufacturing for Bed and Bath Division                                              220,000   Owned
Scottsboro,  Alabama         Manufacturing and warehouse for Bed and Bath Division                                272,800   Owned
Los Angeles, California      Manufacturing and distribution for Pillow and Pad Division                           320,000   Leased
Columbus, Georgia            Manufacturing and warehouse for Bed and Bath Division                                727,246   Owned
Hawkinsville, Georgia        Manufacturing and warehouse for Bed and Bath Division                                260,000   Owned
Macon, Georgia               Warehouse for Bed and Bath Division                                                  220,000   Owned
Chicago, Illinois            Manufacturing and distribution for Pillow and Pad Division                           121,000   Owned
Tunica, Mississippi          Manufacturing and distribution for Pillow and Pad Division                           288,000   Owned
New York, New York           Sales office and showroom for all divisions                                           64,490   Leased
Asheville, North Carolina    Warehouse for Blanket Division                                                       117,000   Leased
Concord, North Carolina      Manufacturing for Bed and Bath Division                                              696,963   Owned
Eden, North Carolina         Manufacturing and warehouse for Bed and Bath Division                                529,273   Owned
Eden, North Carolina         Warehouse for Bed and Bath Division                                                  411,531   Owned
Eden, North Carolina         Warehouse for Bed and Bath Division                                                   27,241   Owned
Kannapolis, North Carolina   Manufacturing for Bed and Bath Division                                              682,407   Owned
Kannapolis, North Carolina   Manufacturing and warehouse for Bed and Bath Division and offices
                               for all  divisions                                                               5,863,041   Owned
Newton, North Carolina       Manufacturing and distribution for Blanket Division                                  297,000   Leased
Rockwell, North Carolina     Manufacturing for Bed and Bath Division                                               98,240   Owned
Rocky Mount, North Carolina  Manufacturing and distribution for Bed and Bath Division                             139,000   Owned
Rocky Mount, North Carolina  Manufacturing and distribution for Bed and Bath Division                              78,000   Leased
Salisbury, North Carolina    Manufacturing for Bed and Bath Division                                              229,361   Owned
China Grove, North Carolina  Manufacturing and warehouse for Bed and Bath Division                                567,000   Owned
Swannanoa, North Carolina    Manufacturing, distribution, warehouse and office for Blanket Division             1,425,000   Owned
Tarboro, North Carolina      Manufacturing and warehouse for Bed and Bath Division                                370,000   Owned
Hanover, Pennsylvania        Manufacturing and distribution for Pillow and Pad Division                           291,000   Owned
Mauldin, South Carolina      Warehouse and distribution for Blanket Division                                      746,600   Owned
Union City, South Carolina   Manufacturing for Bed and Bath Division                                               95,700   Owned
Westminster, South Carolina  Manufacturing, distribution, warehouse and office for Blanket Division               652,000   Owned
Westminster, South Carolina  Warehouse for Blanket Division                                                        29,000   Leased
Fieldale, Virginia           Manufacturing and warehouse for Bed and Bath Division                                973,253   Owned
Martinsville, Virginia       Warehouse for Bed and Bath Division                                                  100,000   Leased
Toronto, Ontario, Canada     Manufacturing and distribution for Pillow and Pad Division                            60,000   Leased
Toronto, Ontario, Canada     Manufacturing, distribution, warehouse and office for Pillow and Pad Division        106,000   Leased

     In addition to the locations listed above, Pillowtex maintains warehousing and distribution centers in the states where its manufacturing facilities are located. It also maintains approximately 38 retail outlets and small sales and marketing offices in other states. Pillowtex also owns various other properties, both developed and undeveloped, which are unrelated to its manufacturing operations. Fieldcrest Cannon acquired these properties throughout the years for investment or as part of specific acquisitions. Pillowtex has listed some of these properties for sale and has leased others to third parties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
          ---------------------------------------------------------------------

     The Company's common stock, par value $0.01 per share ("Common Stock"), was traded on the New York Stock Exchange (the "NYSE") under the symbol "PTX" until the NYSE suspended trading of the Common Stock on November 14, 2000. The following table sets forth for the periods indicated the high and low sales prices on the NYSE of the Common Stock:

Fiscal Year:                                            High          Low
                                                        ----          ---
    2000
        Fourth Quarter (through 11/13/00)...........    $ 2 15/16    $     1/2
        Third Quarter...............................      5            1   1/4
        Second Quarter..............................      6 7/16       3   1/2
        First Quarter...............................      6 2/16       3 14/16

    1999
        Fourth Quarter..............................    $ 7  1/4     $ 2   3/4
        Third Quarter...............................     17  5/8       6   3/4
        Second Quarter..............................     19 7/16      11  9/16
        First Quarter...............................     28  3/8      11   3/8

     After the NYSE suspended trading in the Common Stock, the Common Stock began trading on the over-the-counter electronic bulletin board (the "OTCBB") under the symbol "PTEXQ.OB." During the period from the time trading commenced on the OTCBB to the last day of Pillowtex's fiscal year 2000, the reported bid price for the Common Stock on the OTCBB ranged from a high of $0.625 to a low of $0.25. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of March 20, 2001, Pillowtex had approximately 1,043 holders of record of Common Stock.

     Pillowtex paid quarterly dividends of $0.06 per share of Common Stock in each of the first three quarters of fiscal year 1999 and has paid no dividends on the Common Stock since the third quarter of fiscal year 1999. Under the terms of the DIP Financing Facility, Pillowtex is prohibited from paying dividends on the Common Stock. See "Item 1. Business - Risk Factors -Pillowtex Is Subject To Restrictions On The Conduct Of Its Business." Pillowtex does not expect to pay dividends on the Common Stock for the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                            SELECTED FINANCIAL DATA
               (In thousands of dollars, except per share data)

     The selected financial data presented below are derived from Pillowtex's consolidated financial statements for the five years ended December 30, 2000. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report.

                                                                                               Year Ended

Statement of Operations Data:                           2000              1999             1998    (1)      1997    (2)     1996
Net sales                                           $ 1,349,627       $ 1,552,068      $ 1,509,841      $   579,999      $  490,655
Cost of goods sold                                    1,349,259         1,371,790 (3)    1,246,449 (3)      485,679         411,048
                                                     ----------        ----------       ----------       ----------       ---------
Gross profit                                                368           180,278          263,392           94,320          79,607
Selling, general and administrative expenses            128,396           118,432          119,321           52,090          41,445
Impairments of long-lived assets
     and restructuring charges                          112,711             2,000            1,539            5,986               -
                                                     ----------        ----------       ----------       ----------       ---------
Earnings (loss) from operations                        (240,739)           59,846          142,532           36,244          38,162
Interest expense                                        107,061            87,279           72,288           22,470          13,971
                                                     ----------        ----------       ----------       ----------       ---------
Earnings(loss) before reorganization items,
 income taxes and  extraordinary items                 (347,800)          (27,433)          70,244           13,774          24,191
Reorganization items                                     19,368                 -                -                -               -
                                                     ----------        ----------       ----------       ----------       ---------
     Earnings(loss) before income taxes and
        extraordinary items                            (367,168)          (27,433)          70,244           13,774          24,191
Income tax expense (benefit)                           (104,760)           (7,901)          27,389            5,538           9,459
                                                     ----------        ----------       ----------       ----------       ---------
Earnings(loss) before extraordinary items              (262,408)          (19,532)          42,855            8,236          14,732
Extraordinary items, net                                      -                 -                -             (919)           (609)
                                                     ----------        ----------       ----------       ----------       ---------
Net earnings(loss)                                     (262,408)          (19,532)          42,855            7,317          14,123
Preferred dividends and accretion                         8,928            12,294            2,097               85               -
Earnings(loss) available for common shareholders    $  (271,336)      $   (31,826)     $    40,758      $     7,232      $   14,123
                                                     ==========        ==========        =========       ==========       =========
Basic earnings(loss) per common share:
Before extraordinary items                          $    (19.04)      $     (2.25)     $      2.89      $      0.75      $     1.39
Extraordinary items                                           -                 -                -            (0.08)          (0.06)
                                                     ----------        ----------        ---------       ----------       ---------
Basic earnings(loss) per common share               $    (19.04)      $     (2.25)     $      2.89      $      0.67      $     1.33
                                                     ==========        ==========        =========       ==========       =========
Weighted average common shares
   outstanding - basic                                   14,252            14,154           14,082           10,837          10,618
                                                     ==========        ==========        =========       ==========       =========
Diluted earnings(loss) per common share:
Before extraordinary items                          $    (19.04)      $     (2.25)     $      2.52      $      0.74      $     1.39
Extraordinary items                                           -                 -                -            (0.08)          (0.06)
                                                     ----------        ----------        ---------       ----------       ---------
Diluted earnings(loss) per common share             $    (19.04)      $     (2.25)     $      2.52      $      0.66      $     1.33
                                                     ==========        ==========        =========       ==========       =========
Weighted average common shares
   outstanding - diluted                                 14,252            14,154           17,653           11,086          10,634
                                                     ==========        ==========        =========       ==========       =========
Operating Data:
Depreciation and amortization                       $    65,965       $    60,074      $    54,021      $    16,064      $   12,775
Capital expenditures                                     33,197            89,737          133,620           20,567          21,040
Preferred Stock cash dividends                                -             1,456            2,019                -               -
Common Stock cash dividends                                   -             2,555            3,383            2,569           2,124
Balance Sheet Data:
Working capital                                     $  (246,830) (4)  $   404,732      $   447,933      $   394,496      $  150,506
Property, plant and equipment, net                      535,391           644,821          629,205          488,841          94,267
Total assets                                          1,338,871         1,683,389        1,654,154        1,410,186         375,714
Long-term debt, net of current portion                        -           965,323          944,493          785,383         194,851
Redeemable convertible preferred stock                   82,827            73,898           63,057           62,882               -
Shareholders' equity (deficit)                          (63,451)          207,389          237,933          196,707         100,004

(1) Amounts set forth in 1998 reflect the inclusion of The Leshner Corporation from July 28, 1998.
(2) Amounts set forth in 1997 reflect the results of operations for a 53-week period, and the inclusion of Fieldcrest Cannon, Inc. from December 19, 1997
(3) Information technology costs associated with the Company's manufacturing systems of $12.8 million and $9.4 million have been reclassified from selling, general and administrative expense to cost of goods sold in the 1999 and 1998 consolidated statements of operations to conform with the 2000 presentation.
(4)  Includes long-term debt in default of $660.8 million.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview

     Pillowtex is one of the largest North American designers, manufacturers, and marketers of home textile products. Pillowtex manufactures and markets home textile furnishings for the bedroom, bathroom, and kitchen. Pillowtex operates a network of manufacturing, purchasing, and distribution facilities in the U.S. and Canada with approximately 12,500 employees. Pillowtex markets its products to mass merchants, department stores, and specialty retailers as well as wholesale clubs, catalog merchants, institutional distributors, and international customers and over the Internet.

     The Company is organized into three major manufacturing divisions that it considers operating segments: Bed and Bath Division, Blanket Division, and Pillow and Pad Division. The Bed and Bath Division manufactures and sells sheets and other fashion bedding, towels, bath rugs, and kitchen products. The Blanket Division manufactures and sells blanket products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads.

Proceedings Under Chapter 11 of the Bankruptcy Code

     On November 14, 2000, Pillowtex Corporation and substantially all of its domestic subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. For further discussion of the Chapter 11 Cases, see "Item 1. Proceedings Under Chapter 11 of the Bankruptcy Code" above and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

     The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. Since the Petition Date, the Debtors have continued to conduct business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations in connection with the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

     During the pendency of the Chapter 11 cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected on the Debtors' financial statements. The Debtors are in the process of reviewing their operations and identifying assets for disposition.

     The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject as permitted by the Bankruptcy Code. The Debtors cannot presently or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

     The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be affected by other factors related to the Chapter 11 Cases.

Basis of Presentation

     Pillowtex's consolidated financial statements included elsewhere in this Annual Report have been prepared on a "going concern" basis in accordance with United States generally accepted accounting principles. The "going concern" basis of presentation assumes that Pillowtex will continue in operation for the foreseeable future and will be able to realize upon its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, there is substantial doubt about the appropriateness of the use of the "going concern" assumption. Pillowtex's ability to realize the carrying value of its assets and discharge its liabilities are subject to substantial uncertainty.

     Pillowtex's consolidated financial statements included elsewhere in this Annual Report do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for Pillowtex's consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, Pillowtex's ability to comply with the terms of the DIP Financing Facility, and Pillowtex's ability to generate sufficient cash flow from operations and financing arrangements to meet its obligations.


Results of Operations

     The following table presents certain historical statements of operations data as a percentage of net sales for the periods indicated.

                                                             Year Ended
                                                --------------------------------------
                                                December 30,   January 1,   January 2,
                                                    2000         2000         1999
                                                    ----         ----         ----

     Net sales............................         100.0%       100.0%       100.0%
     Cost of goods sold...................          94.9         88.1         82.6
     Inventory write-downs................           5.1          0.3            -
                                                  ------        -----        -----
     Gross profit.........................           0.0         11.6         17.4
     Selling, general and
         administrative expenses..........           9.5          7.6          7.9
     Impairment of long-lived assets
         and restructuring charge.........           8.4          0.2          0.1
                                                  ------        -----        -----
     Earnings (loss) from operations......         (17.9)         3.8          9.4
     Interest expense.....................           7.9          5.6          4.8
     Reorganization items.................           1.4            -            -
                                                  ------        -----        -----
     Earnings (loss) before income taxes..        (27.2)%       (1.8)%         4.6%
                                                  ======        =====        =====

                 Fiscal Year 2000 Compared to Fiscal Year 1999

     Net Sales. Net sales were down from $1,552.1 million in 1999 to $1,349.6
     ---------
million in 2000, a decrease of $202.5 million or 13.0%. Net sales for the Company's operating segments are below (in millions):

                                                Net Sales
                                     ------------------------------
                                        2000                1999
                                     ----------          ----------
          Bed and Bath                 $  942.6            $1,095.4
          Pillow and Pad                  286.7               304.0
          Blanket                          90.6               119.6
          Other (a)                        29.7                33.1
                                     ----------          ----------
          Total                        $1,349.6            $1,552.1
                                     ==========          ==========

     (a)  Includes retail stores

     The general slow down in the U.S. economy in the last quarter of 2000, and Pillowtex's filing of the Chapter 11 Cases were the primary contributors to the sharp decline in sales volume for the fourth quarter of 2000 across all segments. Other factors that adversely affected sales in earlier quarters of 2000 were increased competition from imports, higher inventory levels held by many of our customers and an unexpected softening in demand in the Company's institutional and regional discount markets. In addition, approximately $53.0 million of the sales decrease is attributable to the loss of a specific customer during 2000 affecting all three segments.

     Gross Profit. Gross profit decreased $179.9 million from $180.3 million in
     ------------
1999 to $0.4 million in 2000. Gross profit by operating segment is as follows (in millions):

                                           Gross Profit (Loss)
                                     ------------------------------
                                        2000                 1999
                                     ---------            ---------
          Bed and Bath                  $  7.4               $122.0
          Pillow and Pad                  22.3                 57.7
          Blanket                        (37.8)               (10.2)
          Other (a)                        8.5                 10.8
                                     ---------            ---------
          Total                         $  0.4               $180.3
                                     =========            =========

     (a)  Includes retail stores

     During the fourth quarter of 2000, the Company recorded a charge for inventory write-downs of $69.2 million to reduce certain inventories to net realizable value. This charge resulted from a number of factors, including a slow down in the retail environment and increased pressure due to the filing of the Chapter 11 Cases to liquidate excess, obsolete and distressed inventory in a shorter time frame than in the past. In 1999, the Company recorded a charge for inventory write-downs of $4.9 million to reduce certain inventory at the Blanket Division to net realizable value.

     Excluding the impairment charges, gross margin decreased to 5.1% in 2000, compared to 11.9% in 1999. In response to declines in sales volume, the Company reduced production levels, including idling several plants in the Bed and Bath and Blanket divisions in the fourth quarter. This resulted in higher unabsorbed overhead expenses of approximately $43.0 million in 2000. In addition, the Company experienced higher raw material costs, principally chemicals, packaging, feathers and cotton. The Company's gross margin continues to experience downward pressure from the slowing U.S. economy, and increased competition from abroad.

     Selling, General and Administrative ("SG&A"). SG&A expenses for fiscal
     --------------------------------------------
year 2000 increased $10.0 million to $128.4 million from $118.4 million in 1999. This increase is due to higher bad debt expense in 2000 resulting from the deteriorating creditworthiness of certain of the Company's customers, severance payments made to the Company's former chief executive officer and higher professional fees related to the Company's financial difficulties prior to the Petition Date, partially offset by strict cost controls.

     Impairment of Long-Lived Assets. During the fourth quarter of 2000, the
     -------------------------------
Company decided to permanently idle and sell certain manufacturing facilities and equipment and as a result determined that the carrying value of such assets was impaired. The Company also determined that given the expected future operating results of the Blanket Division, the carrying value of its long-lived assets and goodwill was also impaired. The Company recorded an asset impairment charge of $112.7 million to reduce the carrying value of these assets to their estimated fair values. This impairment charge consisted of approximately $38.3 million for goodwill associated with the Company's Blanket Division and $74.4 million for the impairment of property, plant and equipment.

     The impairment consists of the following (in millions):

             Fixed Assets:
               Blanket Division impairment                           $ 50.0
               Facilities and equipment permanently idled
               as a result of management's rationalization
               of production capacity:
                  Facilities                                            4.6
                  Equipment                                            18.1
                  Miscellaneous corporate assets                        1.7
                                                                     ------
                    Total fixed assets                                 74.4

             Goodwill                                                  38.3
                                                                     ------
                    Total                                            $112.7
                                                                     ======

     During the fourth quarter of 2000 the Blanket Division experienced reduced customer order levels and increased pressure from competitors attempting to gain market share. As a result of these factors and the current financial condition of the Company, management decided that it should review its strategic options with respect to this business, including the possible sale of this business. The impairment reflects management's estimate of the fair value of the assets as determined by the present value of expected future cash flows to be generated by the assets, including their ultimate disposition.

     The impairment of the other manufacturing facilities and equipment resulted from management's rationalization of production capacity in connection with filing of the Chapter 11 Cases. The impairment reflects management's estimate of the fair value of the assets as determined by the present value of expected future cash flows to be generated by the assets, including their ultimate disposition.

     As the reorganization process continues, it is possible that additional asset impairments may be required and that these impairments may be material to the Company's financial position and results of operations.

     Certain of the permanently idled facilities and equipment are included in assets held for sale in the accompanying balance sheet as of December 30, 2000, at a carrying value of $5.3 million. Management expects to sell these assets during the second and third quarters of 2001.

     Management expects to incur certain exit costs to close certain of the idled facilities in 2001. These costs include severance, equipment relocation costs and facility closure costs. The costs are estimated to total approximately $5.0 million and will be incurred and recognized in the second and third quarters of 2001.

     Interest Expense. Interest expense increased $19.8 million to $107.1
     ----------------
million in 2000, compared to $87.3 million in 1999. This increase in interest expense was the result of an approximately $69 million increase in average outstanding debt, additional fees, expenses and higher interest rates from restructuring the Company's debt and approximately $2.9 million in interest cost related to purchase commitments on certain cotton contracts. The Company's average interest rate increased from 8.2% in 1999 to 10.1% for 2000. Interest expense excludes approximately $4.0 million related to the Company's debt that is subject to compromise for the period from the Petition Date through December 30, 2000.

     Reorganization Items. During the fourth quarter of 2000, Pillowtex
     --------------------
recognized a $19.4 million charge associated with filing of the Chapter 11 Cases. Approximately $17.6 million of this charge relates to the non-cash write-off of the unamortized discount on the Fieldcrest Cannon, Inc. 6% Convertible Subordinated Sinking Fund Debentures due 2012 (the "6% Convertible Debentures") and the non-cash write-off of deferred financing costs associated with other unsecured debt classified as subject to compromise. In addition, the Company incurred $1.8 million in fees payable to professionals retained to assist with the Chapter 11 Cases.

     Preferred Dividends. Under the terms of the Company's Series A Redeemable
     -------------------
Convertible Preferred Stock, the rate at which dividends accrue increased to 18% on November 14, 2000 as a result of the filing of the Chapter 11 Cases.

                 Fiscal Year 1999 Compared to Fiscal Year 1998

     Net Sales. For fiscal 1999, net sales were $1,552.1 million, an increase
     ---------
of $42.2 million, or 2.8%, compared to $1,509.8 million in fiscal 1998. Sales for the Company's operating segments are as follows (in millions):

                                                        Net Sales
                                            --------------------------------
                                                 1999                 1998
                                            -----------          -----------
          Bed and Bath                         $1,095.4             $1,035.9
          Pillow and Pad                          304.0                297.5
          Blanket                                 119.6                140.9
          Other (a)                                33.1                 35.5
                                            -----------          -----------
          Total                                $1,552.1             $1,509.8
                                            ===========          ===========

     (a)  Other includes retail stores

     The increase in Bed and Bath Division sales is principally attributable to the inclusion of a full year of operations of Leshner, which was acquired on July 28, 1998. Excluding the increase in the Bed and Bath Division, the resulting $14.1 million decrease in 1999 from 1998 was primarily the result of lower blanket sales caused by an unusually warm winter in North America.

     Gross Profit. Gross profit decreased $83.1 million from $263.4 million to
     ------------
$180.3 million. Gross profit by operating segment is as follows (in millions):

                                                  Gross Profit (Loss)
                                              1999                   1998
                                          --------------------------------
          Bed and Bath                        $122.0                $192.7
          Pillow and Pad                        57.7                  54.8
          Blanket                              (10.2)                  3.1
          Other (a)                             10.8                  12.8
                                          ----------            ----------
          Total                               $180.3                $263.4
                                          ==========            ==========

     (a)  Includes retail stores

     Excluding an inventory write-down in the Blanket division of $4.9 million in 1999, gross profit margin dropped to 11.6% in fiscal 1999 from 17.4% in fiscal 1998. This decrease was primarily the result of higher cost of goods sold generated from unabsorbed overhead expenses related to the installation of new computer systems and equipment, the idling of certain manufacturing equipment, and a change in the sales mix generated by Pillowtex's inventory reduction program, which reduced product margins.

     Selling, General, and Administrative. SG&A decreased $0.9 million to
     ------------------------------------
$118.4 million in 1999, compared to $119.3 million in 1998. The decrease is primarily due to the lower professional fees and other costs associated with the settlement of a lawsuit in early 1998.

     Impairment of Long-Lived Assets. During the third quarter of 1999,
     -------------------------------
Pillowtex recorded a $2.0 million non-cash pre-tax charge to adjust the carrying value of the Opelika facility, which was closed in the first quarter of 1999, to its estimated fair value.

     Restructuring Charge. There were no restructuring charges recorded in
     --------------------
1999. The $1.5 million recorded in 1998 related to the severance and other employee-related cost associated with the consolidation of blanket production into the Company's facilities in Swannanoa, North Carolina and Westminster, South Carolina.

     Interest Expense. Interest expense increased by $15.0 million to $87.3
     ----------------
million in fiscal 1999, compared to $72.3 million in fiscal 1998. The increase is primarily the result of additional debt incurred in connection with the Leshner acquisition, capital expenditures for plant and computer system upgrades, higher working capital requirements, and the payment of waiver and amendment fees to Pillowtex's senior lenders. Pillowtex's average interest rate for the year was down slightly from 8.4% in 1998 to approximately 8.2% in 1999.

     Preferred Dividends. Under the terms of the Company's Series A Redeemable
     -------------------
Convertible Preferred Stock, beginning January 1, 2000, the rate at which dividends will accrue increased to 10% as a result of the Company's earnings per share for the 1999 fiscal year falling below predetermined targets. The Company was also required to pay a one-time cumulative dividend in Series A Redeemable Convertible Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate. Charges in the aggregate amount of $10.1 million were recorded in the third and fourth quarters of 1999.

Liquidity and Capital Resources

  DIP Financing Facility

     On December 6, 2000, the Bankruptcy Court entered the DIP Financing Order authorizing the Debtors to enter into the $150.0 million DIP Financing Facility and to grant first priority primary liens, mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. On March 6, 2001, the DIP Financing Facility was amended to, among other things, reduce the amount of the facility to $125.0 million. The Company obtained the reduction in the amount of the facility based upon its determination that, as a result of its improved liquidity position, it did not need as much availability as originally provided by the facility and its desire to reduce the amount of its monthly unused commitment fee.

     Under the terms of the DIP Financing Facility, as amended, a $125.0 million revolving credit facility, including up to $60.0 million for postpetition letters of credit, is available to the Company until the earliest of (a) November 14, 2001, (b) the date on which the plan of reorganization becomes effective, (c) any material non-compliance with any of the terms of the DIP Financing Order, (d) any event of default that shall have occurred under the DIP Financing Facility, or (e) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. Upon the satisfaction of certain conditions, the November 14, 2001 maturity date could be extended for an additional period of six months upon payment of an extension fee equal to 0.50% of the portion of the DIP Financing Facility being extended. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of London Interbank Offered Rate ("LIBOR") plus 3.50% or Bank of America's Base Rate (which is the higher of Federal Funds Rate or Prime Rate plus, in either case, 0.05%) plus 1.00%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.50%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility is secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities described below and a junior lien on certain plant and equipment that secure six industrial revenue bond facilities described below (the "IRB Facilities") aggregating approximately $14.9 million as of December 30, 2000, and certain obligations to the Pension Benefit Guaranty Corporation. The documentation evidencing the DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. The net proceeds of certain asset sales outside the ordinary course of business reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business are applied as a permanent reduction of the DIP Financing Facility.

     As of December 30, 2000, the Company had $17.9 million in letters of credit outstanding under the DIP Financing Facility. Availability under the DIP Financing Facility as of December 30, 2000, was $107.1 million. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

  Senior Debt Facilities

     In December 1997, in connection with the Fieldcrest Cannon acquisition, the Company entered into senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America, N.A. acts as the administrative and collateral agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, the Company amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of

Leshner, allowing the Company to fund the transaction and reduce borrowings under the revolving credit facility. Effective March 12, 1999, the revolving credit facility was amended to permit the Company to use for working capital one-half of a $61.0 million portion of the facility held as contingency reserve for cash payments required upon conversion of the 6% Convertible Debentures, thereby increasing availability under that facility. Effective October 1, 1999, the revolving credit facility was further amended to permit the Company to use the other half of the contingency reserve for working capital, thereby increasing availability under that facility. At the end of the third and fourth quarters of its 1999 fiscal year, the Company was not in compliance with certain financial covenants under its senior debt facilities. The Company obtained a series of temporary waivers of this non-compliance. Effective as of December 7, 1999, the Company agreed to certain amendments to the senior debt facilities, principally related to cash management, additional collateral, adjustments to restrictive covenants, and borrowings under, and uses of proceeds from, the revolving credit facility. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance with financial covenants and the senior debt facilities were further amended to shorten their terms to maturity and accelerate the related amortization schedule for repayment of principal, to eliminate reinstatement of the contingency reserve requirement referred to above, to increase the applicable interest rate margins (subject to reduction if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") exceeded a specified level for the 2000 fiscal year), to add a covenant requiring that EBITDA must exceed specified levels for future fiscal periods and eliminate all other financial covenants, to modify certain restrictive covenants, to limit borrowings under the revolving credit facility based on a formula tied to 45% of eligible inventory plus 80% of eligible accounts receivable, and to provide for a series of reductions in the commitment under the revolving credit facility. On September 30, 2000, and prior to the Petition Date, the Company was not in compliance with its EBITDA financial covenant under the senior debt facilities. The Company obtained from its senior lenders a temporary waiver of such non-compliance through November 7, 2000, during which time the Company engaged in active discussions with its senior lenders to obtain an extended or permanent waiver of such non-compliance. The Company was unable to reach such an agreement with its senior lenders and the waiver expired on November 7, 2000. On November 8, 2000, the agent for the senior lenders delivered a notice of default to the Company that declared an event of default under the senior debt facilities based upon such non-compliance with its EBITDA financial covenant. The senior lenders did, however, forbear from exercising rights and remedies under the senior debt facilities and agreed to continue to make available to the Company the unused credit capacity under the revolving credit facility until December 7, 2000. In addition, on November 8, 2000, the senior lenders issued a Payment Blockage Notice to the Company and the indenture trustee for the Company's 10% Senior Subordinated Notes due 2006 (the "10% Notes") prohibiting payment by the Company of the semi-annual interest payment in the aggregate amount of approximately $6.25 million due to the holders of the 10% Notes on November 15, 2000. In addition, the Company was obligated to make a semi-annual interest payment on its 9% Senior Subordinated Notes due 2007 (the "9% Notes") on December 15, 2000 aggregating $8.3 million, which payment the senior lenders likewise indicated they would also block. As a result of the circumstances confronting the Company and its inability to refinance the senior debt facilities or obtain additional capital, the Debtors filed the Chapter 11 Cases on November 14, 2000.

     As of December 30, 2000, the Company had $14.6 million in letters of credit outstanding under the prepetition revolving credit facility. As these prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

     As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities for fiscal year 2000 was 9.8%. The senior debt facilities expire on January 31, 2002.

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

  Overline Facility

     In May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility (overline facility) in order to obtain additional working capital availability. On July 27, 1999, the overline facility was amended to increase the amount of funds available to $35.0 million. At the end of the third and fourth quarters of its 1999 fiscal year, the Company was not in compliance with certain financial covenants under the overline facility, the covenants of which are incorporated by reference to the senior debt facilities described above. The Company obtained a series of temporary waivers of this non-compliance and extensions of the maturity date. Effective as of December 7, 1999, the Company agreed to certain amendments to the overline facility, resulting in the overline facility being secured by the assets securing the senior debt facilities described above. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance and the overline facility was amended to lengthen its term to maturity, to impose an amortization schedule for the repayment of principal, and to increase the applicable interest rate margins (subject to reduction if EBITDA exceeded a specified level for the 2000 fiscal year).

     The overline facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the overline facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The overline facility matures upon termination by the Company at any time or otherwise at the earliest of: (i) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or
(ii) January 31, 2002.

     For the reasons discussed above with respect to the default under the senior debt facilities, the Company is also in default under the overline facility.

  Senior Subordinated Debt

     In connection with the Fieldcrest Cannon acquisition, the Company issued $185.0 million of the 9% Notes, with interest payable semiannually commencing June 15, 1998. The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below.

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

  Fieldcrest Cannon 6% Convertible Debentures

     As a result of the Company's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Debentures are convertible, at the option of the holders, into a combination of cash and the Common Stock. During the fourth quarter of 1999, the Company notified the holders of the 6% Convertible Debentures that it was not practicable or prudent for payments to be made in respect of the conversion of the 6% Convertible Debentures and advised holders that had given notice of conversion and surrendered their 6% Convertible Debentures that they could rescind their notice of conversion, return to the Company any Common Stock that had been issued to them, and have their 6% Convertible Debentures reinstated. Although many holders did rescind and return their Common Stock, other holders could not rescind because they had already sold their Common Stock. As of September 30, 2000, the cash component remaining to be paid in respect of the 6% Convertible Debentures that had been surrendered without subsequent rescission was approximately $5.2 million. Including the cash component just mentioned, as of September 30, 2000, approximately $90.4 million aggregate principal amount of the 6% Convertible Debentures remained outstanding, including 6% Convertible Debentures that had been surrendered without subsequent rescission. If all such outstanding 6% Convertible Debentures were converted at such date, including those surrendered without subsequent rescission, the resulting cash component to be paid to the holders of the 6% Convertible Debentures would have been approximately $57.2 million.

     Prior to the Petition Date, the Company was prohibited under the terms of the indentures governing the 9% Notes and the 10% Notes from making payments in respect of the 6% Convertible Debentures except for interest payments and payments at maturity or pursuant to sinking fund obligations. In an effort to address both (i) the unpaid cash portion of the conversion consideration owing to those holders of 6% Convertible Debentures who had surrendered their debentures for conversion but had not been paid the cash portion of the conversion consideration (the "Cash Claimants") and (ii) the cash payment prohibition in respect of any future conversions, the Company initiated discussions with certain holders of the 6% Convertible Debentures regarding a potential restructuring of the 6% Convertible Debentures. Notwithstanding months of effort, the parties to those discussions were unable to agree upon a mutually satisfactory comprehensive restructuring of the 6% Convertible Debentures and amounts owing to the Cash Claimants. In September 2000, the Company notified the holders of the 6% Convertible Debentures of its plan for making payments to the Cash Claimants. Pursuant to the plan, the Company agreed to pay out as a "scheduled payment" cash in the amount of approximately $3.8 million annually to the Cash Claimants, which is the amount of cash sufficient to complete the conversion of $6.25 million principal amount of the 6% Convertible Debentures annually and utilize such converted 6% Convertible Debentures as a credit to satisfy its annual sinking fund obligation under the indenture governing the 6% Convertible Debentures. As part of the plan and in accordance with the terms of the indenture governing the 6% Convertible Debentures, the Company agreed to pay out cash to the Cash Claimants in order to complete and finalize Debenture conversions and utilize such converted Debentures as credits to satisfy its annual sinking fund obligations as follows:
(i) approximately $3.8 million on September 28, 2000, (ii) approximately $3.8 million on March 16, 2001, and (iii) the balance owing to Cash Claimants on March 18, 2002. Under the plan, these cash payments would be made by the Company to the Cash Claimants in the order the 6% Convertible Debentures were presented for conversion, i.e., on a first to convert, first to be paid basis. The unpaid cash portion for each Cash Claimant would be evidenced by a non-interest bearing subordinated promissory note executed by Fieldcrest Cannon (the "Cash Claimant Notes"). Pursuant to the plan, the Company made the first scheduled payment on September 28, 2000. As of December 30, 2000, the aggregate principal amount of the outstanding Cash Claimant Notes was $5.2 million.

     As a result of the filing of the Chapter 11 Cases, Fieldcrest Cannon is in default under the indenture governing the 6% Debentures and the Cash Claimant Notes.

Industrial Revenue Bonds

     The Company has obligations in respect of six industrial revenue bond facilities. The IRB Facilities are secured by liens on specified plants and equipment. As of December 30, 2000, $14.9 million of bonds in the aggregate were outstanding under the IRB Facilities.

     As a result of the default on the senior debt facilities and the filing of the Chapter 11 Cases, the Company is in default of its obligations under each of the IRB Facilities.

  Adequacy of Capital Resources

     As discussed above, the Debtors are operating their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding Pillowtex's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based on current and anticipated levels of operations, and efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, Pillowtex's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

     In addition, the amounts reported in the consolidated financial statements included elsewhere in this Annual Report do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of a plan of reorganization. Adjustments necessitated by the confirmation of plan of reorganization could materially change the amounts reported in the consolidated financial statements included elsewhere in this Annual Report.

     Pursuant to the Bankruptcy Code, approximately $492.1 million of prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

New Accounting Standard

     During June 1998, Statement of Financial Accounts Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended by SFAS Nos. 137 and 138, are effective for fiscal years beginning after June 15, 2000. The Company adopted the provisions of the Standards on December 31, 2000. The Company's management has reviewed the terms of material contracts and financial instruments and determined that the adoption of SFAS No. 133, as amended, did not have a material impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          -----------------------------------------------------------

     Pillowtex is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. Pillowtex's exposure to interest rate risk consists of floating rate debt based on the LIBOR plus an adjustable margin. To lower or limit overall borrowing costs, the Company often enters into interest rate swap agreements to modify the interest characteristics of portions of its outstanding debt. The interest rate swap agreements generally have one to two year terms. The agreements entitle the Company to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which Pillowtex's interest payments covered by swap agreements differ from those of the counterparty. These amounts are recorded as adjustments to interest expense. The fair value of the swap agreements and changes in fair value resulting from changes in market interest rates are not recognized in the consolidated financial statements. Pillowtex had no swap agreements in place at December 30, 2000. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the December 30, 2000 outstanding balance of the variable rate debt would be approximately $6.8 million. This same calculation for 1999 was $6.4 million.

     Pillowtex's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada. Pillowtex's Canadian subsidiary uses the Canadian dollar as its functional currency. Pillowtex generally does not use financial derivative instruments to hedge foreign currency exchange rate risks. The Canadian subsidiary is not material to Pillowtex's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at December 30, 2000 would not have a significant impact on the Company's results of operations or financial position.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

DIRECTORS OF THE REGISTRANT

     The following is a list of directors, their ages, positions and business experience as of March 20, 2001.

Name and Position      Age                       Experience
-----------------      ---                       ----------
Ralph W. LaRovere      65    Mr. LaRovere became a director of the Company in
                             May 1997. He has served as Chairman of the Board of
                             the Company since November 2000. He retired from
                             J.C. Penney Company, Inc. after a 36-year career
                             having served as Vice President and Director of
                             Merchandising for the Home and Leisure Division. He
                             also served in various management positions in New
                             York, Los Angeles, and Dallas.

Paul G. Gillease       68    Mr. Gillease became a director of the Company in
                             October 1993. From 1989 until retiring in late
                             1993, Mr. Gillease was Vice President and General
                             Manager of DuPont Textiles, a division of E.I.
                             DuPont de Nemours & Company. He also served in a
                             variety of marketing and business management
                             positions with DuPont. Mr. Gillease is a member of
                             the Board of Galey & Lord, Inc. and Guilford Mills,
                             Inc.

William B. Madden      62    Mr. Madden became a director of the Company in
                             February 1993. He has been the President of Madden
                             Securities Corporation, a general securities and
                             investment banking firm, located in Dallas, Texas,
                             since 1986. Mr. Madden is also Chairman of the
                             Board of Mercantile Bank and Trust and a director
                             of E. W. Blanch Holdings, Inc.

M. Joseph McHugh       63    Mr. McHugh became a director of the Company in
                             February 1993. He acted as interim Chief Financial
                             Officer of the Company from November 1999 through
                             April 2000. Mr. McHugh retired in December 1998
                             from Triangle Pacific Corp., a manufacturer and
                             distributor of hardwood flooring and kitchen and
                             bathroom cabinets, where he served as a Director
                             and as President and Chief Operating Officer from
                             November 1994 until his retirement. From 1981 until
                             November 1994, he served as Senior Executive Vice
                             President and Chief Financial Officer of Triangle
                             Pacific Corp.

A. Allen Oakley        47    Mr. Oakley has been a director of the Company since
                             May 2000. He joined Fieldcrest Mills in 1976 and
                             served in various managerial capacities before
                             being elected Executive Vice President -
                             Manufacturing of the Company in May 2000.

Mark A. Petricoff      62    Mr. Petricoff was elected a director of the Company
                             in November 1998 to fill a vacancy. He was a 39-
                             year employee and former President and Chief
                             Executive Officer of The Leshner Corporation, a
                             towel manufacturer acquired by the Company in July
                             1998.

Scott E. Shimizu       47    Mr. Shimizu served as a member of the Board of
                             Directors from May 1994 to May 1995 and was re-
                             elected in February 1996 to fill a vacancy. He has
                             served as Executive Vice President since 1988 and
                             since 1992 he has served as Executive Vice
                             President - Sales & Marketing.

Mary R. Silverthorne   65    Mrs. Silverthorne has been a director of the
                             Company since December 1992. She has for many years
                             been actively involved in charitable and civic
                             activities and is a director of the Retina
                             Foundation of the Southwest (Dallas), the
                             Foundation Fighting Blindness, Reading and Radio
                             Resources and the Assistance League of Dallas. She
                             has not been engaged in business activities during
                             the past five years.

Anthony T. Williams    54    Mr. Williams has been a director of the Company
                             since August 2000. He joined the Company in May
                             2000 as Executive Vice President and Chief
                             Financial Officer and was elected President and
                             Chief Operating Officer in November 2000. From
                             November 1995 until December 1998, Mr. Williams was
                             Vice President Finance of LucasVarity Light Vehicle
                             Braking Systems, the world's second largest
                             independent manufacturer of braking systems to the
                             automotive industry.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company, their ages, position and business experience as of March 20, 2001.

Name and Position (1)  Age                     Experience
-----------------      ---                     ----------

Ralph W. LaRovere      65    See "Item 10. Directors and Executive Officers of
                             the Registrant -Directors of the Registrant" above.

Anthony T. Williams    54    See "Item 10. Directors and Executive Officers of
                             the Registrant -Directors of the Registrant" above.

Scott E. Shimizu       47    See "Item 10. Directors and Executive Officers of
                             the Registrant -Directors of the Registrant" above.

Michael R. Harmon      53    Mr. Harmon joined the Company in March 2001 as
                             Executive Vice President and Chief Financial
                             Officer. Prior to joining the Company, Mr. Harmon
                             spent 13 years at Galey & Lord, Inc., a $1 billion
                             manufacturer of textiles, where he last served as
                             Executive Vice President and Chief Financial
                             Officer.

Robert F. Haase        57    Mr. Haase joined the Company as Executive Director -
                             Operations in January 2001. Prior to joining the
                             Company, he was Chief Engineer and Operations
                             Director for the electronics division of Ford Motor
                             Company where he managed the engineering and
                             manufacturing operations of a 13,000-employee
                             division with seven manufacturing plants located
                             throughout the world. Mr. Haase was with Ford Motor
                             Company for 32 years.

A. Allen Oakley        47    See "Item 10. Directors and Executive Officers of
                             the Registrant -Directors of the Registrant" above.

Richard A. Grissinger  57    Mr. Grissinger joined Fieldcrest Cannon, Inc. in
                             1995 as Business Manager of the Bath Division.
                             Following the acquisition of Fieldcrest Cannon,
                             Inc. by the Company in 1997, he became Vice
                             President of Marketing for Department Store
                             Specialty Business. In 1998, he was promoted to
                             Senior Vice President of Marketing - Bath and in
                             March 2000 he became Senior Vice President of
                             Marketing.

Richard L. Dennard     52    Mr. Dennard joined the Company as Vice President of
                             Purchasing for Utility Bedding in January 1996. The
                             following year, his responsibilities increased as
                             Vice President for Blankets and Utility Bedding. In
                             1998, following the acquisition by the Company of
                             Fieldcrest Cannon, Inc., he assumed responsibility
                             of purchasing for the entire operation and in
                             August 1999, he was promoted to Senior Vice
                             President - Purchasing and Logistics.

Deborah G. Poole       46    Ms. Poole joined the Company in February 1999 as
                             Vice President and Chief Information Officer. From
                             1991 until she joined the Company, she was
                             Corporate Vice President, Information Services with
                             Guilford Mills, Inc., a textile manufacturer.

Donald Mallo           51    Mr. Mallo joined the Company in September 2000 as
                             Vice President of Human Resources. Prior to joining
                             the Company, Mr. Mallo served from 1998 through
                             1999 as the Senior Vice President Human Resources
                             of Grove Worldwide LLC, a leading manufacturer of
                             construction cranes and aerial work platforms. From
                             1993 to 1998, Mr. Mallo was the Executive Vice
                             President Human Resources and Counsel for Foamex
                             International, Inc., a large manufacturer of
                             polyurethane foam products for the automotive,
                             furniture, bedding and medical supply industries.
                             From 1985 until its acquisition by Foamex in 1993,
                             Mr. Mallo was Vice President - Employee Relations
                             for General Felt Industries, Inc., a manufacturer
                             of carpet cushions and related products.

John F. Sterling       37    Mr. Sterling joined the Company in May 1997 as
                             Associate General Counsel and was promoted to Vice
                             President and General Counsel in November 1999. For
                             eight years prior to joining the Company, he was an
                             attorney with the law firm of Thompson & Knight.

Henry T. Pollock       60    Mr. Pollock served the Company from June 2000 to
                             November 2000 as a consultant in finance and
                             treasury. In November 2000, he joined the Company
                             full-time and in March 2001, he became Vice
                             President and Treasurer of the Company. Prior to
                             his service to the Company, Mr. Pollock was
                             assistant treasurer for Varity Corporation, a $2.5
                             billion world-wide manufacturer of brake systems
                             and diesel engines.

Brenda A. Sanders      50    Ms. Sanders, Corporate Secretary, joined the
                             Company in August 1997. In 1996, she was Director
                             of Corporate Governance and Assistant Corporate
                             Secretary for Amre, Inc., a home remodeling
                             company. From 1991 through 1995, she was Director
                             of Corporate Securities Administration and
                             Assistant Corporate Secretary for E-Systems, Inc.,
                             a defense electronics company.

___________________________
(1)  All Executive Officers serve at the pleasure of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires directors and officers of the Company, and persons who own more than 10 percent of the Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of such stock. Directors, officers and beneficial owners of more than 10 percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and beneficial owners of more than 10 percent of its Common Stock were met during the year ended December 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Summary Compensation Table

     The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer and each of the four other most highly compensated executive officers for their services in 2000, 1999 and 1998.

                                                                              Long Term
                                           Annual Compensation               Compensation
----------------------------------------------------------------------------------------------------------
                                                             Other     Restricted   Securities   All Other
Name and                                                    Annual       Stock        Under-      Compen-
Principal Position                Year  Salary    Bonus     Compen-      Awards       lying       sation
                                         ($)      ($)      sation ($)     ($)        Options        ($)
                                                              (2)         (3)          (#)          (4)
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Charles M.Hansen, Jr.(1)          2000  750,000        -     170,267            -      100,000   5,026,805
----------------------------------------------------------------------------------------------------------
  Former Chairman of the          1999  900,000        -     131,783      237,842            -       8,858
----------------------------------------------------------------------------------------------------------
  Board, Chief Executive          1998  900,000        -     155,114            -            -       7,100
----------------------------------------------------------------------------------------------------------
  Officer & Chief Opera-
----------------------------------------------------------------------------------------------------------
  ting Officer
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Scott E. Shimizu                  2000  375,000        -           -            -            -       6,271
----------------------------------------------------------------------------------------------------------
  Executive Vice President-       1999  375,000        -           -       63,426       50,000       3,041
----------------------------------------------------------------------------------------------------------
  Sales & Marketing               1998  375,000        -           -            -       22,000       5,139
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
A. Allen Oakley                   2000  300,000        -           -            -            -       8,004
----------------------------------------------------------------------------------------------------------
  Executive Vice President-       1999  300,000   12,000           -       52,844       62,000         844
----------------------------------------------------------------------------------------------------------
  Manufacturing                   1998  217,000   50,000           -            -       23,000           -
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Richard A. Grissinger             2000  275,000        -           -            -        7,500       5,627
----------------------------------------------------------------------------------------------------------
  Senior Vice President -         1999  275,000        -           -       26,422            -       2,678
----------------------------------------------------------------------------------------------------------
  Marketing                       1998  200,000        -           -            -       20,000           -
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Richard L. Dennard                2000  275,000        -           -            -       40,000       5,302
----------------------------------------------------------------------------------------------------------
   Senior Vice President -        1999  225,000   35,000           -            -       11,000           -
----------------------------------------------------------------------------------------------------------
   Purchasing and Logistics       1998  200,000   75,000           -            -       12,000           -
----------------------------------------------------------------------------------------------------------

FOOTNOTES:
     (1) Mr. Hansen resigned from all positions held with the Company and its subsidiaries effective October 26, 2000. Since Mr. Hansen's departure, the Company has not elected or appointed an individual to replace him as the Company's Chief Executive Officer; however, the Board of Directors has appointed a Management Committee consisting of Ralph W. LaRovere, M. Joseph McHugh, Mark
A. Petricoff, Anthony T. Williams, and Scott E. Shimizu to fulfil the duties of the Chief Executive Officer. No additional compensation is paid to the members for their participation on the Management Committee. Mr. LaRovere acts as Chairman of the Management Committee.

     (2) Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. In 2000, the amount for Mr. Hansen includes $105,545 for personal use of the company airplane, $14,605 for car allowance, and $50,117 for income tax reimbursement. The amount of personal benefits has been omitted from the table for each named executive officer for whom the aggregate amount of any benefits did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer. Personal benefit amounts paid that do not exceed 25% of the total personal benefits received have been omitted from this footnote.

     (3) Based on the closing bid price of the Common Stock on December 29, 2000, the aggregate number and value of all restricted stock holdings on such date were: 1,441 shares and $403 for Mr. Shimizu; 1,201 shares and $336 for Mr. Oakley; 600 shares and $168 for Mr. Grissinger; and 841 shares and $235 for Mr. Dennard. No dividends were paid on the restricted stock in 2000. Restrictions on restricted stock awards lapse with respect to one-half of the shares on each of the first and second anniversary dates of the award. The restricted stock was issued on February 8, 1999; accordingly, one-half of the shares awarded vested on February 8, 2000 and one-half vested on February 8, 2001. The unvested portion of Mr. Hansen's restricted stock award was forfeited as a result of his resignation.

     (4) For 2000, the amount for Mr. Shimizu includes $1,687 for medical insurance and $1,350 for group term life insurance; the amount for Mr. Oakley includes $3,440 for medical insurance and $1,014 for group term life insurance; and the amounts for Mr. Dennard and Mr. Grissinger include $690 and $1,969, respectively, for group term life insurance. The amount indicated in 2000 for Mr. Hansen includes $16,105 for a payout under the Company's Supplemental Executive Retirement Plan made to Mr. Hansen upon his departure from the Company in accordance with the terms of the Supplemental Executive Retirement Plan, $10,475 for group term life and medical insurance, $4,850,000 paid upon his departure from the Company pursuant to terms of a separation agreement entered into between the Company and Mr. Hansen, $69,231 for earned but unused vacation and $75,392 for the portion of the cash surrender value of a split dollar life insurance policy which Mr. Hansen was entitled to following the cancellation of the policy after his departure from the Company. The amounts for 2000 also include company contributions to the Pillowtex Corporation 401(k) Plan, a qualified ERISA plan ($5,602 for Mr. Hansen; $3,234 for Mr. Shimizu; $3,550 for Mr. Oakley; $3,658 for Mr. Grissinger; and $4,612 for Mr. Dennard).

Option Grants in Last Fiscal Year

                                                                              Potential Realizable Value
                                                                               at Assumed Annual Rates
                                                                                    of Stock Price
                                                                                     Appreciation
                             Individual Grants                                    for Option Term(1)
--------------------------------------------------------------------------------------------------------
                                          % of Total
                             Number of     Options
                             Securities   Granted to
                             Underlying   Employees   Exercise
                              Options     in Fiscal    Price     Expiration          5%          10%
Name                         Granted(#)      Year      ($/Sh)       Date             ($)         ($)
                                (2)
--------------------------------------------------------------------------------------------------------

Charles M. Hansen, Jr.(3)       100,000         20.5    4.3125    6/28/2010             -              -
Scott E. Shimizu                      -            -         -            -             -              -
A. Allen Oakley                       -            -         -            -             -              -
Richard A. Grissinger             7,500          1.5    4.3125    6/28/2010        20,341         51,548
Richard L. Dennard               40,000          8.2    4.3125    6/28/2010       108,484        274,920

FOOTNOTES:

     (1) The values shown are based on the indicated assumed annual rates of appreciation compounded annually. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.

     (2) 25% of the option award vests on each of the first four anniversary dates of the grant. If a "change in control" of the Company occurs, the options become exercisable in full. The definition of "change in control" for this purpose is the same as in the Company's Supplemental Executive Retirement Plan and is more fully described under "Item 11. Executive Compensation -Supplemental Executive Retirement Plan" below.

     (3) All option awards granted to Mr. Hansen in 2000 were forfeited upon his resignation from the Company.

Aggregated Option Exercises In Fiscal 2000 and Option Values at December 30,
2000

                                                                      Number of                         Value of
                                                                     Securities                       Unexercised
                                                                     Underlying                       In-the-Money
                                                                 Unexercised Options                   Options at
                                                                at December 30, 2000               December 30, 2000
                                                                         (#)                              ($)
                                                          --------------------------------------------------------------------
                            Shares
                           Acquired           Value
         Name                 on            Realized       Exercisable      Unexercisable     Exercisable      Unexercisable
                           Exercise
                              (#)              ($)
-------------------------------------------------------------------------------------------------------------------------------

Charles M. Hansen, Jr.          -               -                -                  -               -               -
Scott E. Shimizu                -               -            55,000             54,000              -               -
A. Allen Oakley                 -               -            27,000             28,000              -               -
Richard A. Grissinger           -               -            10,000             17,500              -               -
Richard L. Dennard              -               -            20,000             56,125              -               -

Pension Plan

     The Company maintains defined benefit pension plans covering substantially all of its employees, other than employees of the Company's Canadian subsidiary, Pillowtex Canada Inc., and other employees subject to collective bargaining agreements. The Company funds the pension plans through annual contributions in an amount between the minimum required and the maximum amount that can be deducted for federal income taxes. Prior to January 1, 2000, the Company maintained a pension plan for qualified employees in its Pillow and Pad Division, as well as separate pension plans for qualified employees of two of its subsidiaries, Fieldcrest Cannon, Inc. and The Leshner Corporation. On January 1, 2000, the Company merged the pension plans into two new plans covering all of the qualified salaried and hourly employees of the Company.

     Certain of the named executive officers have always been subject to the surviving plan; however, prior to January 1, 2000, Charles M. Hansen, Jr., Scott
E. Shimizu, and Richard L. Dennard were subject to one of the plans that was merged out of existence (the Prior Pillowtex Plan). Pursuant to the terms of the new consolidated plan, such participants' benefits for their years of service prior to January 1, 2000 will continue to be determined using the benefit provisions of the Prior Pillowtex Plan. Accordingly, a separate table is presented to determine the annual benefits available to Mr. Hansen, Mr. Shimizu, and Mr. Dennard for their years of service prior to January 1, 2000.

     The following tables present certain information concerning annual benefits provided under the pension plans.

                                    For Years of Service Under Prior Plan Formula (1)
------------------------------------------------------------------------------------------------------------------------
                                                           Years of Service
       Average          ------------------------------------------------------------------------------------------------
   Compensation*(2)           5          10          15          20          25           30           35           40
------------------------
       $125,000            $5,373     $10,745     $16,118     $21,490     $26,863      $32,235      $37,608      $42,980
       $150,000            $6,623     $13,245     $19,868     $26,490     $33,113      $39,735      $46,358      $52,980
       $175,000            $7,623     $15,245     $22,868     $30,490     $38,113      $45,735      $53,358      $60,980
       $200,000            $7,623     $15,245     $22,868     $30,490     $38,113      $45,735      $53,358      $60,980
       $250,000            $7,623     $15,245     $22,868     $30,490     $38,113      $45,735      $53,358      $60,980
       $275,000            $7,623     $15,245     $22,868     $30,490     $38,113      $45,735      $53,358      $60,980
       $300,000            $7,623     $15,245     $22,868     $30,490     $38,113      $45,735      $53,358      $60,980

___________________________
*Average Compensation is equal to the average of the highest five years of compensation out of the last ten years of employment.

                                    For Years of Service Under Current Plan Formula (1)
------------------------------------------------------------------------------------------------------------------------
                                                           Years of Service
   Career Average       ------------------------------------------------------------------------------------------------
   Compensation**(2)          5          10          15          20          25           30           35           40
------------------------
       $125,000            $ 9,375     $18,750     $28,125     $37,500     $42,188     $46,875     $51,563       $56,250
       $150,000            $11,250     $22,500     $33,750     $45,000     $50,625     $56,250     $61,875       $67,500
       $175,000            $12,750     $25,500     $38,250     $51,000     $57,375     $63,750     $70,125       $76,500
       $200,000            $12,750     $25,500     $38,250     $51,000     $57,375     $63,750     $70,125       $76,500
       $250,000            $12,750     $25,500     $38,250     $51,000     $57,375     $63,750     $70,125       $76,500
       $275,000            $12,750     $25,500     $38,250     $51,000     $57,375     $63,750     $70,125       $76,500
       $300,000            $12,750     $25,500     $38,250     $51,000     $57,375     $63,750     $70,125       $76,500

___________________________
**Career Average Compensation is equal to the average of all years of compensation, where years before 1991 are considered to equal 1991 compensation.

FOOTNOTES:
     (1) Estimated years of service as of January 1, 2001 for the named executive officers are as follows:

                                                                Years of Service
                                       ------------------------------------------------------------------
                  Name                              Prior Formula             Current Formula
          -----------------------------
          Charles M. Hansen, Jr.                        35                           1
          Scott E. Shimizu                              18                           1
          A. Allen Oakley                                0                          25
          Richard A. Grissinger                          0                           7
          Richard L. Dennard                             4                           1

     (2) An employee's compensation for purposes of determining pension benefits is calculated on substantially the same basis as the employee's cash compensation set forth in the Summary Compensation Table. The Internal Revenue Service maximum compensation allowed for benefits for the 2000 plan year is $170,000. Therefore, fiscal 2000 compensation for all employees would be limited to $170,000.

     Benefits under the pension plan are integrated with Social Security and are computed as straight life annuities. The benefits shown are not offset by any other Company benefits or by Social Security.

Supplemental Executive Retirement Plan

     The Supplemental Executive Retirement Plan (SERP) provides supplemental retirement income to executive employees of the Company who are selected by the Compensation Committee of the Board of Directors.

     Scott E. Shimizu and A. Allen Oakley are covered by the SERP. When combined with the pension plan and social security benefits, the SERP is designed to provide a targeted retirement benefit equal to 50% of an executive's final average compensation. However, the executive's actual benefit will be determined solely by the vested balance of the executive's account balance under the SERP. Final average compensation is the projected total cash compensation for the five consecutive years of service with the Company ending at age 65.

     An amount is credited each year to a retirement account that will accumulate a balance sufficient to pay the supplemental retirement benefit when the participant reaches age 65, assuming each credited amount earns 12% per year compounded. On the date of the contribution each year, the annual accrual amount is divided by the market value per share of Common Stock on that date to produce a number of hypothetical shares. Each participant's supplemental retirement account is deemed to be invested solely in hypothetical shares of Common Stock and the balance of a participant's account as of any date can be determined by multiplying the number of hypothetical shares credited to the participant's account by the market value of Common Stock on that date. In the event of a change in control of the Company, the balance of each participant's account will be converted from hypothetical shares to a hypothetical fixed-income investment earning 12% per annum. In general, a "change in control" occurs when (i) the Company is no longer an independent publicly owned corporation or sells or disposes of all or substantially all of its assets; (ii) a person becomes the beneficial owner of 35% or more of the Company's voting stock; (iii) the Company does not survive a merger or consolidation; or (iv) during any consecutive two-year period, at least a majority of the incumbent directors are not directors who have served continuously since the beginning of the two-year period unless the election of directors, or nomination by the Company's shareholders, was approved by a vote of at least two-thirds of the incumbent directors who have been in office continuously since the beginning of the two-year period.

     Vesting under the SERP occurs at the same rate as vesting under the Company's pension plan. Immediate vesting in both plans occurs in the event of a participant's disability or a change in control of the Company.

     Payments under the SERP will be made in a single lump-sum cash payment unless the participant elects in advance to receive installment payments. If a participant dies before benefits are scheduled to begin, benefits will be paid to the beneficiary designated by the participant, or, if no beneficiary was designated, to the surviving spouse or to the participant's estate if there is no surviving spouse.

     The SERP may be amended or discontinued at any time by the Compensation Committee of the Board of Directors or by the full Board. Any amendment may reduce prospectively the earnings factor to be applied to a participant's account, or may change the hypothetical investment of account balances from hypothetical shares of Common Stock to any other hypothetical investment but may not decrease a participant's account balance as of the date of the amendment. In the event of a change in control, the SERP may not be amended in a way that would adversely affect a participant's existing or future benefit without the participant's written consent.

     Assuming retirement at age 65, the estimated annual accrual amounts for the SERP participants are as follows:

               Scott E. Shimizu                            $16,436
               A. Allen Oakley                             $10,750

     The SERP is unfunded. All benefits payable to a participant under the SERP will be paid from the general assets of the Company. As a result of the filing of the Chapter 11 Cases, each participant has the status of a general unsecured creditor with respect to the obligation of the Company to make payments under the SERP relating to prepetition contributions. The Compensation Committee may change the discount rates and actuarial assumptions that are used to calculate credits and targeted benefits under the SERP.

Employment Agreements

     On January 1, 1998, the Company entered into a new employment agreement with Scott E. Shimizu, Executive Vice President - Sales and Marketing. This employment agreement replaced a previously existing agreement and provides for an initial base salary of $375,000. On October 9, 1998, the Company entered into an employment agreement with A. Allen Oakley, Executive Vice President of Manufacturing, for an initial base salary of $300,000. On September 1, 1999, the Company entered into an employment agreement with Richard L. Dennard, Senior Vice President - Purchasing and Logistics, for an initial base salary of $225,000. Each of these employment agreements contains the following provisions:

     . Participation in the incentive bonus plans of the Company, as well as, in case of Messrs. Shimizu and Oakley, the Supplemental Executive Retirement Plan;

     . An initial employment term of three years with an automatic extension of one year on each anniversary date beginning with the second anniversary date so that the term will have a remaining duration of two years upon each and every anniversary. The automatic extensions will terminate if either party gives the other written notice at least 15 months prior to the anniversary date of its intent not to extend the agreement.

     . Payment of base salary through the remaining employment term, but not less than for a two-year period, and certain benefits under the incentive bonus plans if the Company terminates the executive's employment without cause.

     . Payment of certain amounts, including severance payments, on the occurrence of termination of employment by the executive for "good reason" or termination by the Company without "cause" following a "change in control."

     On December 15, 1999, the Company entered into an employment agreement with Richard A. Grissinger, Senior Vice President - Marketing, for an initial base salary of $275,000. Mr. Grissinger's employment agreement provides for an initial two year term with an automatic extension of one year unless terminated by either party giving the other at least six months written notice prior to the end of the initial term or any extension of the term. The employment agreement also provides for Mr. Grissinger's participation in the Company's incentive bonus plans and the payment of certain amounts on the occurrence of termination of employment by Mr. Grissinger for "good reason" or termination by the Company without "cause" following a "change in control."

     Each employment agreement also includes certain noncompetition, nondisclosure, and nonsolicitation provisions.

     It is currently contemplated that each of the Company's executives who currently has an employment agreement, including Messrs. Dennard, Grissinger, Oakley, and Shimizu, will enter into a new employment agreement that supersedes the prior agreement and which provides for benefits that are consistent with those provided in the Company's Key Employee Retention Program described below.

     In connection with Mr. Hansen's resignation, the Company and Mr. Hansen entered into a Separation Agreement dated as of October 26, 2000. Pursuant to the terms of the Separation Agreement, the Company paid Mr. Hansen a lump sum payment of $4.85 million upon his resignation from all positions held with the Company and its subsidiaries, which payment was in full satisfaction of all amounts owed by the Company to Mr. Hansen under the terms of his employment agreement with the Company. In addition, Mr. Hansen released the Company from any claims he may have had against the Company prior to the date of the Separation Agreement. Pursuant to the terms of the Separation Agreement, certain obligations of Mr. Hansen under his employment agreement, including the noncompetition provision, remain in effect.

Key Employee Retention Program

     On March 6, 2001, the Bankruptcy Court entered an order authorizing the Company to implement a key employee retention program consisting of (i) a retention incentive plan (the "Retention Incentive Plan"), (ii) an emergence performance bonus plan (the "Emergence Performance Bonus Plan"); and (iii) an employee severance plan (the "Severance Plan") (collectively, the "Retention Program"). The purpose of the Retention Program is to provide the incentives necessary for the Company to retain its management team and other key employees and to otherwise address concerns regarding potential key employee attrition during the Company's financial restructuring process. The Retention Program is designed to provide the Company's key employees with competitive financial incentives to, among other things, (a) remain in their current positions with the Company through the effective date of a plan or plans of reorganization in the Chapter 11 Cases ("Emergence"), (b) assume the additional administrative and operational burdens imposed on the Company by the Chapter 11 Cases and (c) use their best efforts to improve the Company's financial performance and facilitate the Company's successful reorganization.

     The Retention Incentive Plan is designed for the purpose of retaining key management employees through Emergence. Under the Retention Incentive Plan, eligible employees are classified into one of four "groups" based on the determination of the Company's management as to the importance of each employee's contributions to the continued operations and successful restructuring of the Company's business. Depending on the group, each employee is eligible to earn a specified retention incentive payment (a "Retention Incentive Payment"), payable on the following four dates (collectively, the "Vesting Dates") if the employee remains actively employed by the Company on such Vesting Dates: (i) 25% of the total Retention Incentive Payment will be paid in the month following the Bankruptcy Court's approval of the Retention Program, (ii) 25% of the total Retention Incentive Payment will be paid on the first anniversary of the Petition Date (i.e., November 14, 2001); (iii) 25% of
                                        ----
the total Retention Incentive Payment will be paid on the earlier of (a) six months after the second payment is made or (b) confirmation of a plan of reorganization, and (iv) 25% of the total Retention Incentive Payment will be paid 30 days after confirmation of a plan of reorganization; provided, however, that the final payment to Group 1 participants will be adjusted downward if cumulative EBITDA (as defined in the DIP Financing Facility) for the 12 months preceding the confirmation of a plan or reorganization is less than $50 million. In general, an eligible employee must be employed by the Company on a Vesting Date to earn and receive a Retention Incentive Payment (or the applicable portion of a Retention Incentive Payment). If, however, an eligible employee is terminated by the Company without cause, the employee will receive his or her entire Retention Incentive Payment, which will be paid on the same schedule as if the employee had not been terminated. Group 1 participants, which include the President and five other senior executives, will be eligible for a retention payment equal to 60% of their base pay. Group 2 participants will be eligible for a retention payment equal to 50% of their base pay. Group 3 participants will be eligible for a retention payment equal to 35% of their base pay. Group 4 participants will be eligible for a retention payment equal to 20% of their base pay. In addition, a discretionary retention pool of $500,000 will be available for non-union employees not included in Groups 1 through 4. Messrs. Dennard, Oakley and Shimizu each participate in the Retention Incentive Plan and is a member of Group 1. Mr. Grissinger participates in the Retention Incentive Plan and is a member of Group 2.

     The Emergence Performance Bonus Plan provides for an additional incentive payment (the "Emergence Payment") to certain management employees who are particularly essential to the implementation of the Company's restructuring to remain with the Company through the plan negotiation and confirmation process. Payments under the Emergence Performance Bonus plan are tied directly to two factors: the amount of the distribution made under a confirmed plan of reorganization to unsecured creditors and the length of the Chapter 11 Cases, both of which are of primary importance to the Company's creditors. The employees eligible for participation in the Emergence Performance Bonus Plan currently consists of eight members of the Company's senior management. The amount of the Emergence Payment paid to a participant under the Emergence Performance Bonus Plan is determined by multiplying the participant's base salary by two factors. The first factor (the "Recovery Multiplier") equals the percentage of all consideration to be received by the unsecured creditors on all of their unsecured claims, as reasonably estimated as of the date of confirmation of the plan of reorganization. Accordingly, the Recovery Multiplier ranges from 0% to 100%. The second factor (the "Speed Multiplier") is based upon the length of the Chapter 11 Cases, and is calculated by dividing 18 by the number of months the Company is in bankruptcy. Regardless of this calculation, the Speed Multiplier cannot be less than one or more than two. The Emergence Payment is payable 30 days after confirmation of a plan. The participants are entitled to receive payment if they are terminated without cause prior to confirmation of a plan. Messrs. Dennard, Oakley and Shimizu each participates in the Emergence Performance Bonus Plan.

     As a complement to the Retention Incentive Plan, the Severance Plan was adopted to continue a modified version of the Company's prepetition severance program (the "Prepetition Severance Program"). Under the Prepetition Severance Program, the Company provided severance benefits under three separate policies, including through employment agreements with certain senior executives. The purpose of the Severance Plan is to integrate all these severance arrangements into one plan that will supersede prior plans and the severance provisions of the executives' employment agreements. The Severance Plan is designed to ensure basic financial security notwithstanding possible job loss by providing eligibility for severance benefits ("Severance Benefits") for employees at all levels. The Severance Plan covers all full-time employees of the Company. The majority of the covered employees are not eligible to participate in any other components of the Retention Program. Under the Severance Plan, the Company will pay Severance Benefits to eligible employees whose employment is involuntarily terminated after the Petition Date for reasons other than death, disability, retirement or cause. With certain exceptions set forth below, employees will be eligible to receive Severance Benefits equal to 1 week's salary for each completed year of service, with a minimum of two-weeks salary and a maximum of 26 weeks salary. Moreover, all employees will be entitled to receive medical insurance, life insurance and other benefits currently provided under the Prepetition Severance Policy. Executives in Group 2 of the Retention Incentive Plan will be entitled to receive the greater of their contractual severance amount (except as provided below with respect to executives with two-year severance agreements), the formula amount or 16 weeks salary. Executives with employment agreements that provide for a severance payment equal to two years salary will have their severance payment offset by the amount of the Retention Incentive Payment received by the employee, and a portion of the total severance payment will be subject to certain mitigation requirements. In all cases where employees currently have employment contracts, the change in control provisions contained in those agreements will be standardized so that a benefit is payable only in the event a change-in-control detrimentally affects the employee.

Restricted Stock Awards

     In February 1999, the Board of Directors, on the recommendation of the Compensation Committee, approved the grant of restricted stock awards to certain key employees of the Company. Upon the award of restricted stock, the Company makes an immediate transfer to the executive of a specific number of shares, and no payment from the executive is required. Restricted stock will be forfeited by the executive if the executive voluntarily terminates employment during the restriction period, or if the executive is terminated for poor performance or other "cause." Restrictions on the awards lapse with respect to one-half of the shares on each of the first and second anniversary dates of the awards. Stock representing the award is issued and held in custody by the Company or an agent until the restrictions lapse. During the restriction period, holders of the awards are entitled to receive dividends declared on the Common Stock and have voting rights but they may not sell or transfer the Common Stock representing the restricted award. In the event of a change in control of the Company (as such term is used in the Company's Supplemental Executive Retirement Plan), all restrictions lapse. The restrictions also lapse if the executive's employment is involuntarily terminated for a reason other than poor performance or other "cause." All of the named executive officers, including the Chief Executive Officer, received restricted stock awards. The restricted stock was issued on February 8, 1999; accordingly, one-half of the shares awarded vested on February 8, 2000 and one-half vested on February 8, 2001.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists entirely of non-employee directors. Mr. Madden, Mr. Petricoff, Mrs. Silverthorne, Mr. Gillease and Mr. LaRovere, until his appointment as Chairman of the Board in November 2000, served on the Compensation Committee during 2000.

Compensation of Directors

     Directors who are not officers of the Company or any of its subsidiaries receive an annual fee of $35,000. For each committee meeting attended, committee members are paid a fee of $1,000 and committee chairmen are paid a fee of $2,500. The Company also reimburses directors for travel, lodging and related expenses they incur in attending Board and committee meetings. The Company provides no retirement benefits to non-employee directors. Directors who are also employees of the Company receive no additional compensation from the Company for services rendered in their capacity as directors.

     The 1993 Pillowtex Corporation Stock Option Plan (the "Stock Option Plan") allows for the grant of nonqualified stock options to directors who are not employees. Under the Stock Option Plan, the exercise price of options granted thereunder may not be less than 100% of the fair market value per share of Common Stock on the date the option is granted. As of December 29, 2000, Messrs. Madden and Gillease had each been granted options to purchase a total of 17,072 shares of Common Stock and Mr. Petricoff 7,500 shares, all at prices ranging from $5.0625 to $33.50. Mr. McHugh has been granted options to purchase a total of 67,072 shares of Common Stock at prices ranging from $4.5625 to $33.50 per share. All options granted under the Stock Option Plan, including those granted to directors who are not employees, vest 25% on the first through the fourth anniversary dates of the grant and terminate on the tenth anniversary date. Mrs. Silverthorne does not participate in the Stock Option Plan.

     From November 1999 through April 2000, Mr. McHugh performed the duties of interim chief financial officer of the Company. Mr. McHugh was paid a consulting fee of $1,500 per day and reimbursement of travel and entertainment expenses. Mr. McHugh was also granted options to purchase 50,000 shares of Common Stock at the option price of $4.5625 per share. The Company paid Mr. McHugh a total of $103,500 under this arrangement during 2000.

     Following the resignation of Mr. Hansen as Chairman, President, and Chief Executive Officer in October 2000, Mr. LaRovere was hired by the Company to perform the duties of Chairman of the Board. Mr. LaRovere is paid a salary of $20,000 per month, as well as a monthly car allowance of $1,000. He receives no additional compensation as a member of the Board of Directors. As of December 29, 2000, Mr. LaRovere had been granted a total of 13,572 shares at prices ranging from $5.0625 to $33.50.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table lists certain information concerning the beneficial ownership of the Company's Common Stock, as of March 20, 2001, by the following persons:

     . Each person known by the Company to own beneficially more than 5% of the outstanding Common Stock;
     . The executive officers whose names appear in the table set forth under "Item 11. Executive Compensation - Summary Compensation Table" above;
     .    Each director of the Company; and
     .    All executive officers and directors as a group.

     Except as otherwise indicated, the Company believes that the owners named below have sole voting and investment power of the shares of Common Stock listed.

                                                         Number of Shares
Name                                                    Beneficially Owned             Percent of Class
-----------------------------------------------------------------------------------------------------------

Charles M. Hansen, Jr. (1)                                   2,643,410                      18.5%
John H. Silverthorne Marital
     Trust B(2)                                              2,268,893                      15.9%
Mary R. Silverthorne (2)                                       634,241                       4.4%
Paul G. Gillease (3)                                            16,571                         *
Ralph W. LaRovere (3)                                           33,354                         *
William B. Madden (3)                                           15,947                         *
M. Joseph McHugh (3)                                            28,947                         *
Mark A. Petricoff (3)                                            2,540                         *
Anthony T. Williams (3)                                         10,000                         *
Scott E. Shimizu (3)                                            67,441                         *
A. Allen Oakley (3)                                             34,951                         *
Richard A. Grissinger (3)                                       16,201                         *
Richard L. Dennard (3)                                          26,375                         *
Jeffrey M. Hollander (4)                                     3,393,375                      19.2%
Dimensional Fund Advisors Inc.(5)                              888,246                       6.2%
All executive officers and directors
   as a group (18 persons) (3)                               3,175,594                      21.9%

__________
*   Less than 1%.

FOOTNOTES:
(1) Mr. Hansen's last published address is 4111 Mint Way, Dallas, Texas 75237. Mr. Hansen's stock ownership is based on his most recent Statement of Beneficial Changes of Ownership on Form 4, which was filed with the SEC by Mr. Hansen on October 31, 2000.

(2) The address of the John H. Silverthorne Marital Trust B and Mrs. Silverthorne is 4111 Mint Way, Dallas, Texas 75237. Under the rules and regulations of the SEC, Mrs. Silverthorne may be deemed the beneficial owner of the shares held by the John H. Silverthorne Marital Trust B because she is its independent trustee. In addition, Mrs. Silverthorne, in her capacity as trustee, may be deemed the beneficial owner of 42,857 shares held by the John H. Silverthorne Family Trust A. Mrs. Silverthorne disclaims beneficial ownership of any shares other than 591,384 shares she holds of record.

(3) Includes options which are currently exercisable or become exercisable within 60 days after March 20, 2001 to purchase the number of shares of Common Stock indicated for the following persons: Mr. Dennard (26,375); Mr. Gillease (11,447); Mr. Madden (11,447); Mr. McHugh (23,947); Mr. LaRovere (7,054); Mr. Petricoff (2,500); Mr. Williams (10,000); Mr. Shimizu (66,000); Mr. Oakley (33,750); and Mr. Grissinger (15,000).

(4) The address of Jeffrey M. Hollander is 6560 W. Rogers Circle, Suite 19, Boca Raton, Florida 33487. As reported in Schedule 13D filed by Mr. Hollander with the SEC on February 23, 2001, Mr. Hollander is the holder of 81,441 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). As of March 20, 2001, the shares of Series A Preferred Stock held by Mr. Hollander are convertible into a total of 3,393,375 shares of Common Stock As reported in Schedule 13D filed by Mr. Hollander with the SEC on February 23, 2001.

(5) The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, Santa Monica, California 90401. As reported in a Schedule 13G filed by Dimensional Fund Advisors, Inc. with the SEC on February 2, 2001, Dimensional Fund Advisors, Inc. beneficially owned and had sole voting and dispositive power with respect to the shares indicated.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     From November 1999 through April 2000, M. Joseph McHugh, a director of the Company, performed the duties of interim chief financial officer. Mr. McHugh was paid a consulting fee of $1,500 per day plus reimbursement of travel and entertainment expenses. He was paid a total of $103,500 by the Company under this arrangement during 2000.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

      (a) The following documents are filed as part of this Report:

      1.   Consolidated Financial Statements:                                       Page
           ---------------------------------

           Independent Auditors' Report.................................................    F-2

           Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000......    F-3

           Consolidated Statements of Operations for the years ended
           December 30, 2000, January 1, 2000 and January 2, 1999.......................    F-4

           Consolidated Statements of Shareholders' Equity (Deficit) for the
           years ended December 30, 2000, January 1, 2000 and January 2, 1999...........    F-5

           Consolidated Statements of Cash Flows for the years ended
           December 30, 2000, January 1, 2000 and January 2, 1999.......................    F-6

           Notes to Consolidated Financial Statements...................................    F-7

      2.   Financial Statement Schedule.  The following financial statement schedule of
           Pillowtex for the fiscal years ended December 30, 2000, January 1, 2000 and
           January 2, 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Pillowtex:

           Schedule II - Valuation and Qualifying Accounts..............................    S-1


      3.   Index to Exhibits
           -----------------

EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
------                   ----------------------

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

  4.1 Specimen of Certificate evidencing Common Stock (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1996)

  4.2 Specimen of Certificate evidencing Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

  4.3 Indenture, dated November 12, 1996, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Bank One, Columbus, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-17731))

  4.4 Supplemental Indenture, dated as of December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Bank One, N.A. (formerly known as Bank One, Columbus, N.A.), as Trustee (incorporated by reference to Exhibit 4.4 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

  4.5 Second Supplemental Indenture, dated as of July 28, 1998, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Bank One, N.A. (formerly known as Bank One, Columbus, N.A.), as Trustee (incorporated by reference to Exhibit 4.5 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

  4.6 Resignation, Appointment and Acceptance Agreement, dated as of January 19, 2000, by and among Bank One, N.A. (formerly known as Bank One, Columbus, N.A.), as prior Trustee, U.S. Bank National Association, as successor Trustee, and Pillowtex Corporation, as Issuer (incorporated by reference to Exhibit 4.6 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

  4.7 Indenture, dated as of December 18, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

  4.8 Supplemental Indenture, dated as of December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

  4.9 Second Supplemental Indenture, dated as of July 28, 1998, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

  4.10 Resignation, Appointment and Acceptance Agreement dated April 14, 2000 by and among Pillowtex Corporation, as Issuer, Norwest Bank Minnesota, as Resigning Trustee, and U.S. Bank National Association, as Successor Trustee, (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000)

 10.1 Amended and Restated Credit Agreement, dated as of December 19, 1997, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.2 First Amendment to Amended and Restated Credit Agreement, dated as of June 19, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.3 Second Amendment to Amended and Restated Credit Agreement, dated as of July 28, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.4 Third Amendment to Amended and Restated Credit Agreement, dated as of March 12, 1999, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as

          Administrative Agent (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1999)

 10.5 Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 8, 1999, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 10.3 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended October 2, 1999)

 10.6 Waiver and Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 9, 1999, to be effective as of December 7, 1999, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Current Report on Form 8-K dated December 7, 1999)

 10.7 Sixth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of February 15, 2000, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit
          10.7 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.8 Waiver and Seventh Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2000, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit
          10.8 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.9 Term Credit Agreement, dated as of December 19, 1997, among Pillowtex Corporation, certain Lenders named herein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit
          10.2 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.10 First Amendment to Term Credit Agreement, dated as of June 19, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.11 Second Amendment to Term Credit Agreement, dated as of July 28, 1998, among Pillowtex Corporation, certain Lenders named therein, and NationsBank of Texas, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.12 Third Amendment to Term Credit Agreement, dated as of May 5, 1999, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended October 2, 1999)

 10.13 Fourth Amendment to Term Credit Agreement, dated as of October 8, 1999, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended October 2, 1999)

 10.14 Waiver and Fifth Amendment to Term Credit Agreement, dated as of December 9, 1999, to be effective as of December 7, 1999, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Current Report on Form 8-K dated December 7, 1999)

 10.15 Sixth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of February 15, 2000, among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to
          Exhibit 10.15 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.16 Waiver and Seventh Amendment to Term Credit Agreement, dated as of March 31, 2000 among Pillowtex Corporation, certain Lenders named therein, and Bank of America N.A. (formerly NationsBank, N.A.), as Administrative Agent (incorporated by reference to Exhibit 10.16 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.17 Promissory Note dated May 4, 1999 by and between NationsBank, N.A., as Lender, and Pillowtex Corporation, as Borrower, in the amount of $20,000,000 (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended July 3, 1999)

 10.18 First Amendment, dated July 27, 1999, to the Promissory Note dated May 4, 1999 by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended July 3, 1999)

 10.19 Third Amendment, dated as of December 7, 1999, to the Promissory Note dated May 4, 1999 by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower (incorporated by reference to Exhibit 10.3 to Pillowtex Corporation's Current Report on Form 8-K dated December 7, 1999)

 10.20 Fourth Amendment, dated as of February 15, 2000, to the Promissory Note dated May 4, 1999 by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower (incorporated by reference to Exhibit 10.20 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.21 Fifth amendment dated as of March 31, 2000 to the Promissory Note dated May 4, 1999 by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower (incorporated by reference to Exhibit 10.21 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.22 Consent dated as of December 7, 1999, by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Current Report on Form 8-K dated
          December 7, 1999)

 10.23 Consent dated as of February 15, 2000, by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower (incorporated by reference to Exhibit 10.23 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.24 Consent dated as of March 31, 2000, by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex Corporation, as Borrower (incorporated by reference to Exhibit 10.24 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.25 Post-Petition Credit Agreement dated as of November 14, 2000, among Pillowtex Corporation and certain of its Subsidiaries, certain Lenders named therein, and Bank of America, N.A., as Administrative Agent

 10.26 First Amendment to Post-Petition Credit Agreement dated as of March 6, 2001, among Pillowtex Corporation and certain of its Subsidiaries, certain Lenders named therein, and Bank of America, N.A., as Administrative Agent

 10.27 Preferred Stock Purchase Agreement, dated as of September 10, 1997, by and among Pillowtex Corporation, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (UK) Partners III, L.P. (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Current Report on Form 8-K dated September 10, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.28 Amendment No. 1 to the Preferred Stock Purchase Agreement, dated as of November 21, 1997, by and among Pillowtex Corporation, Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (UK) Partners III, L.P. (incorporated by reference to Exhibit
          10.1 to Pillowtex Corporation's Current Report on Form 8-K dated November 21, 1997)

 10.29 Purchase Agreement, dated December 15, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBanc Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.5 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.30 Purchase Agreement Supplement, dated December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.6 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.31 Registration Rights Agreement, dated as of December 18, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBanc Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 10.7 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.32 Registration Rights Agreement Supplement, dated as of December 19, 1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery Securities, Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit
           10.8 to Pillowtex Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

 10.33 Registration Rights Agreement, dated as of November 12, 1996, by and among Pillowtex Corporation, each domestic subsidiary of Pillowtex Corporation, and NationsBanc Capital Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to
           Exhibit 10.59 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 333-17731))

 10.34 Sublicense Agreement, dated as of July 1, 1998, between Pillowtex Corporation and the Ralph Lauren Home Collection (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.35 Lease Agreement, dated as of September 18, 1995, between Pillowtex Corporation and Sanwa Business Credit Corp. (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation's Quarterly Report on Form 10-Q, as amended, for the quarter ended September 30, 1995)

 10.36 Industrial Lease, dated as of November 23, 1992, between Angel and Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.21 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.37 Second Amendment to Lease entered into in September 1997 between Angel and Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.17 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.38 Form of Lease, dated as of October 12, 1988, between Jimmie D. Smith, Jr. and Pillowtex Corporation (incorporated by reference to Exhibit
           10.23 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.39 Agreement for Modification and Extension of Lease between Jimmie D. Smith, Jr. and Pillowtex Corporation (incorporated by reference to
           Exhibit 10.19 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.40 Form of Equipment Leasing Agreement between BTM Financial & Leasing Corporation B-4 and Beacon Manufacturing Company, Manetta Home Fashions, Inc., and Tennessee Woolen Mills, Inc., dated as of June 14, 1996 (incorporated by reference to Exhibit 10 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

 10.41* Form of Confidentiality and Noncompetition Agreement (incorporated by reference to Exhibit 10.27 to Pillowtex Corporation's Registration Statement on Form-S-1 (No. 33-57314))

 10.42* Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.36 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

 10.43* Pillowtex Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Pillowtex Corporation's Proxy Statement for its Annual Meeting of Shareholders held on May 8, 1997)

 10.44* Form of Employment Agreement entered into between Pillowtex Management Services Company and Scott E. Shimizu (incorporated by reference to
          Exhibit 10.28 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.45* Form of Employment Agreement entered into between Fieldcrest Cannon, Inc. and A. Allen Oakley, dated October 9, 1998 (incorporated by reference to Exhibit 10.34 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1999)

 10.46* Form of Employment Agreement dated as of January 1, 1998, between Pillowtex Management Services Company and Kevin M. Finlay (incorporated by reference to Exhibit 10.29 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.47* Form of Employment Agreement entered into between Fieldcrest Cannon, Inc. and Richard A Grissinger (incorporated by reference to Exhibit
          10.51 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

 10.48* Pillowtex Corporation Supplemental Executive Retirement Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit
          10.1.44 to Pillowtex Corporation's Registration Statement on Form S-4 (No. 33-36663) filed on September 29, 1997)

 10.49* Pillowtex Corporation Management Incentive Plan (incorporated by reference to Appendix B to Pillowtex Corporation's Proxy Statement for its Annual Meeting of Shareholders held on May 8, 1997)

 10.50* Pillowtex Corporation Deferred Compensation Plan, effective as of February 9, 1998 (incorporated by reference to Exhibit 10.32 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

 10.51* Pillowtex Corporation Executive Medical Expense Reimbursement Plan, effective as of January 1, 1998 (incorporated by reference to Exhibit
          10.2 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

 10.52* Separation Agreement dated as of October 26, 2000 by and between Pillowtex Corporation and Charles M. Hansen, Jr.

 10.53 Indenture, dated as of March 15, 1987, relating to the 6% Convertible Subordinated Debentures Due 2012 (incorporated by reference to Exhibit
          4.9 to Fieldcrest Cannon, Inc.'s Registration Statement on Form S-3 (No. 33-12436))

 10.54 Yarn Purchase Agreement between Parkdale Mills, Incorporated and Fieldcrest Cannon, Inc. (incorporated by reference to Exhibit 10 to Fieldcrest Cannon, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

 21.1     List of Pillowtex Corporation's Principal Operating Subsidiaries

 23.1     Consent of KPMG LLP

b)  Reports On Form 8-K.
    -------------------

  During the quarter ended December 30, 2000, Pillowtex filed the following Current Reports on Form 8-K:

     Current Report on Form 8-K, dated November 14, 2000 and filed November 16, 2000, reporting information under "Item 3. Bankruptcy or Receivership" regarding the filing of the Chapter 11 Cases.

     Current Report on Form 8-K, dated December 6, 2000 and filed on December 12, 2000, reporting information under "Item 5. Other Events" regarding the approval by the Bankruptcy Court of the DIP Financing Facility.

_______________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                      PILLOWTEX CORPORATION



                      By  /s/ Anthony T. Williams
                          -------------------------------------
                          Anthony T. Williams
                          President and Chief Operating Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.


     Signatures              Title
     ----------              -----


/s/ Ralph W. LaRovere        Chairman of the Board; Director
------------------------
Ralph W. LaRovere

/s/ Anthony T. Williams      President and Chief Operating Officer; Director
------------------------     (Principal Executive and Financial Officer)
Anthony T. Williams

/s/ Paul G. Gillease         Director
------------------------
Paul G. Gillease

/s/ William B. Madden        Director
------------------------
William B. Madden

/s/ M. Joseph McHugh         Director
------------------------
M. Joseph McHugh

/s/ A. Allen Oakley          Director
------------------------
A. Allen Oakley

/s/ Mark A. Petricoff        Director
------------------------
Mark A. Petricoff

/s/ Scott E. Shimizu         Director
------------------------
Scott E. Shimizu

/s/ Mary R. Silverthorne     Director
------------------------
Mary R. Silverthorne

/s/ Stephen D. Chanslor      Controller
------------------------     (Principal Accounting Officer)
Stephen D. Chanslor

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)



Independent Auditors' Report...............................................  F-2

Consolidated Financial Statements:
---------------------------------

  Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000..  F-3

  Consolidated Statements of Operations for years ended
  December 30, 2000, January 1, 2000 and January 2, 1999...................  F-4

  Consolidated Statements of Shareholders' Equity (Deficit) for
  years ended December 30, 2000,  January 1, 2000 and January 2, 1999......  F-5

  Consolidated Statements of Cash Flows for years ended
  December 30, 2000, January 1, 2000 and January 2, 1999...................  F-6

  Notes to Consolidated Financial Statements...............................  F-7

Financial Statement Schedule for years ended
December 30, 2000,  January 1, 2000 and January 2, 1999

   Schedule II - Valuation and Qualifying Accounts.........................  S-1

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pillowtex Corporation and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for the each of the years in the three-year period ended December 30, 2000 in conformity with accounting
principles generally accepted in the United States of America.   Also, in our
opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming Pillowtex Corporation will continue as a going concern. As discussed in the Note 1 to the consolidated financial statements, on November 14, 2000, Pillowtex Corporation, and substantially all of its subsidiaries (collectively, the Companies) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11). The Companies are currently operating their business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in Delaware (the Bankruptcy Court), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the requisite parties under the United States Bankruptcy Code and confirmation by the Bankruptcy Court, the ability to comply with the debtor-in-possession financing facility, and the ability to generate sufficient cash from operations and obtain financing arrangements to meet future obligations. In addition, the Companies have experienced operating losses and negative operating cash flows and are currently in default under all of their pre-petition debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.


                                          (signed) KPMG LLP


Dallas, Texas
February 22, 2001, except
  as to the second paragraph
  of note 11 which is as
  of March 6, 2001

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                          Consolidated Balance Sheets
                     December 30, 2000 and  January 1, 2000
                (in thousands of dollars, except for par value)

                               ASSETS (note 11)                                            2000                       1999
                                                                                      ------------------       --------------------
Current assets:
   Cash and cash equivalents                                                          $           32,157                      4,854
   Receivables (note 17):
      Trade, less allowances of  $43,249 in 2000 and $33,351 in 1999                             212,727                    268,499
      Other                                                                                        6,261                     17,923
   Inventories (note 6)                                                                          278,807                    423,052
   Assets held for sale (note 3)                                                                   5,281                      1,595
   Prepaid expenses                                                                                5,323                      5,502
                                                                                      ------------------       --------------------

      Total current assets                                                                       540,556                    721,425

Property, plant and equipment, net (notes 3 and 7)                                               535,391                    644,821
Intangible assets, at cost less accumulated amortization of
    $27,802 in 2000 and $26,355 in 1999 (note 2)                                                 233,480                    288,856
Other assets                                                                                      29,444                     28,287
                                                                                      ------------------       --------------------
          Total assets                                                                $        1,338,871                  1,683,389
                                                                                      ==================       ====================
           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
   Accounts payable (note 8)                                                          $           34,909                    119,848
   Accrued expenses (note 8)                                                                      58,458                     73,238
   Deferred income taxes (note 13)                                                                     -                     37,848
   Current portion of long-term debt (note 11)                                                    33,229                     85,759
   Long-term debt in default (note 11)                                                           660,790                          -
                                                                                      ------------------       --------------------
      Total current liabilities                                                                  787,386                    316,693
Long-term debt, net of current portion (note 11)                                                       -                    965,323
Deferred income taxes (note 13)                                                                        -                     67,720
Noncurrent liabilities (note 10)                                                                  40,016                     52,366
                                                                                      ------------------       --------------------

      Total liabilities not subject to compromise                                                827,402                  1,402,102
Liabilities subject to compromise (note 12)                                                      492,093                          -
                                                                                      ------------------       --------------------
          Total liabilities                                                                    1,319,495                  1,402,102
Series A redeemable convertible preferred stock, $.01 par value;
    81,411 and 65,475  shares issued and outstanding for 2000 and 1999
     respectively (note 14)                                                                       82,827                     73,898
Shareholders' equity (deficit) (notes 11 and 15):
    Preferred stock, $.01 par value; authorized 20,000,000 shares;
       only Series A issued                                                                            -                          -
    Common stock, $.01 par value; authorized 55,000,000 shares;
       14,252,069 and 14,261,886 shares issued and outstanding in
         2000 and 1999, respectively                                                                 143                        143
    Additional paid-in capital                                                                   160,120                    160,515
    Retained earnings (accumulated deficit)                                                     (222,067)                    49,269
    Currency translation adjustment                                                               (1,647)                    (1,731)
    Deferred compensation                                                                              -                       (807)
                                                                                      ------------------       --------------------

      Total shareholders' equity (deficit)                                                       (63,451)                   207,389
                                                                                      ------------------       --------------------
Commitments and contingencies (notes 9, 10 and 16)
          Total liabilities and shareholders' equity (deficit)                        $        1,338,871                  1,683,389
                                                                                      ==================       ====================


               See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                     Consolidated Statements of Operations
       Years ended December 30, 2000, January 1, 2000 and January 2, 1999
              (in thousands of dollars, except for per share data)



                                                                   2000           1999           1998
                                                                -----------    -----------    -----------
Net sales                                                       $ 1,349,627    $ 1,552,068    $ 1,509,841
Cost of goods sold (including inventory write-downs of
  $69,193  and  $4,900 in 2000 and 1999 respectively)             1,349,259      1,371,790      1,246,449
                                                                -----------    -----------    -----------
      Gross profit                                                      368        180,278        263,392

Selling, general and administrative expenses                        128,396        118,432        119,321

Impairment of long-lived assets (note 3)                            112,711          2,000              -

Restructuring charge (note 3)                                             -              -          1,539
                                                                -----------    -----------    -----------
      Earnings (loss) from operations                              (240,739)        59,846        142,532

Interest expense (contractual interest of $111,061 in 2000)         107,061         87,279         72,288
                                                                -----------    -----------    -----------
      Earnings (loss) before reorganization items and
        income taxes                                               (347,800)       (27,433)        70,244

Reorganization items (note 20)                                       19,368              -              -
                                                                -----------    -----------    -----------
      Earnings (loss) before income taxes                          (367,168)       (27,433)        70,244

Income tax expense (benefits) (note 13)                            (104,760)        (7,901)        27,389
                                                                -----------    -----------    -----------
      Net earnings (loss)                                          (262,408)       (19,532)        42,855

Preferred dividends and accretion (note 14)                           8,928         12,294          2,097
                                                                -----------    -----------    -----------
      Earnings (loss) available for common shareholders         $  (271,336)   $   (31,826)   $    40,758
                                                                ===========    ===========    ===========

Earnings (loss) per common share (note 4):
        Basic                                                   $    (19.04)   $     (2.25)   $      2.89
                                                                ===========    ===========    ===========
        Diluted                                                 $    (19.04)   $     (2.25)   $      2.52
                                                                ===========    ===========    ===========
Weighted average common shares outstanding (note 4)
        Basic                                                        14,252         14,154         14,082
                                                                ===========    ===========    ===========
        Diluted                                                      14,252         14,154         17,653
                                                                ===========    ===========    ===========



         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)


           Consolidated Statements of Shareholders' Equity (Deficit)
       Years ended December 30, 2000, January 1, 2000 and January 2, 1999
              (in thousands of dollars, except for per share data)


                                  Common  Stock                     Retained                                        Total
                              -------------------    Additional     earnings                     Currency         shareholders'
                                  Number    Par       paid-in     (accumulated     Deferred     translation          equity
                                of shares  value       capital       deficit)     compensation   adjustment        (deficit)
                              ------------ -------  -------------  ------------- -------------- -----------    ---------------
Balance at January 3, 1998     13,967,715  $   140   $    151,095  $     46,328   $         -    $   (856)     $     196,707
Comprehensive income:
    Net earnings                                                         42,855             -                         42,855
    Currency translation
     adjustments                                                                            -        (813)              (813)
                                                                                                               -------------
    Total comprehensive income                                                                                        42,042
                                                                                                               -------------
Exercise of stock options,
    including tax benefits
     of $1,637 (note 15)          154,458        1          4,545             -             -            -             4,546
Issuance of common stock -
    convertible debentures          4,422        -            171             -             -            -               171
Accretion of Series A
 Preferred Stock (note 14)              -        -              -          (216)            -            -              (216)
Preferred stock dividends
 (note 14)                              -        -              -        (1,934)            -            -            (1,934)
Common stock dividends
    declared ($.24 per share)           -        -              -        (3,383)            -            -            (3,383)
                               ----------  -------   ------------  ------------  ------------   ----------     -------------
Balance at January 2, 1999     14,126,595      141        155,811        83,650             -       (1,669)          237,933
Comprehensive loss:
    Net loss                                                            (19,532)                                     (19,532)
    Currency translation
     adjustments                                                              -                        (62)              (62)
                                                                                                               -------------
    Total comprehensive loss            -        -              -             -             -            -           (19,594)
                                                                                                               -------------
Exercise of stock options,
    Including tax benefits          3,375        -             49             -             -            -                49
     of $6 (note 15)
Issuance of restricted stock       46,398        -          1,190             -          (807)           -               383

Issuance of common stock -
    convertible debentures         85,518        2          3,465             -             -            -             3,467
Accretion of Series A
 Preferred
    Stock (note 14)                     -        -              -          (216)            -            -              (216)
Preferred stock dividends
   (note 14)                            -        -              -       (12,078)            -            -           (12,078)
Common stock dividends
    declared ($.18 per share)           -        -              -        (2,555)            -            -            (2,555)
                               ----------  -------   ------------  ------------  ------------   ----------     -------------
Balance at January 1, 2000     14,261,886      143        160,515        49,269          (807)      (1,731)          207,389
Comprehensive loss:
    Net loss                                                           (262,408)                                    (262,408)
    Currency translation
     adjustments                                                                                        84                84
                                                                                                               -------------
    Total comprehensive loss            -        -              -             -             -            -          (262,324)
                                                                                                               -------------
Restricted stock -
 amortization and
     forfeitures                  (15,469)       -           (586)            -           807            -               221
Issuance of common stock -
    convertible debentures          5,652        -            191             -             -            -               191
Accretion of Series A
 Preferred Stock
    (note 14)                           -        -              -          (216)            -            -              (216)
Preferred stock dividends
    (note 14)                           -        -              -        (8,712)            -            -            (8,712)
                               ----------  -------   ------------  ------------  ------------   ----------     -------------
Balance at December 30, 2000   14,252,069  $   143   $    160,120  $   (222,067) $          -   $   (1,647)    $     (63,451)
                               ==========  =======   ============  ============  ============   ==========     =============

                    See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                     Consolidated Statements of Cash Flows
       Years ended December 30, 2000, January 1, 2000 and January 2, 1999
                           (in thousands of dollars)


                                                                     2000          1999          1998
                                                                -------------  ------------  ------------
Cash flows from operating activities:
Net earnings (loss)                                              $  (262,408)  $   (19,532)  $    42,855
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                    65,965        60,074        54,021
     Long-lived asset impairment                                     112,711         2,000             -
     Write-down of inventory                                          69,193         4,900             -
     Reorganization items                                             17,528             -             -
     Deferred income taxes                                          (104,760)       (8,356)       22,058
     Other, net                                                        1,403            65         1,705
     Changes in assets and liabilities
      excluding effects of businesses acquired:
             Trade receivables                                        51,111       (23,240)      (16,914)
             Inventories                                              75,052         5,732       (56,372)
             Accounts payable and accrued expenses                   (11,638)      (12,641)       12,438
             Other assets and liabilities                             20,808           532        (5,181)
                                                                  ----------    ----------    ----------
       Net cash provided by operating activities                      34,965         9,534        54,610
                                                                  ----------    ----------    ----------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                 4,523           472        12,308
   Purchases of property, plant and equipment                        (33,197)      (89,737)     (133,620)
   Proceeds from disposal of assets held for sale                        402         5,679        25,935
   Payments for businesses purchased                                       -             -      (106,746)
                                                                  ----------    ----------    ----------
       Net cash used in investing activities                         (28,272)      (83,586)     (202,123)
                                                                  ----------    ----------    ----------

Cash flows from financing activities:
   Decrease in checks not yet presented for payment                   (8,427)      (18,592)         (247)
   Borrowings on revolving credit loans                              849,413       383,028       470,400
   Repayments of revolving credit loans                             (736,078)     (271,028)     (402,600)
   Proceeds from the issuance of other long-term debt                      -             -       100,000
   Retirement of long-term debt                                      (82,198)      (16,095)      (14,127)
   Payments of debt and equity issuance costs                         (2,100)            -        (1,849)
   Dividends paid                                                          -        (4,011)       (5,402)
   Proceeds from exercise of stock options                                 -            43         2,295
                                                                  ----------    ----------    ----------
       Net cash provided by financing activities                      20,610        73,345       148,470
                                                                  ----------    ----------    ----------

Net change in cash and cash equivalents                               27,303          (707)          957
Cash and cash equivalents at beginning of period                       4,854         5,561         4,604
                                                                  ----------    ----------    ----------
Cash and cash equivalents at end of period                       $    32,157   $     4,854   $     5,561
                                                                  ==========    ==========    ==========



         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


       (1)  General

       Pillowtex Corporation ("Parent") together with its subsidiaries (collectively, with Parent, the "Company"), is a North American designer, manufacturer and marketer of home textile products, offering a full line of utility and fashion bedding and complementary bedroom textile products as well as a full line of bathroom and kitchen textile products. As a supplier across all distribution channels, the Company sells its products to mass merchants, department stores, specialty retailers, catalog merchants, institutions and international customers and on the internet. The Company is organized into three major divisions: Bed and Bath, Blanket and Pillow and Pad and Other.

       On November 14, 2000 (the "Petition Date"), Pillowtex Corporation and substantially all of its domestic subsidiaries (collectively, the "Debtors"), including Fieldcrest Cannon, Inc. ("Fieldcrest Cannon"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes.

       In conjunction with the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to enable the Debtors to operate in the normal course of business during the Chapter 11 Cases. The most significant of these orders (i) permit the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (ii) authorize payment of prepetition employee salaries, wages, and benefits and reimbursement of prepetition employee business expenses, (iii) authorize payment of prepetition sales, payroll, and use taxes owed by the Debtors, (iv) authorize payment of certain prepetition obligations to customers, and (v) authorize payment of certain prepetition obligations to critical vendors to aid the Debtors in maintaining operation of their business.

       On December 6, 2000, the Bankruptcy Court also entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a $150.0 million debtor-in-possession financing facility (the "DIP Financing Facility") with Bank of America, N.A. as agent for a syndicate of financial institutions comprised of certain of the Company's prepetition senior secured lenders, and to grant first priority priming liens and mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. See Note 11.

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

       The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code.

       The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


   file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization expired on March 14, 2001; however, the Debtors have requested the Bankruptcy Court to extend such exclusive period until July 16, 2001. A hearing regarding the extension is scheduled for April 6, 2001. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity holders during the exclusive solicitation period, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

       After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock may receive no value for their interests under the plan of reorganization.

       Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations as part of the development of a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the requisite acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

       During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are in the process of reviewing their operations and identifying assets for disposition.

       The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

       The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) assuming that the Company will continue as a
   going concern.    The Company is currently operating under the jurisdiction
   of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Financing Facility, its ability to return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


       While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

       In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to an approval plan of reorganization and accordingly are not presently determinable.

       Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

(2) Summary of Significant Accounting Policies

    (a)  Principles of Consolidation

         The consolidated financial statements include the financial statements of Parent and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (b)  Fiscal Year

         The Company's fiscal year ends on the Saturday closest to December 31. Fiscal year 1998 ended January 2, 1999, fiscal year 1999 ended January 1, 2000 and fiscal year 2000 ended December 30, 2000. Each year includes the results of operations for 52 weeks.

    (c)  Statements of Cash Flows

         For purposes of reporting cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

         Supplemental disclosures of cash flow information for years 2000, 1999 and 1998 follow:

                                                2000       1999      1998
                                             ---------  ---------  ---------

             Interest paid                   $  87,535     87,906     73,223
                                             =========  =========  =========

             Income taxes paid (refunded)    $  (2,706)       769     (5,042)
                                             =========  =========  =========
    (d)  Inventories

          are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) and last-in, first-out
         (LIFO) methods (see note 6).

    (e)  Derivative Financial Instruments and Hedging Activities

         During June 1998, Statement of Financial Accounts Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended by SFAS Nos. 137 and 138, are effective for fiscal years beginning after June 15, 2000. The Company adopted the provisions of the Standards on December 31, 2000. The Company's management has reviewed the terms of material contracts and financial instruments and determined that the adoption of SFAS No. 133, as amended, did not have a material impact on its financial position or results of operations.

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

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


  (f)  Property, Plant and Equipment

       Depreciation is provided generally using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives as follows:

           Buildings and improvements                   10-39 years
           Machinery and equipment                       5-15 years
           Data processing equipment and software        5-10 years
           Furniture and fixtures                         5-8 years

       Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease using the straight-line method. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit.

  (g)  Intangibles

       Intangible assets consist primarily of goodwill ($199.1 million and $244.4 million, net of accumulated amortization of $16.8 million and $17.5 million as of December 30, 2000 and January 1, 2000, respectively) recorded in connection with the Company's acquisitions (see note 5). Goodwill represents the excess of purchase price over the fair value of net assets acquired. Amortization is provided using the straight-line method principally over an estimated useful life of 40 years.

       Other intangible assets consist principally of trademarks and deferred debt issuance costs. Trademarks are amortized using the straight-line method over their useful lives, which range from 5 to 40 years. Debt issuance costs are amortized using the effective interest method over the terms of the related debt (see note 20).

       The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The discount rate used will be based on the Company's cost of capital. Other than the impairment described in note 3, the Company believes no impairment of goodwill has occurred and that no reduction of the estimated useful lives is warranted.

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

   (i) Fair Value of Financial Instruments

       The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value. The fair value of other financial instruments are included in note 11.

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

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


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

  (m)  Advertising Expense

       The Company expenses advertising costs as incurred. Advertising expense was approximately $24.9 million, $24.9 million and $19.9 million during 2000, 1999 and 1998, respectively.

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

  (o)  Foreign Currency Translation and Transactions

       The Company's foreign subsidiaries use the local currency as the functional currency and translate their assets and liabilities into U.S. dollars using current exchange rates. Revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders' equity (deficit). Foreign currency transaction gains and losses are included in the consolidated statements of operations and were not material in any of the years presented.

  (p)  Use of Estimates

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See notes 1, 3, 12 and 16 for significant estimates, assumptions and unresolved uncertainties as a result of the Chapter 11 Cases.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


  (q)  Comprehensive Income

       Comprehensive income consists of net earnings (loss) and foreign currency translation adjustments and is presented in the consolidated statements of shareholders' equity (deficit).


  (r)  Reclassifications

       Approximately $12.8 million and $9.4 million of information technology expenses associated with the Company's manufacturing systems have been reclassified in 1999 and 1998 from selling, general and administrative expenses to cost of goods sold to conform with the presentation used in 2000.

3) Impairment of Long-lived Assets and Restructuring Charge

       Impairment of Long-Lived Assets - During the fourth quarter of 2000, the Company decided to permanently idle and sell certain manufacturing facilities and equipment and as a result determined that the carrying value of such assets was impaired. The Company also determined that given the expected future operations of the Blanket Division, the carrying value of its long-lived assets and goodwill was also impaired. The Company recorded an asset impairment charge of $112.7 million to reduce the carrying value of these assets to their fair values. This impairment charge consisted of $38.3 million for goodwill associated with the Company's Blanket Division and $74.4 million for the impairment of property, plant and equipment.

     The impairment of long-lived assets consists of the following:

            Fixed Assets:
             Blanket Division impairment                         $ 50,000
             Facilities and equipment permanently idled
             as a result of management's rationalization
             of production capacity:
                 Facilities                                         4,600
                 Equipment                                         18,100
                 Miscellaneous corporate assets                     1,700
                                                                 --------
                 Total fixed assets                                74,400

             Goodwill                                              38,311
                                                                 --------
                Total                                            $112,711
                                                                 ========

       During the fourth quarter of 2000 the Blanket Division experienced reduced customer order levels and increased pressures from competitors attempting to gain market share. As a result of these factors and the current financial condition of the Company, management decided that it should review its strategic options with respect to this business, including the possible sale of this business. The impairment reflects management's estimate of the fair value of the assets as determined by the present value of expected future cash flows to be generated by the assets, including their ultimate disposition.

       The impairment of the other manufacturing facilities and equipment resulted from management's rationalization of production capacity in connection with filing of the Chapter 11 Cases. The impairment reflects management's estimate of the fair value of the assets as determined by the present value of expected future cash flows to be generated by the assets, including their ultimate disposition.

       As the reorganization process continues, it is possible that additional asset impairments may be required and that these impairments may be material to the Company's financial position and results of operations.

       Certain of the permanently idled facilities and equipment were included in the assets held for sale in

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


   the accompanying balance sheet as of December 30, 2000, at a carrying value of $5.3 million. Management expects to sell these assets during the second and third quarters of 2001.

       Management expects to incur certain exit costs to close certain of the idled facilities in 2001. These costs include severance, equipment relocation costs and facility closure costs. The costs are estimated to total approximately $5.0 million and will be incurred and recognized in the second and third quarters of 2001.

       During 1999, a $2.0 million impairment charge was recorded to reduce the carrying value of the Opelika facility, which was closed in the first quarter of 1999, to its estimated fair value.

       Restructuring Charge - During the fourth quarter of 1997, the Company committed to a plan to consolidate its blanket production into its facilities in Swannanoa, North Carolina and Westminster, South Carolina. The aggregate cost of this restructuring was estimated to be approximately $7.5 million, of which approximately $6.0 million (associated with the impairment of certain assets and other expenses) was recognized in 1997, and the remaining $1.5 million (associated with employee severance) was expensed in the first quarter of 1998. Expenditures related to the restructuring were substantially complete as of the end of 1998.

(4)  Earnings Per Share

       The following table reconciles the numerators and denominators of basic and diluted earnings per share for 2000, 1999 and 1998. In 2000 and 1999, losses rendered all potentially dilutive securities anti-dilutive, therefore basic and diluted per share losses for those years are the same. In 1998, options for 500,000 shares were not included in the computation of diluted earnings per share because including them would have been anti-dilutive.

                                                     2000                     1999                    1998
                                             ---------------------    ---------------------    --------------------
                                                 Loss      Shares        Loss      Shares       Earnings    Shares
                                             ---------------------    ---------------------    --------------------
Basic - earnings (loss) available for
       common shareholders                   $ (271,336)    14,252    $  (31,826)    14,154    $   40,758    14,082
Effect of dilutive securities:
       Stock options                                  -          -             -          -             -       207
       Convertible debentures                         -          -             -          -         1,577       656
       Convertible preferred stock                    -          -             -          -         2,097     2,708
                                             ---------------------    ---------------------    --------------------
Diluted - earnings (loss) available for
 common shareholders plus assumed
       conversions                           $ (271,336)    14,252    $  (31,826)    14,154    $   44,432    17,653
                                             =====================    =====================    ====================

(5)    Acquisitions

       On July 28, 1998, the Company acquired the net assets of The Leshner Corporation ("Leshner"), a 91 year-old manufacturer of towels and terry-related products, for a purchase price of $41.8 million in cash (including acquisition costs). In connection with the acquisition, the Company retired $32.5 million of outstanding Leshner debt. The acquisition and related debt retirement were financed through the term loan under the senior credit facilities (see note 11). The purchase price exceeded the fair value of net assets acquired by approximately $27.8 million, which is being amortized on a straight-line basis over 40 years. The acquisition has been accounted for under the purchase method of accounting, and, accordingly, results of operations of Leshner have been included in the consolidated statements of operations since the acquisition date.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)



(6) Inventories

       Inventories consist of the following at December 30, 2000 and January 1, 2000:

                                              2000            1999
                                          -----------      -----------

           Finished goods                 $   130,841          218,381
           Work-in-process                     93,967          136,924
           Raw materials                       41,706           44,424
           Supplies                            12,293           23,323
                                          -----------      -----------
                                          $   278,807          423,052
                                          ===========      ===========


       At December 30, 2000 and January 1, 2000 and, 71% and 57%, respectively, of inventories were valued at LIFO which approximates current replacement cost. The remaining inventories are valued at FIFO. Inventories are net of related reserves of approximately $74.7 million and $17.2 million at December 30, 2000 and January 1, 2000, respectively.

       During the fourth quarter of 2000 the Company recorded a $69.2 million write-down of excess, obsolete and distressed inventory. This charge was reflected in cost of goods sold and resulted from (i) a slow down in the retail environment, (ii) the impact of the filing of the Chapter 11 Cases on November 14, 2000 and (iii) the decision to review the Company's strategic alternatives with respect to the Blanket Division. The Chapter 11 Cases have increased the pressure on the Company to liquidate its excess, obsolete and distressed inventory in a shorter timeframe than in the past. As a result, the Company estimates it will receive lower prices when selling such inventory and have less flexibility to pursue alternative uses for such inventory.

       During 1999, the Company recorded a $4.9 million write-down to reduce certain inventory at the Blanket Division to its net realizable value.

(7) Property, Plant and Equipment

       Property, plant and equipment are stated at cost and consist of the following at December 30, 2000 and January 1, 2000:

                                                          2000        1999
                                                       ---------    ---------

      Land                                             $  27,671       29,912
      Buildings and improvements                         167,143      196,048
      Machinery and equipment                            376,254      405,495
      Data processing equipment and software             100,782       95,866
      Furniture and fixtures                               5,991        6,673
      Leasehold improvements                               2,567        4,090
      Projects in progress                                 8,562       57,120
                                                       ---------    ---------
                                                         688,970      795,204
      Less accumulated depreciation and amortization    (153,579)    (150,383)
                                                       ---------    ---------
                                                       $ 535,391      644,821
                                                       =========    =========

       The significant components of the decrease in property, plant and equipment at December 30, 2000 are impairments and reclassifications to assets held for sale of $79.6 million, disposals of $4.8 million, and depreciation of $58.2 million, all of which are partially offset by capital expenditures of $33.2 million.

       Interest costs of $0.9 million, $5.6 million and $4.7 million, incurred during 2000, 1999 and 1998, respectively, for the purchase and construction of qualifying fixed assets, were capitalized and are being amortized over the related assets' estimated useful lives.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)




(8) Accounts Payable and Accrued Expenses

       Accounts payable includes $12.1 million and $20.5 million at December 30, 2000 and January 1, 2000, respectively, of checks not yet presented for payment on zero balance disbursement accounts.

       Accrued expenses consist of the following at December 30, 2000 and January 1, 2000:

                                                       2000            1999
                                                   ------------   ------------

    Employee-related compensation and benefits     $     10,658         18,313
    Insurance and worker's compensation                  12,428         15,812
    Customer rebates                                      8,692         14,162
    Interest and commitment fees                          3,731          6,972
    Advertising                                           7,699            795
    Royalties and commissions                               306          4,115
    Other accrued expenses                               14,944         13,069
                                                   ------------   ------------
                                                   $     58,458         73,238
                                                   ============   ============

       At December 30, 2000, certain accrued expenses have been classified as liabilities subject to compromise (see note 12).

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

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


                                                                   2000                      1999
                                                               --------------             -------------
Change in benefit obligation:
  Benefit obligation at beginning of year                      $      296,889                   337,939
  Service cost                                                          6,667                     7,615
  Plan amendments                                                           -                       773
  Interest cost                                                        22,740                    21,892
  Actuarial (gain) loss                                                 4,973                   (48,420)
  Benefits paid                                                $      (20,770)                  (22,910)
                                                               --------------             -------------
     Benefit obligation at end of year                         $      310,499                   296,889
                                                               ==============             =============

 Change in plan assets:
  Fair value of plan assets at beginning of year               $      370,840                   336,642
  Actual return on plan assets                                         15,283                    57,108
  Benefits paid                                                       (20,770)                  (22,910)
                                                               --------------             -------------
     Fair value of plan assets at end of year                  $      365,353                   370,840
                                                               ==============             =============
Funded status:
  Benefit obligation                                           $     (310,499)                 (296,889)
  Fair value of plan assets                                           365,353                   370,840
  Unrecognized transition asset                                           (26)                      (35)
  Unrecognized prior service cost                                         805                       909
  Unrecognized net actuarial gain                                     (37,285)                  (64,044)
                                                               --------------             -------------
     Prepaid benefit cost                                      $       18,348                    10,781
                                                               ==============             =============


                                                                   2000          1999        1998
                                                                 -----------   ---------  -----------
Weighted average assumptions as of  December 30, 2000,
 January 1, 2000 and January 2, 1999:
  Discount rate                                                         7.75%        8.00%      6.75%
  Expected return                                                  9.00-9.50%  9.00-10.50% 9.00-9.50%
  Compensation increase rate                                            3.50%       4.00%       4.00%

Components of net periodic pension cost:
  Service cost                                                    $    6,667       7,615       7,730
  Interest cost                                                       22,740      21,892      21,070
  Expected return on plan assets                                     (34,272)    (34,379)    (28,503)
  Recognized net actuarial (gain)                                     (2,798)         (2)          -
  Amortization of transition asset                                        (8)         (8)         (8)
  Amortization of prior service cost                                     104          35          35
                                                                  ----------   ---------   ---------
     Net periodic pension cost                                    $   (7,567)     (4,847)        324
                                                                  ==========   =========   =========


       The Company also sponsors employee savings plans that cover substantially all employees. The Company's matching provisions under these plans vary, with some matches being discretionary. The matching formulas of certain plans can be changed annually. In 2000, 1999 and 1998, the Company incurred costs of $3.0 million, $3.2 million and $3.5 million respectively, to provide matching contributions for those plans with matching provisions.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


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

                                                                   2000                        1999
                                                          ------------------------      --------------------
Change in benefit obligation:
  Benefit obligation at beginning of year                  $                34,418                    38,090
  Service cost                                                                 497                       582
  Interest cost                                                              2,311                     2,430
  Actuarial gain                                                            (3,361)                   (3,947)
  Benefits paid                                                             (2,218)                   (2,737)
                                                           -----------------------      --------------------
     Benefit obligation at end of year                     $                31,647                    34,418
                                                           =======================      ====================

Change in plan assets:
Fair value of plan assets at beginning of year             $                     -                         -
  Employer contributions                                                     2,218                     2,737
  Benefits paid                                                             (2,218)                   (2,737)
                                                           -----------------------      --------------------
     Fair value of plan assets at end of year              $                     -                         -
                                                           =======================      ====================

Funded status:
  Benefit obligation                                       $               (31,647)                  (34,418)
  Unrecognized net actuarial gain                                           (7,294)                   (4,275)
                                                           -----------------------      --------------------
     Accrued postretirement benefit cost included in
         accrued expenses and noncurrent liabilities       $               (38,941)                  (38,693)
                                                           =======================      ====================

                                                                2000              1999                  1998
                                                           ----------------------------------------------------
Weighted average assumptions as of December 30, 2000,
January 1, 2000 and, January 2, 1999:
  Discount rate                                                   7.75%             8.00%                 6.75%
  Compensation increase rate                                      3.50%             4.00%                 4.00%

Components of net periodic postretirement cost:
  Service cost                                             $        497              582                   709
  Interest cost                                                   2,311            2,430                 2,465
  Amortization of actuarial gain                                   (342)             (28)                 (181)
                                                           ---------------------------------------------------
     Net periodic postretirement benefit cost              $      2,466            2,984                 2,993
                                                           ===================================================

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)



(11)  Long-term Debt and Liquidity

       Long-term debt consists of the following at December 30, 2000 and January 1, 2000:

                                                                                                2000                   1999
                                                                                         -----------------      -----------------
Revolver                                                                                 $         373,398                259,800
Overline Credit Facility                                                                            35,000                 35,000
Term loans                                                                                         268,090                341,500
DIP Financing Facility                                                                                   -                      -
Industrial revenue bonds with interest rates from 3.60% to 7.85% and maturities
    through July 1, 2021; generally collateralized by land and buildings                            14,925                 16,814
9% Senior Subordinated Notes due 2007                                                              185,000                185,000
10% Senior Subordinated Notes due 2006                                                             125,000                125,000
6% Convertible Subordinated Sinking Fund Debentures due in 2012 (effective rate of
    8.72%, $14.3 million in unamortized discount at January 1,  2000)                               90,417                 82,205
Other debt                                                                                           2,606                  5,763
                                                                                         -----------------      -----------------
Total debt                                                                                       1,094,436              1,051,082
Less:
   Current portion                                                                                 (33,229)               (85,759)
   Long-term debt in default                                                                      (660,790)                     -
   Liabilities subject to compromise (see note 12)                                                (400,417)                     -
                                                                                         -----------------      -----------------
Total long-term debt                                                                     $               -                965,323
                                                                                         =================      =================

        DIP Financing Facility

        On December 6, 2000, the Bankruptcy Court entered the DIP Financing Order authorizing the Debtors to enter into the $150.0 million DIP Financing Facility and to grant first priority primary liens, mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. On March 6, 2001, the DIP Financing Facility was amended to, among other things, reduce the amount of the facility to $125.0 million.

        Under the terms of the DIP Financing Facility, as amended, a $125.0 million revolving credit facility, including up to $60.0 million for postpetition letters of credit, is available to the Company until the earliest of (a) November 14, 2001, (b) the date on which the plan of reorganization becomes effective, (c) any material non-compliance with any of the terms of the DIP Financing Order, (d) any event of default that shall have occurred under the DIP Financing Facility, or (e) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. Upon the satisfaction of certain conditions, the November 14, 2001 maturity date could be extended for an additional period of six months upon payment of an extension fee equal to 0.50% of the portion of the DIP Financing Facility being extended. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of London Interbank Offered Rate ("LIBOR") plus 3.50% or Bank of America's Base Rate (which is the higher of Federal Funds Rate or Prime Rate plus, in either case, 0.05%) plus 1.00%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.50%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility is secured by a first priority priming lien on the real and personal assets of the Company

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


     that also secure the prepetition senior secured credit facilities described below and a junior lien on certain plant and equipment that secure six industrial revenue bond facilities described below (the "IRB Facilities") aggregating approximately $14.9 million as of December 30, 2000, and certain obligations to the Pension Benefit Guaranty Corporation. The documentation evidencing the DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. The net proceeds of certain asset sales outside the ordinary course of business reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business are applied as a permanent reduction of the DIP Financing Facility.

        As of December 30, 2000, the Company had $17.9 million in letters of credit outstanding under the DIP Financing Facility. Availability under the DIP Financing Facility as of December 30, 2000, was $107.1 million. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

        Senior Debt Facilities

        In December 1997, in connection with the Fieldcrest Cannon acquisition, the Company entered into senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America, N.A. acts as the administrative and collateral agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, the Company amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of Leshner, allowing the Company to fund the transaction and reduce borrowings under the revolving credit facility. Effective March 12, 1999, the revolving credit facility was amended to permit the Company to use for working capital one-half of a $61.0 million portion of the facility held as contingency reserve for cash payments required upon conversion of the 6% Convertible Debentures, thereby increasing availability under that facility. Effective October 1, 1999, the revolving credit facility was further amended to permit the Company to use the other half of the contingency reserve for working capital, thereby increasing availability under that facility. At the end of the third and fourth quarters of its 1999 fiscal year, the Company was not in compliance with certain financial covenants under its senior debt facilities. The Company obtained a series of temporary waivers of this non-compliance. Effective as of December 7, 1999, the Company agreed to certain amendments to the senior debt facilities, principally related to cash management, additional collateral, adjustments to restrictive covenants, and borrowings under, and uses of proceeds from, the revolving credit facility. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance with financial covenants and the senior debt facilities were further amended to shorten their terms to maturity and accelerate the related amortization schedule for repayment of principal, to eliminate reinstatement of the contingency reserve requirement referred to above, to increase the applicable interest rate margins (subject to reduction if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") exceeded a specified level for the 2000 fiscal year), to add a covenant requiring that EBITDA must exceed specified levels for future fiscal periods and eliminate all other financial covenants, to modify certain restrictive covenants, to limit borrowings under the revolving credit facility based on a formula tied to 45% of eligible inventory plus 80% of eligible accounts receivable, and to provide for a series of reductions in the commitment under the revolving credit facility. On September 30, 2000, and prior to the Petition Date, the Company was not in compliance with its EBITDA financial covenant under the senior debt facilities. The Company obtained from its senior lenders a temporary waiver of such non-compliance through November 7, 2000, during which time the Company engaged in active discussions with its senior lenders to obtain an extended or permanent waiver of such non-compliance. The Company was unable to reach such an agreement with its senior lenders and the waiver expired on November 7, 2000. On November 8, 2000, the agent for the senior lenders delivered a notice of default to the Company that declared an event of default under the senior debt facilities based upon such non-compliance with its EBITDA financial covenant. The senior lenders did, however, forbear from

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


     exercising rights and remedies under the senior debt facilities and agreed to continue to make available to the Company the unused credit capacity under the revolving credit facility until December 7, 2000. In addition, on November 8, 2000, the senior lenders issued a Payment Blockage Notice to the Company and the indenture trustee for the Company's 10% Senior Subordinated Notes due 2006 (the "10% Notes") prohibiting payment by the Company of the semi-annual interest payment in the aggregate amount of approximately $6.25 million due to the holders of the 10% Notes on November 15, 2000. In addition, the Company was obligated to make a semi-annual interest payment on its 9% Senior Subordinated Notes due 2007 (the "9% Notes") on December 15, 2000 aggregating $8.3 million, which payment the senior lenders likewise indicated they would also block. As a result of the circumstances confronting the Company and its inability to refinance the senior debt facilities or obtain additional capital, the Debtors filed the Chapter 11 Cases on November 14, 2000.

        As of December 30, 2000, the Company had $14.6 million in letters of credit outstanding under the prepetition revolving credit facility. As these prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

        As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities for 2000 was 10.1%. The senior debt facilities expire on January 31, 2002.

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

        Overline Facility

        In May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility (overline facility) in order to obtain additional working capital availability. On July 27, 1999, the overline facility was amended to increase the amount of funds available to $35.0 million. At the end of the third and fourth quarters of its 1999 fiscal year, the Company was not in compliance with certain financial covenants under the overline facility, the covenants of which are incorporated by reference to the senior debt facilities described above. The Company obtained a series of temporary waivers of this non-compliance and extensions of the maturity date. Effective as of December 7, 1999, the Company agreed to certain amendments to the overline facility, resulting in the overline facility being secured by the assets securing the senior debt facilities described above. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance and the overline facility was amended to lengthen its term to maturity, to impose an amortization schedule for the repayment of principal, and to increase the applicable interest rate margins (subject to reduction if EBITDA exceeded a specified level for the 2000 fiscal year).

        The overline facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the overline facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The overline facility matures upon termination by the Company at any time or otherwise at the earliest of: (i) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or (ii) January 31, 2002.

        For the reasons discussed above with respect to the default under the senior debt facilities, the Company is also in default under the overline facility.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)



        Senior Subordinated Debt

        In connection with the Fieldcrest Cannon acquisition, the Company issued $185.0 million of the 9% Notes, with interest payable semiannually commencing June 15, 1998. The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below.

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

        As a result of the filing of the Chapter 11 Cases, the Company is in default under the indentures governing both the 9% Notes and the 10% Notes. See Note 12.

        Fieldcrest Cannon 6% Convertible Debentures

        As a result of the Company's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Debentures are convertible, at the option of the holders, into a combination of cash and the Common Stock. During the fourth quarter of 1999, the Company notified the holders of the 6% Convertible Debentures that it was not practicable or prudent for payments to be made in respect of the conversion of the 6% Convertible Debentures and advised holders that had given notice of conversion and surrendered their 6% Convertible Debentures that they could rescind their notice of conversion, return to the Company any Common Stock that had been issued to them, and have their 6% Convertible Debentures reinstated. Although many holders did rescind and return their Common Stock, other holders could not rescind because they had already sold their Common Stock. As of September 30, 2000, the cash component remaining to be paid in respect of the 6% Convertible Debentures that had been surrendered without subsequent rescission was approximately $5.2 million. Including the cash component just mentioned, as of September 30, 2000, approximately $90.4 million aggregate principal amount of the 6% Convertible Debentures remained outstanding, including 6% Convertible Debentures that had been surrendered without subsequent rescission. If all such outstanding 6% Convertible Debentures were converted at such date, including those surrendered without subsequent rescission, the resulting cash component to be paid to the holders of the 6% Convertible Debentures would have been approximately $57.2 million.

        Prior to the Petition Date, the Company was prohibited under the terms of the indentures governing the 9% Notes and the 10% Notes from making payments in respect of the 6% Convertible Debentures except for interest payments and payments at maturity or pursuant to sinking fund obligations. In an effort to address both (i) the unpaid cash portion of the conversion consideration owing to those holders of 6% Convertible Debentures who had surrendered their debentures for conversion but had not been paid the cash portion of the conversion consideration (the "Cash Claimants") and (ii) the cash payment prohibition in respect of any future conversions, the Company initiated discussions with certain holders of the 6% Convertible Debentures regarding a potential restructuring of the 6% Convertible Debentures. Notwithstanding months of effort, the parties to those discussions were unable to agree upon a mutually satisfactory comprehensive restructuring of the 6% Convertible Debentures and amounts owing to the Cash Claimants. In September 2000, the Company notified the holders of the 6% Convertible Debentures of its plan for making payments to the Cash Claimants. Pursuant to the plan, the Company agreed to pay out as a "scheduled payment" cash in the amount of approximately $3.8 million annually to the Cash Claimants, which is the amount of cash sufficient to complete the conversion of $6.25 million principal amount of the 6% Convertible Debentures annually and utilize such converted 6% Convertible Debentures as a credit to satisfy its annual sinking fund obligation under the indenture governing the 6% Convertible Debentures. As part of the plan and in accordance with the terms of the indenture governing the 6% Convertible

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)



     Debentures, the Company agreed to pay out cash to the Cash Claimants in order to complete and finalize Debenture conversions and utilize such converted Debentures as credits to satisfy its annual sinking fund obligations as follows: (i) approximately $3.8 million on September 28, 2000, (ii) approximately $3.8 million on March 16, 2001, and (iii) the balance owing to Cash Claimants on March 18, 2002. Under the plan, these cash payments would be made by the Company to the Cash Claimants in the order the 6% Convertible Debentures were presented for conversion, i.e., on a first to convert, first to be paid basis. The unpaid cash portion for each Cash Claimant would be evidenced by a non-interest bearing subordinated promissory note executed by Fieldcrest Cannon (the "Cash Claimant Notes"). Pursuant to the plan, the Company made the first scheduled payment on September 28, 2000. As of December 30, 2000, the aggregate principal amount of the outstanding Cash Claimant Notes was $5.2 million.

        As a result of the filing of the Chapter 11 Cases, Fieldcrest Cannon is in default under the indenture governing the 6% Debentures and the Cash Claimant Notes. See note 12.

        Industrial Revenue Bonds

        The Company has obligations in respect of six industrial revenue bond facilities. The IRB Facilities are secured by liens on specified plants and equipment. As of December 30, 2000, $14.9 million of bonds in the aggregate were outstanding under the IRB Facilities.

        As a result of the default on the senior debt facilities and the filing of the Chapter 11 Cases, the Company is in default of its obligations under each of the IRB Facilities.

        Adequacy of Capital Resources

        As discussed above, the Debtors are operating their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding Pillowtex's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based on current and anticipated levels of operations, and efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, Pillowtex's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

        Fair Value

        The carrying and fair values of the Company's financial instruments, estimated by discounting the future cash flows using rates currently available or obtaining market prices as of December 30, 2000 and January 1, 2000, are shown below.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


                                                              2000                                        1999
                                                -------------------------------------      --------------------------------------
                                                     Carrying              Fair                  Carrying               Fair
                                                      Amount               Value                  Amount                Value
                                                ----------------    -----------------      ------------------     ---------------
  Revolver                                      $        373,398              233,374                 259,800             259,800
  Overline Credit Facility                                35,000               21,875                  35,000              35,000
  Term loans                                             268,090              167,556                 341,500             341,500
  Industrial revenue bonds and other debt                 17,531               10,957                  22,577              20,064
  9% Senior Subordinated Notes due 2007                  185,000                9,250                 185,000              64,750
  10% Senior Subordinated Notes due 2006                 125,000                6,625                 125,000              45,000
  6% convertible
      subordinated sinking fund
      debentures due 2012                                 90,417                3,617                  82,205              28,785
                                                ----------------    -----------------      ------------------    ----------------
  Total                                         $      1,094,436              453,254               1,051,082             794,899
                                                ================    =================      ==================     ===============


        As of January 1, 2000, the Company had approximately $345.0 million of notional amounts covered under interest rate swap agreements whereby the Company exchanged floating rates for fixed rates. The weighted average fixed and floating rates were 4.70% and 5.96%, respectively. As of December 30, 2000, the Company had no swap agreements in place. The fair value of the swap agreements at January 1, 2000 was $4.0 million.

        Scheduled Maturities

        Aggregate maturities of long-term debt for each of the five years following December 30, 2000 and thereafter, assuming the unpaid principal balance at December 30, 2000 under the revolving credit facilities remains unchanged and based on the contractual terms of the instruments prior to the filing of the Chapter 11 Cases, are as follows:

           Year                        Amount
                                     ----------
           2001                      $   37,043

           2002                         655,255

           2003                           6,710

           2004                           6,710

           2005                           6,250

           Thereafter                   382,468



(12) Liabilities Subject to  Compromise

       The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases are identified below. The amounts set forth below may vary significantly from the stated amounts of proofs of claim that may be filed with the Bankruptcy Court and may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. In addition, other claims may arise from the rejection of additional leases and executory contracts by the Debtors.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)

          9% Senior Subordinated Notes due 2007                                                    185,000
          10% Senior Subordinated Notes due 2006                                                   125,000
          6% Convertible Subordinated Sinking Fund Debentures due 2012                              90,417
                                                                                         -----------------
              Total long-term debt                                                                 400,417
                                                                                         -----------------
          Interest accrued on above notes and debentures                                            14,448
          Accounts payable                                                                          55,322
          Nonqualified pension plan liability                                                       11,673
          Other accrued expenses                                                                    10,233
                                                                                         -----------------
                                                                                         $         492,093
                                                                                         =================

       As a result of the filing of the Chapter 11 Cases, no principal or interest payments will be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest of $4.0 million on prepetition unsecured obligations has not been accrued after the Petition Date.

(13)    Income Taxes

       The components of income tax expense (benefit) are as follows:

                                                                         2000                 1999                 1998
                                                                   ---------------      ---------------      ----------------
U.S. federal - current                                             $             -                 (600)                3,916
U.S. federal - deferred                                                    (96,326)              (6,362)               17,881
State and foreign taxes - current                                                -                  200                 1,415
State and foreign taxes - deferred                                          (8,434)              (1,139)                4,177
                                                                   ---------------      ---------------      ----------------
                                                                   $      (104,760)              (7,901)               27,389
                                                                   ===============      ===============      ================



        A reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35% of earnings/(loss) before income taxes to the actual provision for income taxes is as follows:

                                                                         2000                 1999                  1998
                                                                   ---------------      ---------------      ----------------
Expected tax at U.S. statutory rate                                $      (128,508)              (9,602)               24,585
Amortization of goodwill                                                     1,956                2,308                 1,695
State and foreign taxes, net of federal effect                             (11,597)                (610)                  933
Change in valuation allowance                                               32,666                    -                     -
Other                                                                          723                    3                   176
                                                                   ---------------      ---------------      ----------------
                                                                   $      (104,760)              (7,901)               27,389
                                                                   ===============      ===============      ================

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) as of January 1, 2000 and December 30, 2000 are presented below:


                                                                                    2000                     1999
                                                                             -------------------      -------------------
Deductible temporary differences & carryforwards:
   Package design costs                                                      $                72                    1,114
   Accrued employee benefits                                                              11,865                      390
   State deferred income taxes                                                            18,613                      899
   Accruals and allowances                                                                19,363                   21,006
   Operating losses and credit carryforwards                                              98,774                   26,293
   Other                                                                                   5,236                   10,182
                                                                             -------------------      -------------------
          Total gross deferred tax assets                                                153,923                   59,884

             Less valuation allowance                                                    (32,666)                       -
                                                                             -------------------      -------------------
     Net deferred tax assets                                                             121,257                   59,884
                                                                             -------------------      -------------------
Taxable temporary differences:
 Inventory costs and reserves                                                            (25,561)                 (45,870)
 Depreciable assets                                                                      (72,338)                 (97,787)
 State deferred income taxes                                                             (13,613)                  (9,333)
 Trademarks                                                                               (9,745)                 (12,128)
 Goodwill                                                                                      -                     (334)
                                                                             -------------------      -------------------
   Total gross deferred tax liabilities                                                 (121,257)                (165,452)
                                                                             -------------------      -------------------

   Net deferred tax liabilities                                              $                 -                 (105,568)
                                                                             ===================      ===================

       At December 30, 2000, the Company has $262.8 million of federal and state operating loss carryforwards expiring 2006 through 2020, $1.9 million general business tax credit carryforward expiring 2005 through 2020 and $6.7 million unused alternative minimum tax credit carryforward that does not expire.

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at December 30, 2000 to be realized as a result of the reversal of existing taxable temporary differences.

       As part of the above analysis, a $32.6 million valuation allowance was established during the year ended December 30, 2000.

(14) Redeemable Convertible Preferred Stock

       On December 19, 1997, the Company issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65.0 million less $2.1 million of issue costs. Accretion is being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrued from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate increased to 10% as a result of the Company's earnings per share for 1999 falling below predetermined targets. During the third and fourth quarters of 1999, the Company accrued and paid in kind a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock. Under the terms of the Series A Preferred Stock, dividends can be paid in cash or additional shares of Series A Preferred Stock until December 2002, at which time they must be paid in cash. Under the DIP Financing Facility, the Company is

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


   prohibited from paying any dividends on the Series A Preferred Stock. A total of 81,411 shares of Series A Preferred Stock were outstanding as of December 30, 2000. The commencement of the Chapter 11 Cases constitutes an "Event of Noncompliance" under the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provide that upon the occurrence of an Event of Noncompliance, the dividend rate on such stock will increase immediately to the lesser of 18% per annum and the maximum rate permitted by law. Accordingly, as of the Petition date, dividends on the Series A Preferred Stock began accruing at 18% per year, compounding quarterly.

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


(15)  Stock Options

       In 1993, the Company established a stock option plan under which options may be granted to eligible employees and non-employee directors of the Company. Under the stock option plan, the Board of Directors may grant either nonqualified stock options or incentive stock options.

       At December 30, 2000, there were 541,000 shares available for grant under the stock option plan. The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $2.52, $6.46 and $12.81 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                                          2000                     1999                  1998
                                                                 --------------------      --------------------      --------------

     Expected dividend yield                                              0.0%                      0.0%                 1.06%
     Stock price volatility                                              60.51                     46.53                36.87
     Risk-free interest rate                                              6.33                      5.35                 5.48
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

                                                                           2000                     1999               1998
                                                                    -----------------      -------------------      ---------------

     Earnings (loss) available for common shareholders:
        As reported                                                   $      (271,336)              (31,826)          40,758
        Pro forma                                                            (272,951)              (33,410)          39,280

     Earnings (loss) per share:
        As reported - basic                                           $        (19.04)                (2.25)            2.89
        As reported - diluted                                                  (19.04)                (2.25)            2.52
        Pro forma - basic                                                      (19.15)                (2.36)            2.79
        Pro forma - diluted                                                    (19.15)                (2.36)            2.43

       All options are granted at an exercise price not less than the fair market value of the common stock at the date of grant. The option period may not be more than ten years from the date the option is granted, and options generally vest over a four-year period.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)




       A summary of option activity during 1998, 1999 and 2000 follows:

                                                                                                  Weighted average
                                                                             Shares                exercise price
                                                                       ----------------      -------------------------

     Outstanding at January 3, 1998
      (289 shares exercisable)                                                      742                         $15.76
     Granted                                                                        562                          34.26
     Exercised                                                                     (154)                         14.86
     Canceled                                                                      (251)                         23.14
                                                                       ----------------
     Outstanding at January 2, 1999
      (142 shares exercisable)                                                      899                          25.36
     Granted                                                                        418                          14.32
     Exercised                                                                       (3)                         12.72
     Canceled                                                                      (272)                         22.00
                                                                       ----------------

     Outstanding at January 1, 2000                                               1,042                          20.80
      (296 shares exercisable)
     Granted                                                                        506                           4.38
     Canceled                                                                      (408)                          5.44
     Outstanding at December 30, 2000                                  ----------------
     (387 shares exercisable)                                                     1,140                          15.03
                                                                       ================

       The table below provides weighted average exercise prices and weighted average remaining contractual life of options outstanding at December 30, 2000, segregated based upon ranges of exercise prices.


                                                                                                  Weighted
                                                                                                   average
                                                              Weighted         Weighted           remaining
                                   Number       Number         average          average          contractual
                                 of options   of options   exercise price   exercise price          life
                                 outstanding  exercisable   (outstanding)    (exercisable)      (outstanding)
                                --------------------------------------------------------------------------------
     $2.56 - $4.32                   392           25          $ 4.18           $ 4.31              9.11
     $4.56 - $15.63                  245          109            8.73            12.13              6.89
     $15.88 - $31.81                 290          146           20.58            19.59              6.91
     $33.50 - $44.38                 213          107           34.71            34.71              6.92

(16) Commitments and Contingent Liabilities

       Manufacturing equipment and facilities at certain locations, showrooms, sales offices and warehouse space are leased under non-cancelable operating lease agreements. These leases generally require the Company to pay all executory costs such as maintenance and taxes. Rental expense for operating leases was approximately $37.8 million, $36.4 million and $24.7 million during 2000, 1999 and 1998, respectively.

       Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), which expire at various dates through 2009, are as follows:

      Year                                         Amount
                                                 ----------
      2001                                       $  24,685
      2002                                          21,819
      2003                                          20,735
      2004                                          19,856
      2005                                          17,064
     Thereafter                                     22,151

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)



       At December 30, 2000, the Company had $119.3 million in outstanding cotton purchase commitments.

       From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of all matters currently pending will not have a materially adverse effect on the Company's financial position, results of operations, or liquidity.

       As described in note 1, as debtors-in-possession, the Debtors have the right to assume or reject executory contracts and leases. The Debtors are in the process of reviewing their executory contracts and leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. Such rejections could result in additional liabilities subject to compromise.


(17)  Concentration of  Risk

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

        Sales to the Company's two individual major customers, including their affiliated entities, each accounted for approximately 26.5% and 8.4% of net sales in 2000. These two customers each accounted for approximately 20.5% and 9.6% of net sales in 1999 and 23.6% and 6.9% of net sales in 1998. As a result of the Chapter 11 Cases, the Company may have added difficulty retaining its customers, such as these major customers.

        Pillowtex may have difficulty in maintaining existing or creating new relationships with suppliers or vendors as a result of the Chapter 11 Cases. Pillowtex's suppliers and vendors may stop providing supplies or services to Pillowtex or provide such supplies or services only on "cash on delivery," "cash on order," or other terms that could have an adverse impact on Pillowtex's short-term cash flow.

(18)  Segment Information

       The Company manufactures textile products for the bedroom, bathroom and kitchen and markets them to department stores, discount stores, specialty shops and certain institutional customers and over the internet. The Company is organized into three major divisions that it considers operating segments:
   Bed and Bath, Blanket, and Pillow and Pad. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, towels, bath rugs and kitchen textile products. The Blanket Division manufactures and sells blanket products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters and mattress pads. Other includes the Company's retail stores and corporate activities.

       The accounting policies of the divisions are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates division performance based on gross profit. Interdivisional sales are not material.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)



       Information about the Company's divisions is presented below:


                                                              Year Ended December 30, 2000
                                              ----------------------------------------------------------------------------
                                                    Bed           Pillow
                                                    and             and
                                                   Bath             Pad         Blanket        Other(1)          Total
                                              ---------------  -------------  ------------  ------------     -------------
Net sales                                     $       942,604        286,666       90,623         29,734         1,349,627
Gross profit (2)                                        7,370         22,252      (37,785)         8,531              368
Depreciation & amortization (3)                        42,122          4,414        6,168         13,261            65,965
Total assets                                        1,005,071        118,268       47,830        167,702         1,338,871
Capital expenditures                                   22,884            899          733          8,681            33,197


                                                                 Year Ended January 1, 2000
                                              ----------------------------------------------------------------------------
                                                     Bed          Pillow
                                                     and            and
                                                     Bath           Pad         Blanket        Other(1)          Total
                                              ---------------  -------------  ------------   ------------    -------------
Net sales                                     $     1,095,344        303,969       119,634         33,121        1,552,068
Gross profit (4)                                      121,967         57,690       (10,235)        10,856          180,278
Depreciation & amortization (3)                        40,809          5,081         7,763          6,421           60,074
Total assets                                        1,170,803        146,920       191,119        174,547        1,683,389
Capital expenditures                                   46,815          5,670         6,230         31,022           89,737



                                                               Year Ended January 2, 1999
                                              ----------------------------------------------------------------------------
                                                    Bed          Pillow
                                                    and            and
                                                   Bath            Pad          Blanket         Other(1)         Total
                                              ---------------  -------------  ------------   ------------    -------------
Net sales                                     $     1,035,932        297,473       140,924         35,512        1,509,841
Gross profit                                          192,687         54,829         3,096         12,780          263,392
Depreciation & amortization (3)                        38,115          5,300         8,133          2,473           54,021
Total assets                                        1,123,693        160,434       216,474        153,553        1,654,154
Capital expenditures                                   81,445          3,784        10,647         37,744          133,620

(1) Includes retail stores and miscellaneous Corporate activities. Corporate amounts include primarily data processing equipment and software and other enterprise-wide assets not allocated to the segments.
(2) Includes inventory write-downs of $39.8 million in the Bed and Bath Division, $8.2 million in the Pillow and Pad Division, $19.7 million in the Blanket Division and $1.5 million in Other
(3) Depreciation and amortization expense for the Bed and Bath division includes approximately $5.5 million of amortization expense in 2000, 1999 and 1998 related to goodwill included in segment assets that is excluded from gross profit. The amounts included for Other consists primarily of Corporate activity depreciation and amortization that is included in selling, general and administrative expense in the Company's consolidated statement of operations.
(4)  Includes inventory write-downs of $4.9 million in the Blanket Division.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)



       The Company's principal geographic market is North America, primarily the United States. During the three years ended December 30, 2000, more than 90% of the Company's net sales were derived from within the United States. In addition, more than 90% of the Company's long-lived assets are domiciled within the United States.


(19) Selected Quarterly Financial Data (Unaudited)

      The following tables present unaudited financial data of the Company for each quarter of 2000 and 1999.

                                                                                2000 quarter ended
                                            ---------------------------------------------------------------------------------------
                                                  April 1               July 1              September 30             December 30
                                            ----------------      ---------------      --------------------     -------------------
     Net sales                              $        345,160              341,940                   357,436                 305,091
     Gross profit (loss)                              39,095               39,512                    29,472                (107,711)
     Net loss                                         (9,727)              (6,118)                  (16,268)               (230,295)
     Loss per common share - basic                      (.82)                (.57)                    (1.29)                 (16.36)
     Loss per common share - diluted                    (.82)                (.57)                    (1.29)                 (16.36)


                                                                               1999 quarter ended
                                            -------------------------------------------------------------------------------------
                                                 April 3              July 3                October 2               January 1
                                            ----------------     ---------------     --------------------     -------------------
     Net sales                              $        368,508             362,468                  415,806                 405,286
     Gross profit                                     52,465              56,257                   35,579                  35,977
     Net earnings (loss)                               5,253               6,773                  (11,079)                (20,479)
     Earnings (loss) per common
      share - basic                                      .33                 .44                    (1.45)                  (1.57)
     Earnings (loss) per common
      share - diluted                                    .31                 .40                    (1.45)                  (1.57)



       The gross profit for the quarter ended December 30, 2000, includes charges for inventory write-downs of $69.2 million, along with unabsorbed overhead resulting from idling plants and lower average selling prices, both of which were related to initiatives to reduce inventories. The net loss includes the effects of the items previously described, a charge for impairment of long-lived assets of $112.7 million, higher interest costs and bank fees associated with the amendments and waivers to the senior credit facility and professional fees and other costs associated with the filing of the Chapter 11 Cases.


(20)  Reorganization Items

       During the fourth quarter of 2000, Pillowtex recognized a $19.4 million charge associated with the Chapter 11 Cases. Approximately $17.6 million of this charge relates to the non-cash write-off of the unamortized discount on the 6% Convertible Debentures and the non-cash write-off of deferred financing fees associated with other unsecured debt classified as subject to compromise. In addition, the Company incurred $1.8 million for fees payable to professionals retained to assist with the filing of the Chapter 11 Cases.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     December 30, 2000 and January 1, 2000
          (Tables in thousands of dollars, except for per share data)


(21) Supplemental Condensed Consolidating Financial Information

The following is summarized condensed consolidating financial information for Pillowtex, segregating the Parent and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of Pillowtex and guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not provide relevant material additional information to users of the financial statements. The combined parent and guarantor subsidiaries information shown below approximates the financial information of the Debtors.

                                                                        December 30, 2000
                                         ---------------------------------------------------------------------------------------
                                                              Guarantor       Non-Guarantor
                                              Parent        Subsidiaries      Subsidiaries       Elimination        Consolidated
                                         ---------------------------------------------------------------------------------------
   Assets:
   Trade receivables                               -             204,836             7,891                 -             212,727
   Receivable from Affiliates            $   787,590                   -                 -          (787,590)                  -
   Inventories                                     -             271,919             6,888                 -             278,807
   Other current assets                            -              48,213               809                 -              49,022
                                         -----------           ---------        ----------        ----------         -----------
       Total current assets                  787,590             524,968            15,588          (787,590)            540,556

   Property, plant and equipment, net            320             534,087               984                 -             535,391
   Intangibles                                 6,622             224,652             2,206                 -             233,480
   Other assets                              214,090              53,967                 -          (238,613)             29,444
                                         -----------           ---------        ----------        ----------         -----------
       Total assets                      $ 1,008,622           1,337,674            18,778        (1,026,203)          1,338,871
                                         ===========           =========        ==========        ==========         ===========

   Liabilities and shareholders'
    equity (deficit):
   Accounts payable and accrued
    liabilities                            $   4,151              86,335             2,881                 -              93,367
   Payable to affiliates                           -             779,207             8,383                 -                   -
   Other current liabilities                     984              32,369              (124)         (787,590)             33,229
   Long-term debt in default                 660,790                   -                 -                 -             660,790
                                          ----------           ---------        ----------        ----------         -----------
       Total current liabilities             665,925             897,911            11,140          (787,590)            787,386

   Noncurrent liabilities                          -              39,910               106                                40,016
                                          ----------           ---------        ----------        ----------         -----------
       Total liabilities                     665,925             937,821            11,246          (787,590)            827,402

   Liabilities subject to compromise         323,321             168,772                 -                 -             492,093

   Redeemable convertible preferred stock     82,827                   -                 -                 -              82,827

   Shareholders' equity (deficit)            (63,451)            231,081             7,532          (238,613)            (63,451)
                                          ----------           ---------        ----------        ----------         -----------
       Total Liabilities and
          Shareholders' Equity (Deficit)  $1,008,622           1,337,674            18,778        (1,026,203)          1,338,871
                                          ==========           =========        ==========        ==========         ===========

                                                                              January 1, 2000
                                          --------------------------------------------------------------------------------------
                                                              Guarantor       Non-Guarantor
                                              Parent        Subsidiaries      Subsidiaries       Elimination        Consolidated
                                          --------------------------------------------------------------------------------------
   Assets:
   Trade receivables                               -             260,870             7,629                 -             268,499
   Receivable from Affiliates             $  747,324                                     -          (747,324)
   Inventories                                     -             406,801            16,251                 -             423,052
   Other current assets                            -              29,769               105                 -              29,874
                                          ----------           ---------        ----------        ----------         -----------
       Total current assets                  747,324             697,440            23,985           747,324)            721,425

   Property, plant and equipment, net            467             642,833             1,521                 -             644,821
   Intangibles                                16,831             269,710             2,315                 -             288,856
   Other assets                              493,579              18,930                 -          (484,222)             28,287
                                          ----------           ---------        ----------        ----------         -----------
       Total assets                        1,258,201           1,628,913            27,821        (1,231,546)          1,683,389
                                          ==========           =========        ==========        ==========         ===========
   Liabilities and shareholders' equity:
   Accounts payable and accrued
     liabilities                               6,482             182,218             4,386                 -             193,086
   Payable to affiliates                           -             736,720            10,604          (747,324)                  -
   Other current liabilities                  85,579              37,951                77                 -             123,607
                                          ----------           ---------        ----------        ----------         -----------
       Total current liabilities              92,061             956,889            15,067          (747,324)            316,693

   Noncurrent liabilities                    884,852             200,446               110                 -           1,085,409
                                          ----------           ---------        ----------        ----------         -----------
       Total liabilities                     976,914           1,157,335            15,177          (747,324)          1,402,102

   Redeemable convertible preferred stock     73,898                   -                 -                 -              73,898

   Shareholders' equity                      207,389             471,578            12,644          (484,222)            207,389
                                          ----------           ---------        ----------        ----------         -----------
       Total Liabilities and
         Shareholders' Equity             $1,258,201           1,628,913            27,821        (1,231,546)          1,683,389
                                          ==========           =========        ==========        ==========         ===========


                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     January 1, 2000 and December 30, 2000
          (Tables in thousands of dollars, except for per share data)

                                                                December 30, 2000
                                           ----------------------------------------------------------
                                                      Guarantor       Non-
                                                      Subsidi-      Guarantor     Elimin-    Consoli-
    Results of operations                   Parent     aries      Subsidiaries    ations      dated
-------------------------------           -----------------------------------------------------------
Net sales                                        -    1,361,783         26,236    (38,392)  1,349,627

Cost of goods sold                               -    1,358,287         29,364    (38,392)  1,349,259
                                          -----------------------------------------------------------

Gross Profit                                     -        3,496         (3,128)         -         368
Selling, general and administrative
expenses                                    (2,306)     129,770            932          -     128,396

Impairments of long-lived assets                 -      112,711              -          -     112,711
                                          -----------------------------------------------------------

  Earnings (loss) from operations            2,306     (238,985)        (4,060)         -    (240,739)

Equity in earnings(loss)
of subsidiaries                           (245,609)           -              -     245,609          -
Interest expense                            15,259       90,750          1,052           -    107,061
                                          -----------------------------------------------------------

  Earnings(loss) before reorganization
  items and income tax                    (258,562)    (329,735)        (5,112)    245,609   (347,800)

Reorganization items                         8,380       10,988              -           -     19,368
                                          -----------------------------------------------------------

  Earnings (loss) before income taxes     (266,942)    (340,723)        (5,112)    245,609   (367,168)

Income taxes                                (4,534)    (100,226)             -           -   (104,760)
                                          -----------------------------------------------------------

  Net earnings (loss)                     (262,408)    (240,497)        (5,112)    245,609   (262,408)

Preferred dividends and accretion            8,928            -              -           -      8,928
                                          -----------------------------------------------------------

Earnings(loss) available for
common shareholders                       (271,336)    (240,497)        (5,112)    245,609   (271,336)
                                          ===========================================================


                                                                January 1, 2000
                                           ----------------------------------------------------------
                                                      Guarantor       Non-
                                                      Subsidi-      Guarantor     Elimin-    Consoli-
    Results of operations                   Parent     aries      Subsidiaries    ations      dated
-------------------------------           -----------------------------------------------------------
Net sales                                 $      -    1,534,272         25,902     (8,106)  1,552,068

Cost of goods sold                               -    1,354,987         24,909     (8,106)  1,371,790
                                          -----------------------------------------------------------

Gross Profit                                     -      179,285            993          -     180,278
Selling, general and administrative
expenses                                    (5,477)     135,877            856          -     131,256

Impairments of long-lived assets                 -        2,000              -          -       2,000
                                          -----------------------------------------------------------

  Earnings from operations                   5,477       54,232            137          -      59,846

Equity in earnings(loss)
of subsidiaries                            (21,793)           -              -     21,793           -
Interest expense (income)                    1,998       85,301            (20)         -      87,279
                                          -----------------------------------------------------------

Earnings(loss) before income tax           (18,314)     (31,069)           157     21,793     (27,433)

Income taxes                                 1,218       (9,042)           (77)         -      (7,901)
                                          -----------------------------------------------------------

  Net earnings(loss)                       (19,532)     (22,027)           234     21,793     (19,532)

Preferred dividends and accretion           12,294            -              -          -      12,294
                                          -----------------------------------------------------------

Earnings(loss) available for
common shareholders                        (31,826)     (22,027)           234     21,793     (31,826)
                                          ===========================================================


                                                                January 2, 1999
                                           ----------------------------------------------------------
                                                      Guarantor       Non-
                                                      Subsidi-      Guarantor     Elimin-    Consoli-
    Results of operations                   Parent     aries      Subsidiaries    ations      dated
-------------------------------           -----------------------------------------------------------
Net sales                                        -    1,487,685         27,650     (5,494)  1,509,841

Cost of goods sold                               -    1,226,874         25,069     (5,494)  1,246,449
                                          -----------------------------------------------------------

Gross Profit                                     -      260,811          2,581          -     263,392
Selling, general and administrative
expenses                                    (5,035)     140,800          1,542          -     137,307

Restructuring Charges                            -        1,539              -          -       1,539
Impairments                                      -            -              -          -
                                          -----------------------------------------------------------

  Earnings from operations                   5,035      136,458          1,039          -     142,532

Equity in earnings(loss)
of subsidiaries                             39,838            -              -    (39,838)
Interest expense (income)                      394       71,912            (18)         -      72,288
                                          -----------------------------------------------------------

  Earnings(loss) before income tax          44,479       64,546          1,057    (39,838)     70,244

Income taxes                                 1,624       25,673             92          -      27,389
                                          -----------------------------------------------------------

  Net earnings(loss)                        42,855       38,873            965    (39,838)     42,855

Preferred dividends and accretion            2,097            -              -          -       2,097
                                          -----------------------------------------------------------

Earnings(loss) available for
common shareholders                         40,758       38,873            965    (39,838)     40,758
                                          ===========================================================

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                     January 1, 2000 and December 30, 2000
          (Tables in thousands of dollars, except for per share data)


                                                                    Years ended
                       -----------------------------------------------------------------------------------------------------------
                                         December 30, 2000                                      January 1, 2000
                       -----------------------------------------------------------------------------------------------------------
Cash Flows                                         Non-                                                Non-
                                     Guarantor  Guarantor                                  Guarantor Guarantor
                                      Subsidi-   Subsidi-   Elimin-   Consoli-              Subsidi-  Subsidi-  Elimin-  Consoli-
                          Parent        aries      aries     ations     dated      Parent     aries     aries    ations    dated
                       -----------------------------------------------------------------------------------------------------------

Net cash provided by
(used in) operating
activities             $ (15,259)      49,993        231          -    34,965    $(32,752)   50,172    (7,886)        -    9,534

Net cash provided by
(used in) investing
activities                     -      (28,045)      (227)         -   (28,272)         98   (83,569)     (115)        -  (83,586)

Net cash provided by
(used in) financing
activities                15,259        5,355         (4)         -    20,610      32,654    32,697     7,994         -   73,345
                       ------------------------------------------------------    -----------------------------------------------

Net change in cash
and cash equivalents           -       27,303          -          -    27,303           -      (700)       (7)        -     (707)

Cash and
cash equivalents
at beginning of period         -        4,854          -          -     4,854           -     5,554         7         -    5,561
                       ------------------------------------------------------    -----------------------------------------------

Cash amd cash
equivalents
end of period          $       -       32,157          -          -    32,157    $      -     4,854         -         -    4,854
                       ======================================================    ===============================================


                                          Years ended
                         --------------------------------------------------------
                                         January 2, 1999
                         --------------------------------------------------------
Cash Flows                                         Non-
                                     Guarantor  Guarantor
                                      Subsidi-   Subsidi-   Elimin-   Consoli-
                          Parent        aries      aries     ations     dated
                         --------------------------------------------------------

Net cash provided by
(used in) operating
activities               $ 15,090      40,532     (1,012)         -    54,610

Net cash used
in investing
activities                (93,964)   (108,069)       (90)         -  (202,123)

Net cash provided by
(used in) financing
activities                 78,874      68,501      1,095          -   148,470
                         ----------------------------------------------------

Net change in cash
and cash equivalents            -         964         (7)         -       957

Cash and
cash equivalents
at beginning of period          -       4,590         14          -     4,604
                         ----------------------------------------------------

Cash amd cash
equivalents
end of period            $      -       5,554          7          -     5,561
                         ====================================================


                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  Notes to Consolidated Financial Statements
                    January 1, 2000 and December 30, 2000
          (Tables in thousands of dollars, except for per share data)

                       Valuation and Qualifying Accounts

      Years ended December 30, 2000, January 1, 2000 and  January 2, 1999

                                                                Additions                        Deductions
                                                ---------------------------------------     ------------------
                              Balance at
                             beginning of           Charged to            Charged to             Write-offs/          Balance at
                                period               Expense                 Other               Recoveries              end
                                                                           Accounts                                    of period
                          -----------------     -----------------     -----------------     ------------------     -----------------
Allowance for:
          Returns & Allowances
          and Doubtful Accounts

          Year ended 2000       33,351                52,381                     -                 42,483     (1)         43,249
                          =================     =================     =================     ==================     =================

          Year ended 1999       21,117                45,355                     -                 33,121     (1)         33,351
                          =================     =================     =================     ==================     =================

          Year ended 1998       14,770                26,764                 6,570     (2)         26,987     (1)         21,117
                          =================     =================     =================     ==================     =================


Inventory reserves:

          Year ended 2000       17,207                81,218                     -                 23,705                 74,720
                          =================     =================     =================     ==================     =================

          Year ended 1999       15,315                14,302                     -                 12,410                 17,207
                          =================     =================     =================     ==================     =================

          Year ended 1998        9,412                11,034                 2,908     (2)          8,039                 15,315
                          =================     =================     =================     ==================     =================


       (1)  Accounts written off, less recoveries
       (2)  Includes reserves for acquired company as of the date of acquisition
