Form 10-Q
period 2001-03-31
PILLOWTEX CORP
filed 2001-05-14
CIK 896265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (Mark One)
                                    FORM 10-Q
      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


            Yes [ X ]                                   No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at May 4, 2001
           -----                              --------------------------

   Common Stock, $.01 par value                       14,250,892

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                                      INDEX

Part I -    Financial Information                                       Page No.

Item 1.     Unaudited Consolidated Financial Statements:

            Consolidated Balance Sheets as of March 31, 2001,
            April 1, 2000 and December 30, 2000                            3

            Consolidated Statements of Operations for the three months
            ended March 31, 2001 and April 1, 2000                         4

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 2001 and April 1, 2000                         5

            Notes to Consolidated Financial Statements                     6

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 24

Part II -   Other Information

Item 6.     Exhibits and Reports on Form 8-K                               32

Signature                                                                  33

Index to Exhibits                                                          34

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except for par value)

                                    ASSETS                                    March 31,          April 1,        December 30,
                                                                                2001               2000             2000
                                                                            ----------------   ---------------  ----------------
                                                                             (unaudited)       (unaudited)        (audited)
       Current assets:

        Cash and cash equivalents                                            $   34,907           19,332            32,157
        Receivables:
          Trade, less allowances of  $26,819 as of  March 31, 2001, $32,471
            as of  April 1, 2000 and $43,249 as of  December 30, 2000           193,003          249,047           212,727
          Other                                                                   6,030           11,176             6,261
        Inventories                                                             268,704          442,205           278,807
        Assets held for sale                                                      6,064            1,599             5,281
        Prepaid expenses                                                          5,096            9,806             5,323
                                                                            ----------------   ---------------  ----------------
          Total current assets                                                  513,804          733,165           540,556

       Property, plant and equipment, net                                       524,242          644,785           535,391
       Intangible assets, at cost less accumulated amortization of              230,332          285,779           233,480
          $29,533 as of  March 31, 2001,  $27,989 as of April 1, 2000
          and  $27,802 as of December 30, 2000
       Other assets                                                              29,394           28,930            29,444
                                                                            ----------------   ---------------  ----------------
            Total assets                                                     $1,297,772        1,692,659         1,338,871
                                                                            ================   ===============  ================
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
       Liabilities not subject to compromise:
       Current liabilities:
          Accounts payable                                                   $   40,694          113,370            34,909
          Accrued expenses                                                       68,331           88,050            58,458
          Deferred income taxes                                                       -           37,219                 -
          Current portion of long-term debt                                           -           91,508                 -
          Current portion of long-term debt in default                          679,591                -            33,229
          Long-term debt in default                                              13,405                -           660,790
                                                                            ----------------   ---------------  -------------
            Total current liabilities                                           802,021          330,147           787,386

       Long-term debt, less current portion                                           -          977,045                 -

       Deferred income taxes                                                          -           62,388                 -

       Noncurrent liabilities                                                    39,775           52,305            40,016
                                                                            ----------------   ---------------  -------------
            Total liabilities not subject to compromise                         841,796        1,421,885           827,402

       Liabilities subject to compromise                                        484,989                -           492,093
                                                                            ----------------   ---------------- -------------
            Total liabilities                                                 1,326,785        1,421,885         1,319,495

       Series A redeemable convertible preferred stock, $.01 par value;
          81,411, 77,517 and 81,411 shares issued and outstanding for
          March 31,  2001,  April 1, 2000, and December 30, 2000,
          respectively                                                           86,526           75,844            82,827
       Shareholders' equity (deficit):
          Preferred stock, $.01 par value; authorized 20,000,000 shares;
            only Series A issued                                                      -                -                 -
       Common stock, $.01 par value; authorized 55,000,000 shares;
            14,250,892 as of March 31, 2001, 14,232,269 as of April 1, 2000
            and 14,252,069 as of December 30, 2000 shares issued and
            outstanding                                                             143              142               143
          Additional paid-in capital                                            160,120          159,654           160,120
          Retained earnings (accumulated deficit)                              (273,993)          37,599          (222,067)
          Currency translation adjustment                                        (1,809)          (1,754)            (1647)
          Deferred compensation                                                       -             (711)                -
                                                                            ----------------   ---------------  -------------
            Total shareholders' equity (deficit)                               (115,539)         194,930           (63,451)
       Commitments and contingencies                                        ----------------   ---------------  -------------
            Total liabilities and shareholders' equity (deficit)             $1,297,772        1,692,659         1,338,871
                                                                            ================   ===============  =============

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended March 31, 2001 and April 1, 2000
                (Dollars in thousands, except for per share data)
                                  (unaudited)

                                                                                 2001                   2000
                                                                           ------------------    --------------------

      Net sales                                                            $        289,766                345,160
      Cost of goods sold                                                            285,349                306,065
                                                                           ------------------    --------------------
            Gross profit                                                              4,417                 39,095

      Selling, general and administrative expenses                                   24,120                 26,939
      Restructuring charge                                                            1,977                      -
                                                                           ------------------    --------------------
            Earnings (loss) from operations                                         (21,680)                12,156

      Interest expense (contractual interest of $27,488 in 2001)                     18,922                 27,844
                                                                           ------------------    --------------------
            Loss before reorganization items and
             income taxes                                                           (40,602)               (15,688)

      Reorganization items                                                            7,625                       -
                                                                           ------------------    --------------------
            Loss before income taxes                                                (48,227)               (15,688)

      Income tax benefits                                                                 -                 (5,961)
                                                                           ------------------    --------------------
            Net loss                                                                (48,227)                (9,727)

      Preferred dividends and accretion                                               3,699                  1,943
                                                                           ------------------    --------------------
            Loss applicable to common shareholders                         $        (51,926)               (11,670)
                                                                           ==================    ====================

      Loss per common share -
            Basic and diluted                                              $          (3.64)                  (.82)
                                                                           ==================    ====================
      Weighted average common shares outstanding -
            Basic and diluted                                                        14,251                 14,228
                                                                           ==================    ====================



          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended March 31, 2001 and April 1, 2000
                             (Dollars in thousands)
                                  (unaudited)


                                                                                        2001                  2000
                                                                                    ----------------     -----------------
           Cash flows from operating activities:
           Net loss                                                             $       (48,227)               (9,727)
             Adjustments to reconcile net loss to net cash
                provided by operating activities:
                Depreciation and amortization                                            14,007                15,886
                Deferred income taxes                                                         -                (5,961)
                Changes in assets and liabilities:
                        Trade receivables                                                19,724                19,452
                        Inventories                                                      10,103               (19,153)
                        Accounts payable and accrued expenses                            11,234                 1,061
                        Other assets and liabilities                                       (415)                2,867
                                                                                    ----------------     -----------------
                  Net cash provided by operating activities                               6,426                 4,425

           Cash flows from investing activities:
              Proceeds from sale of property, plant and equipment                            -                 1,326
              Purchases of property, plant and equipment                                (1,950)              (14,790)
                                                                                    ----------------     -----------------
                  Net cash used in investing activities                                 (1,950)              (13,464)

           Cash flows from financing activities:
              Increase (decrease) in checks not yet presented for payment                 (703)                7,273
              Borrowings on revolving credit loans                                           -               107,300
              Repayments of revolving credit loans                                           -               (81,100)
              Retirement of long-term debt                                               (1,023)              (9,956)
                                                                                    ----------------     -----------------
                  Net cash provided by (used in) financing activities                    (1,726)              23,517

           Net change in cash and cash equivalents                                        2,750               14,478
           Cash and cash equivalents at beginning of period                              32,157                4,854
                                                                                    ----------------     -----------------
           Cash and cash equivalents at end of period                           $        34,907               19,332
                                                                                    ================     =================

           Supplemental disclosures of cash flow information:

           Cash paid (received) during the period for:
                Interest                                                        $        21,734               18,149
                                                                                    ================     =================
                Income taxes                                                    $            91               (3,302)
                                                                                    ================     =================

          See accompanying notes to consolidated financial statements.


                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(1)  General

The accompanying unaudited consolidated financial statements of Pillowtex Corporation, which is referred to in this report as "Parent," and its subsidiaries, which are collectively with Parent, referred to in this report as the "Company," include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statement should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 30, 2000.

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

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code.

The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization expired on March 14, 2001; however, the Debtors requested and received from the Bankruptcy Court an extension to the exclusive period through July 16, 2001. The Bankruptcy Court also granted an extension on the solicitation period, through September 14, 2001. If the Debtors fail to file a plan of reorganization by July 16, 2001 or, after such plan has been filed, the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors by September 14, 2001, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

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

The Company's unaudited consolidated financial statements have been prepared on a "going concern" basis in accordance with United States generally accepted accounting principles. The "going concern" basis of presentation assumes that Pillowtex will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, there is substantial doubt about the appropriateness of the use of the "going concern" assumption. Pillowtex's ability to realize the carrying value of its assets and discharge its liabilities is subject to substantial uncertainty.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

The Company's unaudited consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for the Company's consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, the Company's ability to comply with the terms of the DIP Financing Facility, and the Company's ability to generate sufficient cash flow from operations and financing arrangements to meet its obligations.

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Financing Facility, its ability to return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

(2) Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments and aggregates $48.4 million and $9.7 million for the three month periods ended March 31, 2001 and April 1, 2000, respectively.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(3) Inventories

Inventories consisted of the following at March 31, 2001, April 1, 2000, and December 30, 2000:

                                                 March 31,               April 1,              December 30,
                                                    2001                   2000                    2000
                                             --------------------    -------------------    --------------------

           Finished goods                 $            139,477              234,198                 130,841
           Work-in-process                              71,824              137,436                  93,967
           Raw materials                                43,791               46,254                  41,706
           Supplies                                     13,612               24,317                  12,293
                                             --------------------    -------------------     --------------------
                                          $            268,704              442,205                 278,807
                                             ====================    ===================    ====================

(4) Loss Per Share

There were no reconciling items between basic loss per share and diluted loss per share because the effects of the conversion of preferred convertible stock and convertible debentures or assumed exercise of stock options would have been anti-dilutive for both the three months ended March 31, 2001 and April 1, 2000.

(5) Long-Term Debt and Liquidity

         Long-term debt consists of the following:

                                                                      March 31,          April 1,         December 30,
                                                                        2001               2000               2000
                                                                   -----------------  ----------------  --------------

Revolver                                                        $       390,825            285,661            373,135
Overline Credit Facility                                                 34,738             35,000             34,738
Term loans                                                              250,400            334,403            268,090
DIP Financing Facility                                                        -                  -                  -
Industrial revenue bonds with interest rates from 3.60% to 7.85%
 and maturities through July 1, 2021; generally collateralized by
   land and buildings                                                    14,633             16,437             14,925
9% Senior Subordinated Notes due 2007                                   185,000            185,000            185,000
10% Senior Subordinated Notes due 2006                                  125,000            125,000            125,000
6% Convertible Subordinated Sinking Fund Debentures due in
   2012 (effective rate of 8.72%, net of $14.0 million in
    unamortized discount at April 1,  2000)                              90,417             83,770             90,417
Other debt                                                                2,400              3,282              3,131
                                                                   -----------------  ----------------   ---------------
Total debt                                                            1,093,413          1,068,553          1,094,436
Less:
   Current portion of long-term debt                                          -            (91,508)                 -
   Current portion of long-term debt in default                        (679,591)                 -            (33,229)
   Long-term debt in default                                            (13,405)                 -           (660,790)
   Liabilities subject to compromise                                   (400,417)                 -           (400,417)
                                                                   -----------------  ----------------   ---------------
Total long-term debt                                            $             -            977,045                  -
                                                                   =================  ================   ===============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

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

Under the terms of the DIP Financing Facility, as amended, a $125.0 million revolving credit facility, including up to $60.0 million for postpetition letters of credit, is available to the Company until the earliest of (a) November 14, 2001, (b) the date on which the plan of reorganization becomes effective, (c) any material non-compliance with any of the terms of the DIP Financing Order, (d) any event of default that shall have occurred under the DIP Financing Facility, or (e) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. Upon the satisfaction of certain conditions, the November 14, 2001 maturity date could be extended for an additional period of six months upon payment of an extension fee equal to 0.50% of the portion of the DIP Financing Facility being extended. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of London Interbank Offered Rate ("LIBOR") plus 3.50% or Bank of America's Base Rate (which is the higher of Federal Funds Rate or Prime Rate plus, in either case, 0.05%) plus 1.00%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.50%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility is secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities described below and a junior lien on certain plant and equipment that secure six industrial revenue bond facilities described below (the "IRB Facilities") aggregating approximately $14.6 million as of March 31, 2001, and certain obligations to the Pension Benefit Guaranty Corporation. The documentation evidencing the DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. The net proceeds of certain asset sales outside the ordinary course of business reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business are applied as a permanent reduction of the DIP Financing Facility.

As of March 31, 2001, the Company had $17.1 million in letters of credit outstanding under the DIP Financing Facility. No cash borrowings were outstanding on the DIP Financing Facility at March 31, 2001. Availability under the DIP Financing Facility as of March 31, 2001, was approximately $72.1 million. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

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

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

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

As of March 31, 2001, the Company had $14.1 million in letters of credit outstanding under the prepetition revolving credit facility. As these prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities for the first quarter of 2001 was 10.0%. The senior debt facilities expire on January 31, 2002.

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

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

Overline Facility

In May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility (the "Overline Facility") in order to obtain additional working capital availability. On July 27, 1999, the Overline Facility was amended to increase the amount of funds available to $35.0 million. At the end of the third and fourth quarters of its 1999 fiscal year, the Company was not in compliance with certain financial covenants under the Overline Facility, the covenants of which are incorporated by reference to the senior debt facilities described above. The Company obtained a series of temporary waivers of this non-compliance and extensions of the maturity date. Effective December 7, 1999, the Company agreed to certain amendments to the Overline Facility, resulting in the Overline Facility being secured by the same assets securing the senior debt facilities described above. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance and the Overline Facility was amended to lengthen its term to maturity, to impose an amortization schedule for the repayment of principal, and to increase the applicable interest rate margins (subject to reduction if EBITDA exceeded a specified level for the 2000 fiscal year). The Overline Facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the Overline Facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The Overline Facility matures upon termination by the Company at any time or otherwise at the earliest of: (i) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or
(ii) January 31, 2002.

For the reasons discussed above with respect to the default under the senior debt facilities, the Company is also in default under the Overline Facility.

Senior Subordinated Debt

In connection with the Fieldcrest Cannon acquisition, the Company issued $185.0 million of 9% Senior Subordinated Notes due 2005 (the "9% Notes"), with interest payable semiannually commencing June 15, 1998. The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below.

On November 12, 1996, the Company issued $125.0 million of 10% Senior Subordinated Notes due 2006 (the "10% Notes"), with interest payable semiannually commencing May 15, 1997. The 10% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 9% Notes.

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

Fieldcrest Cannon 6% Convertible Debentures

As a result of the Company's acquisition of Fieldcrest Cannon, the outstanding Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012 (the "6% Convertible Debentures") are convertible, at the option of the holders, into a combination of cash and Common Stock. As of March 31, 2001, approximately $90.4 million aggregate principal amount of the 6% Convertible Debentures remained outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, including those surrendered without subsequent rescission, the resulting cash component to be paid to the holders of the 6% Convertible Debentures would have been approximately $57.2 million.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

Prior to the Petition Date, the Company was prohibited under the terms of the indentures governing the 9% Notes and the 10% Notes from making payments in respect of the 6% Convertible Debentures except for interest payments and payments at maturity or pursuant to sinking fund obligations. In an effort to address both (i) the unpaid cash portion of the conversion consideration owing to certain holders of 6% Convertible Debentures who had surrendered their debentures for conversion but had not been paid the cash portion of the conversion consideration (the "Cash Claimants") and (ii) the cash payment prohibition in respect of any future conversions, the Company initiated discussions with certain holders of the 6% Convertible Debentures regarding a potential restructuring of the 6% Convertible Debentures. Notwithstanding months of effort, the parties to those discussions were unable to agree upon a mutually satisfactory comprehensive restructuring of the 6% Convertible Debentures and amounts owing to the Cash Claimants. In September 2000, the Company notified the holders of the 6% Convertible Debentures of its plan for making payments to the Cash Claimants. Pursuant to the plan, the Company agreed to pay out as a "scheduled payment" cash in the amount of approximately $3.8 million annually to the Cash Claimants, which is the amount of cash sufficient to complete the conversion of $6.25 million principal amount of the 6% Convertible Debentures annually and utilize such converted 6% Convertible Debentures as a credit to satisfy its annual sinking fund obligation under the indenture governing the 6% Convertible Debentures. As part of the plan and in accordance with the terms of the indenture governing the 6% Convertible Debentures, the Company agreed to pay out cash to the Cash Claimants in order to complete and finalize Debenture conversions and utilize such converted Debentures as credits to satisfy its annual sinking fund obligations as follows: (i) approximately $3.8 million on September 28, 2000, (ii) approximately $3.8 million on March 16, 2001, and (iii) the balance owing to Cash Claimants on March 18, 2002. Under the plan, these cash payments would be made by the Company to the Cash Claimants in the order the 6% Convertible Debentures were presented for conversion, i.e., on a first to convert, first to be paid basis. The unpaid cash portion for each Cash Claimant would be evidenced by a non-interest bearing subordinated promissory notes executed by Fieldcrest Cannon (the "Cash Claimant Notes"). Pursuant to the plan, the Company made the first scheduled payment on September 28, 2000. As of March 31, 2001, the aggregate principal amount of the outstanding Cash Claimant Notes was $5.2 million.

The 6% Convertible Debentures and Cash Claimant Notes are general unsecured obligations of Fieldcrest Cannon.

As a result of the filing of the Chapter 11 Cases, Fieldcrest Cannon is in default under the indenture governing the 6% Debentures and the Cash Claimant Notes.

Industrial Revenue Bonds

The Company has obligations in respect of six industrial revenue bond facilities. The IRB Facilities are secured by liens on specified plants and equipment. As of March 31, 2001, $14.6 million of bonds in the aggregate were outstanding under the IRB Facilities.

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

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

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

Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors of approximately $485.0 million as of March 31, 2001, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. Such rejections could result in additional liabilities subject to compromise.

(6)  Liabilities Subject to Compromise

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases are identified below. The amounts set forth below may vary significantly from the stated amounts of proofs of claim that may be filed with the Bankruptcy Court and may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. In addition, other claims may arise from the rejection of additional leases and executory contracts by the Debtors. The components of liabilities subject to compromise at March 31, 2001 and December 30, 2000 are as follows:

                                                                                March 31,           December 30,
                                                                                  2001                  2000
                                                                            ------------------    -----------------

9% Senior Subordinated Notes due 2007                                   $             185,000              185,000
10% Senior Subordinated Notes due 2006                                                125,000              125,000
6% Convertible Subordinated Sinking Fund Debentures due 2012                           90,417               90,417
                                                                            ------------------    -----------------
   Total long-term debt                                                               400,417              400,417
                                                                            ------------------    -----------------
Interest accrued on above notes and debentures                                         14,074               14,448
Accounts payable                                                                       52,477               55,322
Nonqualified pension plan liability                                                    11,673               11,673
Other accrued expenses                                                                  6,348               10,233
                                                                            ------------------    -----------------

                                                                        $             484,989              492,093
                                                                            ==================    =================

As a result of the filing of the Chapter 11 Cases, no principal or interest payments will be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest of $8.6 million on

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

prepetition unsecured obligations has not been accrued in the three months ended March 31, 2001. Since the Petition Date, the Company has not accrued interest of $12.6 million on prepetition unsecured obligations.

(7) Redeemable Convertible Preferred Stock

On December 19, 1997, the Company issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65.0 million less $2.1 million of issue costs. Accretion is being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrued from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate increased to 10% as a result of the Company's earnings per share for 1999 falling below predetermined targets. During the third and fourth quarters of 1999, the Company accrued and paid in kind a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock. Under the terms of the Series A Preferred Stock, dividends can be paid in cash or additional shares of Series A Preferred Stock until December 2002, at which time they must be paid in cash. Under the DIP Financing Facility, the Company is prohibited from paying any dividends on the Series A Preferred Stock. A total of 81,411 shares of Series A Preferred Stock were outstanding as of March 31, 2001. The commencement of the Chapter 11 Cases constitutes an "Event of Noncompliance" under the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provide that upon the occurrence of an Event of Noncompliance, the dividend rate on such stock will increase immediately to the lesser of 18% per annum or the maximum rate permitted by law. Accordingly, as of the Petition Date, dividends on the Series A Preferred Stock began accruing at 18% per year, compounding quarterly.

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

As a result of the amount of prepetition indebtedness and the availability of the "cram down" provision of the Bankruptcy Code described above, the holders of the Series A Preferred Stock may receive no value for their interest under a plan of reorganization.

(8) Segment Information

The Company manufactures textile products for the bedroom, bathroom and kitchen and markets them to department stores, discount stores, specialty shops and certain institutional customers and over the Internet. The Company is organized into three major divisions that it considers operating segments: Bed and Bath, Blanket, and Pillow and Pad. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, as well as towels, bath rugs and kitchen textile products. The Blanket Division manufactures and sells blanket products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters and mattress pads. Other includes the Company's retail stores and corporate activities.

The accounting policies of the divisions are the same as those described in the Summary of Significant Accounting Policies as described in the Company's annual report on Form 10-K for the year ended December 30, 2000. The Company evaluates division performance based on gross profit. Interdivisional sales are not material.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

Information about the Company's divisions is presented below:


                                                                Three Months Ended
                                                                  March 31, 2001
                                             -----------------------------------------------------------------------------
                                                   Bed           Pillow
                                                   and            and
                                                   Bath           Pad          Blanket       Other               Total
                                             -----------------------------------------------------------------------------

Net sales                                   $     210,892        63,326         10,840        4,708   (1)       289,766
Gross profit (loss)                                10,361         7,879         (3,074)     (10,749)  (1)         4,417
Depreciation and amortization                      10,188           824            229        2,766              14,007
Capital expenditures                                  820             -              -        1,130               1,950
Total assets                                      890,324       135,391         51,334      220,723   (2)     1,297,772


                                                                Three Months Ended
                                                                  April 1, 2000
                                             -----------------------------------------------------------------------------
                                                   Bed           Pillow
                                                   and             and
                                                   Bath            Pad          Blanket       Other               Total
                                             -----------------------------------------------------------------------------
Net sales                                   $     252,414        65,745         20,742        6,259   (1)       345,160
Gross profit (loss)                                38,315        13,649         (2,135)     (10,734)  (1)        39,095
Depreciation and amortization                      10,324           992          1,859        2,711              15,886
Capital expenditures                                9,331           279            115        5,065              14,790
Total assets                                    1,154,151       144,223        181,198      213,087   (2)     1,692,659

(1) Includes retail stores and miscellaneous Corporate activities, including the Company's central information technology, human resources and purchasing departments.
(2) Corporate amounts include primarily data processing equipment and software and other enterprise-wide assets not allocated to the segments.

(9) Restructuring Charge

During the first quarter of 2001, the Company incurred a charge of $2.0 million associated with the closure of the Company's towel manufacturing facility located in Hawkinsville, Georgia. The Hawkinsville facility closed in March 2001, and its operations have been relocated to the Company's facilities in Kannapolis, North Carolina, Fieldale, Virginia and Columbus, Georgia. Approximately 380 employees were terminated as a result of the closure. The restructuring charge consists principally of severance and benefits, which the Company anticipates to pay during the second and third quarters of 2001. At March 31, 2001, the Company had approximately $1.8 million reflected in accrued expenses related to the restructuring charge. The Company had previously recorded a $3.4 million impairment charge for the fixed assets at the Hawkinsville facility in the year ended December 30, 2000.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(10) Reorganization Items

During the first quarter of 2001, the Company recognized the following items as reorganization items in the statement of operations (in thousands):


               Professional fees and other costs
                 associated with the filing of
                 the Chapter 11 Cases                         $6,311
               Retention Incentive Plan                        1,902
               Interest income on investments                   (588)
                                                             --------
                                                              $7,625
                                                             ========

During the three months ended March 31, 2001, the Company paid approximately $1.5 million in professional fees associated with the filing of the Chapter 11 Cases.

On March 6, 2001, the Bankruptcy Court entered an order authorizing the Company to implement a key employee retention program consisting of (i) a retention incentive plan (the "Retention Incentive Plan"), (ii) an emergence performance bonus plan (the "Emergence Bonus Plan") and (iii) an employee severance plan (the "Severance Plan") (collectively, the "Retention Program"). The purpose of the Retention Program is to provide the incentives necessary for the Company to retain its management team and other key employees and to otherwise address concerns regarding potential key employee attrition during the Company's financial restructuring process.

Under the Retention Incentive Plan, eligible employees are to earn a specified retention incentive payment (a "Retention Incentive Payment"), based upon a percentage of their salary determined by the Company's management, payable on the following four dates if the employee remains actively employed by the Company on such dates: (i) 25% of the total Retention Incentive Payment will be paid in the month following the Bankruptcy Court's approval of the Retention Program, (ii) 25% of the total Retention Incentive Payment will be paid on the anniversary date of the filing of the Chapter 11 Cases (i.e., November 14, 2001), (iii) 25% of the total Retention Incentive Payment will be paid on the earlier of (a) six months after the second payment is made or (b) confirmation of a plan of reorganization, and (iv) 25% of the total Retention Incentive Payment will be paid 30 days following confirmation of a plan of reorganization. The Company currently estimates the total cost of the Retention Incentive Plan to be approximately $6.1 million. In addition, a discretionary retention pool of $500,000 is available for non-union employees not already included in the Retention Incentive Plan. On April 9, 2001, the Company paid the first installment of the Retention Incentive Plan for approximately $1.5 million.

The Emergence Performance Bonus Plan provides an additional incentive payment to certain management employees who are particularly essential to the implementation of the Company's restructuring to remain with the Company through the plan negotiation and confirmation process. Payments under the Emergence Performance Bonus Plan are tied directly to two factors: the amount of the distribution made under a confirmed plan of reorganization to unsecured creditors and the length of the Chapter 11 Cases. Since the two factors are currently not known, the Company has not reflected any expense associated with the Emergence Performance Bonus Plan in its results of operations for the three months ended March 31, 2001. The Emergence Performance Bonus Plan currently includes eight members of the Company's senior management.

The purpose of the Severance Plan is to integrate all severance agreements existing prior to the Petition Date into one plan, which supersedes all prior severance plans and the severance provisions of executives' employment arrangements. The Severance Plan covers all full-time employees of the Company, the majority of which are not eligible to participate in any other components of the Retention Program. With certain exceptions, employees who are terminated after the Petition Date for reasons other than death, disability, retirement or cause, will be eligible to receive severance benefits equal to one week's salary for each completed year of service, with a minimum of two

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

weeks salary and a maximum of 26 weeks salary. In addition, eligible employees will be entitled to receive medical insurance, life insurance and certain other benefits.

(11) Income Taxes

The Company's management, in assessing the realizability of deferred tax assets must consider whether it is more likely than not that part or all of the deferred tax asset may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and tax planning strategies. As a result of this assessment, the Company did not recognize an income tax benefit for the loss incurred for the three months ended March 31, 2001. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance. As of March 31, 2001, the Company's management also concluded that deferred tax assets, net of the valuation allowance, can be realized as a result of the reversal of existing temporary taxable differences.

At March 31, 2001, the Company has $316 million of federal and state operating loss carryforward expiring 2006 through 2021, $1.9 million of general business tax credit carryforward expiring 2005 through 2020 and a $6.7 million unused alternative minimum tax credit carryforward that does not expire.

(12) Recently Adopted Accounting Standard

During June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended by SFAS Nos. 137 and 138, are effective for fiscal years beginning after June 15, 2000. The Company adopted the provisions of the Standards on December 31, 2000. The adoption of SFAS No. 133, as amended, did not have any impact on its financial position or results of operations.

(13) Subsequent Event

On April 24, 2001, the Company announced the closure of its blanket yarn manufacturing facility in Newton, North Carolina and its cut-and-sew bedding facility in Rocky Mount, North Carolina. Most of the impact from these closures, which will affect approximately 290 employees, are expected to occur prior to June 30, 2001. However, certain employees will remain at the Rocky Mount facility for several months past the June closing date to satisfy existing commitments to customers.

The Company currently estimates the restructuring charge resulting from the closures will be approximately $1 million to $2 million. The Company had previously reflected a $1.3 million impairment charge for the fixed assets at the Rocky Mount facility in the year ended December 30, 2000. The Rocky Mount facility manufactures decorative bedding exclusively under a license agreement, which expires on June 30, 2001. The Company decided to close the Newton facility as a result of its evaluation of its strategic options relating to the Blanket Division. The Company had incurred an impairment charge of $88.3 million relating to the fixed assets and goodwill associated with the Blanket Division in the year ended December 30, 2000.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(14) Supplemental Condensed Consolidating Financial Information

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

                                                                         March 31, 2001
                                      -------------------------------------------------------------------------------------
                                                                              Non-
                                                           Guarantor        Guarantor
         Financial Position                 Parent        Subsidiaries    Subsidiaries     Eliminations      Consolidated
         ------------------                 ------        ------------    ------------     ------------      ------------

Assets:
-------
Trade receivables                     $            -            187,223           5,780               -          193,003
Receivable from affiliates                   763,785                  -               -         (763,785)              -
Inventories                                        -            262,186           6,518               -          268,704
Other current assets                             738             51,233             126               -           52,097
                                         --------------  ---------------  --------------  ----------------  ---------------
      Total current assets                   764,523            500,642          12,424         (763,785)        513,804


Property, plant and equipment, net                10            523,140           1,092               -          524,242
Intangibles, net                               5,059            223,084           2,189               -          230,332
Other assets                                 213,948             10,326               -         (194,880)         29,394
                                         --------------  ---------------  --------------  ----------------  ---------------
      Total assets                    $      983,540          1,257,192          15,705         (958,665)      1,297,772
                                         ==============  ===============  ==============  ================  ===============

         Liabilities and shareholders' equity (deficit):
         -----------------------------------------------
Liabilities not subject to
compromise:
Accounts payable and accrued
  liabilities                         $       13,103             94,466           1,456               -          109,025
Payables to affiliates                             -            755,968           7,817         (763,785)              -
Long-term debt in default                    675,963             17,033               -               -          692,996
                                         --------------  ---------------  --------------  ----------------  ---------------
      Total current liabilities              689,066            867,467           9,273         (763,785)        802,021

Noncurrent liabilities                             -             39,775               -               -           39,775
                                         --------------  ---------------  --------------  ----------------  ---------------
      Total liabilities not
         subject to compromise               689,066            907,242           9,273         (763,785)        841,796

Liabilities subject to compromise            323,487            161,502               -               -          484,989

Redeemable convertible preferred
    stock                                     86,526                  -               -               -           86,526

Shareholders' equity (deficit)              (115,539)           188,448           6,432         (194,880)       (115,539)
                                         --------------  ---------------  --------------  ----------------  ---------------
         Total liabilities and
         shareholders' equity
          (deficit)                   $      983,540          1,257,192          15,705         (958,665)      1,297,772
                                         ==============  ===============  ==============  ================  ===============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(14) Supplemental Condensed Consolidating Financial Information


                                                                        December 30, 2000
                                       -------------------------------------------------------------------------------------
                                                                              Non-
                                                           Guarantor        Guarantor
          Financial Position                 Parent       Subsidiaries    Subsidiaries     Eliminations      Consolidated
          ------------------                 ------       ------------    ------------     ------------      ------------
Assets:
-------
Trade receivables                      $           -            204,836           7,891               -           212,727
Receivable from affiliates                   787,590                  -               -       (787,590)                 -
Inventories                                        -            271,919           6,888               -           278,807
Other current assets                               -             48,213             809               -            49,022
                                          -------------  ---------------  --------------  ----------------  ----------------
      Total current assets                   787,590            524,968          15,588       (787,590)           540,556

Property, plant and equipment,
   net                                           320            534,087             984               -           535,391
Intangibles, net                               6,622            224,652           2,206               -           233,480
Other assets                                 214,090             53,967               -       (238,613)            29,444
                                          -------------  ---------------  --------------  ----------------  ----------------
      Total assets                     $   1,008,622          1,337,674          18,778     (1,026,203)         1,338,871
                                          =============  ===============  ==============  ================  ================

     Liabilities and shareholders' equity (deficit):
     -----------------------------------------------
Liabilities not subject to
      compromise:
Accounts payable and accrued
    liabilities                        $       4,151             86,335           2,881               -            93,367
Payables to affiliates                             -            779,207           8,383       (787,590)                 -
Other current liabilities                        984             32,369           (124)               -            33,229
Long-term debt in default                    660,790                  -               -               -           660,790
                                          -------------  ---------------  --------------  ----------------  ----------------
       Total current liabilities             665,925            897,911          11,140       (787,590)           787,386

Noncurrent liabilities                             -             39,910             106               -            40,016
                                          -------------  ---------------  --------------  ----------------  ----------------
      Total liabilities not
         subject to compromise               665,925            937,821          11,246       (787,590)           827,402

Liabilities
  subject to compromise                      323,321            168,772               -               -           492,093

 Redeemable convertible
   preferred stock                            82,827                  -               -               -            82,827

Shareholders' equity (deficit)               (63,451)           231,081           7,532       (238,613)           (63,451)
                                          -------------  ---------------  --------------  ----------------  ----------------
      Total liabilities and
         shareholders equity (deficit) $   1,008,622          1,337,674          18,778     (1,026,203)         1,338,871
                                          =============  ===============  ==============  ================  ================

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(14) Supplemental Condensed Consolidating Financial Information


                                                            Three Months Ended March 31, 2001
                                  --------------------------------------------------------------------------------------
                                                                           Non-
                                                        Guarantor       Guarantor
      Results of Operations              Parent       Subsidiaries     Subsidiaries     Eliminations      Consolidated
      ---------------------              ------       ------------     ------------     ------------      ------------
Net sales                          $           -          294,984           3,660           (8,878)          289,766
Cost of goods sold                             -          291,082           3,145           (8,878)          285,349
                                      --------------  --------------  ---------------  ---------------   ---------------
    Gross profit                               -            3,902             515                 -            4,417

Selling, general and administrative          226           22,298           1,596                 -           24,120
Restructuring charges                          -            1,977               -                 -            1,977
                                      --------------  --------------  ---------------  ---------------   ---------------
    Earnings (loss) from
       operations                           (226)         (20,373)         (1,081)                -          (21,680)

Equity in loss of subsidiaries           (43,733)               -               -            43,733                -
Interest expense                          (3,945)          22,848              19                 -           18,922
                                      --------------  --------------  ---------------  ---------------   ---------------
    Loss before reorganization items
    and income taxes                     (40,014)         (43,221)         (1,100)           43,733          (40,602)

Reorganization items                       8,213             (588)               -                -            7,625
                                      --------------  --------------  ---------------  ---------------   ---------------
    Earnings (loss) before
    income taxes                         (48,227)         (42,633)         (1,100)           43,733          (48,227)

Income taxes                                    -               -                -                -                -
                                      --------------  --------------  ---------------  ---------------   ---------------
    Net earnings (loss)                  (48,227)         (42,633)         (1,100)           43,733          (48,227)

Preferred dividends                        3,699                -                -                -            3,699
                                      --------------  --------------  ---------------  ---------------   ---------------
    Loss applicable to
    common shareholders            $     (51,926)         (42,633)         (1,100)           43,733          (51,926)
                                      ==============  ==============  ===============  ===============   ===============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(14)   Supplemental Condensed Consolidating Financial Information


                                                              Three Months Ended April 1, 2000
                                    -------------------------------------------------------------------------------------
                                                                            Non-
                                                         Guarantor        Guarantor
       Results of Operations              Parent        Subsidiaries    Subsidiaries     Eliminations      Consolidated
       ---------------------              ------        ------------    ------------     ------------      ------------

Net sales                           $           -          337,707             7,453                -          345,160
Cost of goods sold                              -          299,593             6,472                -          306,065
                                       --------------  ---------------  --------------  ----------------  ---------------
    Gross profit                                -           38,114               981                -           39,095

Selling, general and administrative        (1,099)          27,862               176                -           26,939
                                       --------------  ---------------  --------------  ----------------  ---------------
    Earnings from operations                1,099           10,252               805                -           12,156

Equity in loss of subsidiaries             (9,205)               -                -             9,205                -
Interest expense                            1,902           25,733               209                -           27,844
                                       --------------  ---------------  --------------  ----------------  ---------------

    Earnings (loss) before income
    taxes                                 (10,008)         (15,481)              596            9,205          (15,688)

Income taxes                                 (281)          (5,680)               -                 -           (5,961)
                                       --------------  ---------------  --------------  ----------------  ---------------
    Net earnings (loss)                    (9,727)          (9,801)              596            9,205           (9,727)

Preferred dividends                         1,943                 -               -                 -            1,943
                                       --------------  ---------------  --------------  ----------------  ---------------
    Earnings (loss) applicable to
    common shareholders             $     (11,670)          (9,801)              596            9,205          (11,670)
                                       ==============  ===============  ==============  ================  ===============


                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(14)   Supplemental Condensed Consolidating Financial Information

                                                            Three Months Ended March 31, 2001
                                   -------------------------------------------------------------------------------------
                                                                           Non-
                                                        Guarantor       Guarantor
            Cash Flows                    Parent      Subsidiaries     Subsidiaries     Eliminations      Consolidated
            ----------                    ------      ------------     ------------     ------------      ------------
Cash provided by (used in)
   Operating activities             $      (4,041)         9,743              724                 -            6,426

Cash used in Investing
   activities                                   -         (1,792)            (158)                -           (1,950)

Cash provided by (used in)
   Financing activities                     4,041         (5,201)            (566)               -            (1,726)
                                       -------------  --------------  ---------------  ---------------   ---------------

Net change in cash and cash
   equivalents                                  -          2,750                 -                -            2,750

Cash and cash equivalents at
   Beginning of year                            -         32,157                 -                -           32,157
                                       -------------  --------------  ---------------  ---------------   ---------------

Cash and cash equivalents at
   End of period                    $           -         34,907                 -                -           34,907
                                       =============  ==============  ===============  ===============   ===============


                                                             Three Months Ended April 1, 2000
                                   -------------------------------------------------------------------------------------
                                                                           Non-
                                                        Guarantor       Guarantor
            Cash Flows                    Parent      Subsidiaries     Subsidiaries     Eliminations      Consolidated
            ----------                    ------      ------------     ------------     ------------      ------------

Cash provided by (used in)
   Operating activities             $       9,684   $     (5,113)   $        (146)   $           -    $        4,425

Cash used in Investing
    activities                                  -        (13,434)             (30)               -           (13,464)

Cash provided by (used in)
   Financing activities                    (9,684)         33,025              176               -            23,517
                                       -------------  --------------  ---------------  ---------------   ---------------

Net change in cash and cash
   equivalents                                  -          14,478                -               -            14,478

Cash and cash equivalents at
   Beginning of year                            -           4,854                -               -             4,854
                                       -------------  --------------  ---------------  ---------------   ---------------

Cash and cash equivalents at
   End of period                    $           -   $      19,332   $            -   $           -    $       19,332
                                       =============  ==============  ===============  ===============   ===============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2000.

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

The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period of the Debtors to file a plan for reorganization expired on March 14, 2001; however, the Debtors requested and received from the Bankruptcy Court an extension to the exclusive period through July 16, 2001. The Bankruptcy Court also granted an extension on the solicitation period, through September 14, 2001. If the Debtors fail to file a plan of reorganization by July 16, 2001 or, after such plan has been filed, the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors by September 14, 2001, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

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

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Financing Facility, its ability to return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and accordingly are not presently determinable.

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

Results of Operations
---------------------

Net Sales. Net sales were down from $345.2 million in the first quarter of 2000 to $289.8 million in the first quarter of 2001, a decrease of $55.4 million or 16.1%. Net sales for the Company's operating segments for each quarter are shown below (in thousands):

                                                   Net Sales
                                               Three Months Ended
                                   -------------------------------------------
                                          March 31,                April 1,
                                           2001                     2000
                                   -----------------        ------------------
     Bed and Bath                    $       210,892          $        252,414
     Pillow and Pad                           63,326                    65,745
     Blanket                                  10,840                    20,742
     Other (a)                                 4,708                     6,259
                                   -----------------        ------------------

     Total                           $       289,766          $        345,160
                                   =================        ==================

(a) Includes retail stores

Approximately $38.9 million of the decrease in sales for the first quarter of 2001 is attributable to the loss of a specific customer, affecting the Company's three major Divisions. This, combined with the continued slow down in the U.S. economy and increased competition from imports, was responsible for the Company's decline in sales volume in the first quarter of 2001.

Gross Profit. Gross profit decreased $34.7 million from $39.1 million in the first quarter of 2000 to $4.4 million in the first quarter of 2001. Gross profit
(loss) by operating segment is as follows (in thousands):


                                             Gross Profit (Loss)
                                             Three Months Ended
                         -------------------------------------------------------
                                     March 31,                    April 1,
                                      2001                         2000
                         --------------------------   --------------------------
     Bed and Bath        $           10,361             $         38,315
     Pillow and Pad                   7,879                       13,649
     Blanket                         (3,074)                      (2,135)
     Other (a)                      (10,749)                     (10,734)
                         --------------------------   --------------------------
     Total               $            4,417             $         39,095
                         ==========================   ==========================

(a) Includes retail stores and corporate charges

In the first quarter of 2001, the Company continued to focus on reducing working capital by improving receivable collections and lowering inventory levels and matching production to sales more closely. Although this has had a positive impact on the Company's working capital, it has put additional pressure on gross profits primarily due to higher unabsorbed overhead costs of approximately $20.0 million, and increased costs for utilities and chemicals. Currently, management is assessing ways to cut costs and examining strategic alternatives for increasing the Company's long-term profitability.

Selling, General and Administrative ("SG&A"). SG&A expenses in the first quarter of 2001 decreased $2.8 million to $24.1 million from the first quarter of 2000 of $26.9 million. These savings are primarily the result of management's continued focus on cost controls.

Restructuring Charge. During the first quarter of 2001, the Company incurred a charge of approximately $2.0 million related to the closure of the Company's manufacturing facility in Hawkinsville, Georgia. The charge principally consists of severance and related benefits. The Company had previously recorded a $3.4 million impairment charge for the fixed assets at the Hawkinsville facility in the year ended December 30, 2000. The Company currently anticipates that the closure will result in annual cost savings of approximately $3 million to $4 million.

Interest Expense. Interest expense decreased $8.9 million to $18.9 million for the three months ended March 31, 2001, compared to $27.8 million for the three months ended April 1, 2000. The average interest rate in the first quarter of 2001 was approximately 10.0%, compared to approximately 9.3% in the first quarter of 2000. The primary reason for the decrease in interest expense results from the Company's filing of the Chapter 11 Cases, which enabled the Company to cease the payment and accrual of interest on all unsecured prepetition debt. The interest on that unsecured prepetition debt was approximately $8.6 million in the first quarter of 2001.

Reorganization Items. During the first quarter of 2001, the Company recognized $7.6 million of reorganization items associated with the Chapter 11 Cases. The charge consists of approximately $6.3 million of fees payable to professionals retained to assist with the filing of the Chapter 11 Cases and approximately $1.9 million for a retention incentive bonus plan for the Company's management team and other key employees, offset by interest income of $0.6 million.

Liquidity and Capital Resources
-------------------------------

DIP Financing Facility. On December 6, 2000, the Bankruptcy Court entered the DIP Financing Order authorizing the Debtors to enter into the $150.0 million DIP Financing Facility and to grant first priority primary liens, mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. On March 6, 2001, the DIP Financing Facility was amended to, among other things, reduce the amount of the facility to $125.0 million. The Company obtained the reduction in the amount of the facility based upon its determination that, as a result of its improved liquidity position, it did not need as much availability as originally provided by the facility and its desire to reduce the amount of its monthly unused commitment fee.

Under the terms of the DIP Financing Facility, as amended, a $125.0 million revolving credit facility, including up to $60.0 million for postpetition letters of credit, is available to the Company until the earliest of (a) November 14, 2001, (b) the date on which the plan of reorganization becomes effective, (c) any material non-compliance with any of the terms of the DIP Financing Order, (d) any event of default that shall have occurred under the DIP Financing Facility, or (e) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. Upon the satisfaction of certain conditions, the November 14, 2001 maturity date could be extended for an additional period of six months upon payment of an extension fee equal to 0.50% of the portion of the DIP Financing Facility being extended. Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of London Interbank Offered Rate ("LIBOR") plus 3.50% or Bank of America's Base Rate (which is the higher of Federal Funds Rate or Prime Rate plus, in either case, 0.05%) plus 1.00%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.50%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility is secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities described below and a junior lien on certain plant and equipment that secure six industrial revenue bond facilities described below (the "IRB Facilities") aggregating approximately $14.6 million as of March 31, 2001, and certain obligations to the Pension
Benefit Guaranty Corporation. The documentation evidencing the DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. The net proceeds of certain asset sales outside the ordinary course of business reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business are applied as a permanent reduction of the DIP Financing Facility.

As of March 31, 2001, the Company had $17.1 million in letters of credit outstanding under the DIP Financing Facility. No cash borrowings were outstanding on the DIP Financing Facility at March 31, 2001. Availability under the DIP Financing Facility as of March 31, 2001, was $72.1 million. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

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

As of March 31, 2001, the Company had $14.1 million in letters of credit outstanding under the prepetition revolving credit facility. As these prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various senior credit facilities for the first quarter of 2001 was approximately 10.0%. The senior debt facilities expire on January 31, 2002.

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

Overline Facility. In May 1999, the Company entered into the $20.0 million Overline Facility in order to obtain additional working capital availability. On July 27, 1999, the Overline Facility was amended to increase the amount of funds available to $35.0 million. At the end of the third and fourth quarters of its 1999 fiscal year, the Company was not in compliance with certain financial covenants under the Overline Facility, the covenants of which are incorporated by reference to the senior debt facilities described above. The Company obtained a series of temporary waivers of this non-compliance and extensions of the maturity date. Effective December 7, 1999, the Company agreed to certain amendments to the Overline Facility, resulting in the Overline Facility being secured by the same assets securing the senior debt facilities described above. Effective as of March 31, 2000, the Company obtained a permanent waiver of its prior non-compliance and the Overline Facility was amended to lengthen its term to maturity, to impose an amortization schedule for the repayment of principal, and to increase the applicable interest rate margins (subject to reduction if EBITDA exceeded a specified level for the 2000 fiscal year). The Overline Facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the Overline Facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The Overline Facility matures upon termination by the Company at any time or otherwise at the earliest of: (i) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or (ii) January 31, 2002.

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

As a result of the filing of the Chapter 11 Cases, the Company is in default under the indentures governing both the 9% Notes and the 10% Notes. No principal or interest payment will be made on the 9% Notes or the 10% Notes during the pendency of the Chapter 11 Cases.

Fieldcrest Cannon 6% Convertible Debentures. As a result of the Company's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Debentures are convertible, at the option of the holders, into a combination of cash and

Common Stock. During the fourth quarter of 1999, the Company notified the holders of the 6% Convertible Debentures that it was not practicable or prudent for payments to be made in respect of the conversion of the 6% Convertible Debentures and advised holders that had given notice of conversion and surrendered their 6% Convertible Debentures that they could rescind their notice of conversion, return to the Company any Common Stock that had been issued to them, and have their 6% Convertible Debentures reinstated. Although many holders did rescind and return their Common Stock, other holders could not rescind because they had already sold their Common Stock. As of September 30, 2000, the cash component remaining to be paid in respect of the 6% Convertible Debentures that had been surrendered without subsequent rescission was approximately $5.2 million. Including the cash component just mentioned, as of March 31, 2001, approximately $90.4 million aggregate principal amount of the 6% Convertible Debentures remained outstanding, including 6% Convertible Debentures that had been surrendered without subsequent rescission. If all such outstanding 6% Convertible Debentures were converted at such date, including those surrendered without subsequent rescission, the resulting cash component to be paid to the holders of the 6% Convertible Debentures would have been approximately $57.2 million.

Prior to the Petition Date, the Company was prohibited under the terms of the indentures governing the 9% Notes and the 10% Notes from making payments in respect of the 6% Convertible Debentures except for interest payments and payments at maturity or pursuant to sinking fund obligations. In an effort to address both (i) the unpaid cash portion of the conversion consideration owing to certain holders of 6% Convertible Debentures who had surrendered their debentures for conversion but had not been paid the cash portion of the conversion consideration (the "Cash Claimants") and (ii) the cash payment prohibition in respect of any future conversions, the Company initiated discussions with certain holders of the 6% Convertible Debentures regarding a potential restructuring of the 6% Convertible Debentures. Notwithstanding months of effort, the parties to those discussions were unable to agree upon a mutually satisfactory comprehensive restructuring of the 6% Convertible Debentures and amounts owing to the Cash Claimants. In September 2000, the Company notified the holders of the 6% Convertible Debentures of its plan for making payments to the Cash Claimants. Pursuant to the plan, the Company agreed to pay out as a "scheduled payment" cash in the amount of approximately $3.8 million annually to the Cash Claimants, which is the amount of cash sufficient to complete the conversion of $6.25 million principal amount of the 6% Convertible Debentures annually and utilize such converted 6% Convertible Debentures as a credit to satisfy its annual sinking fund obligation under the indenture governing the 6% Convertible Debentures. As part of the plan and in accordance with the terms of the indenture governing the 6% Convertible Debentures, the Company agreed to pay out cash to the Cash Claimants in order to complete and finalize Debenture conversions and utilize such converted Debentures as credits to satisfy its annual sinking fund obligations as follows: (i) approximately $3.8 million on September 28, 2000, (ii) approximately $3.8 million on March 16, 2001, and (iii) the balance owing to Cash Claimants on March 18, 2002. Under the plan, these cash payments would be made by the Company to the Cash Claimants in the order the 6% Convertible Debentures were presented for conversion, i.e., on a first to convert, first to be paid basis. The unpaid cash portion for each Cash Claimant would be evidenced by a non-interest bearing subordinated promissory notes executed by Fieldcrest Cannon (the "Cash Claimant Notes"). Pursuant to the plan, the Company made the first scheduled payment on September 28, 2000. As of March 31, 2001, the aggregate principal amount of the outstanding Cash Claimant Notes was $5.2 million.

As a result of the filing of the Chapter 11 Cases, Fieldcrest Cannon is in default under the indenture governing the 6% Debentures and the Cash Claimant Notes. No principal or interest payment will be made on the 6% Convertible Debentures or Cash Claimant Notes during the pendency of the Chapter 11 Cases.

Industrial Revenue Bonds. The Company has obligations in respect of six industrial revenue bond facilities. The IRB Facilities are secured by liens on specified plants and equipment. As of March 31, 2001, $14.6 million of bonds in the aggregate were outstanding under the IRB Facilities.

As a result of the default on the senior debt facilities and the filing of the Chapter 11 Cases, the Company is in default of its obligations under each of the IRB Facilities.

Adequacy of Capital Resources. As discussed above, the Debtors are operating their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding Pillowtex's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based on current and anticipated levels of operations, and efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, Pillowtex's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

In addition, the amounts reported in the consolidated financial statements do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of a plan of reorganization. Adjustments necessitated by the confirmation of a plan of reorganization could materially change the amounts reported in the consolidated financial statements.

Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors of approximately $485.0 million as of March 31, 2001, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases to determine which, if any, they will reject. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items.

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

This filing contains certain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. Because such forward-looking statements are subject to various risks and uncertainties, results may differ materially from those expressed in or implied by such statements. Many of the factors that will determine these results are beyond the Company's ability to control or predict. Factors which could affect the Company's future results and could cause results to differ materially from those expressed in or implied by such forward-looking statements include, among others: (a) the significant challenges faced in connection with the Chapter 11 Cases; (b) the substantial doubt as to whether the Company will continue as a going concern; (c) the restrictions on the conduct of the Company's business as a result of the Chapter 11 Cases and provisions contained in the DIP Financing Facility; (d) the Company's dependence on specific raw materials; (e) the effects of adverse retail industry conditions; (f) the Company's dependence on specific brand names; (g) the risks related to the loss of key licenses; (h) the risks related to loss of material customers; (I) the risks related to organized labor; (j) the seasonality of the Company's businesses; (k) the difficulties in attracting and retaining personnel; and (l) the substantial effort of management required in connection with the Chapter 11 Cases. For further discussion of such risks, see "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in the Company's Annual Report on Form 10-K for its fiscal year ended December 30, 2000.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits

              4.1 Resignation, Appointment and Acceptance, dated March 23, 2001, by and among Pillowtex Corporation, as Issuer, U.S. Bank National Association, as Resigning Trustee, and HSBC Bank USA, as Successor Trustee

              10.1 Second Amendment to Post-Petition Credit Agreement dated as of January 30, 2001, among Pillowtex Corporation and certain of its Subsidiaries, certain Lenders named therein, and Bank of America, N.A., as Administrative Agent

              10.2* Employment Agreement entered into between Pillowtex Corporation and an executive officer, dated as of March 19, 2001


        (b)      Reports on Form 8-K

                 None



* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  May 14, 2001                    PILLOWTEX CORPORATION
                                       (Registrant)



                                       /s/ Michael R. Harmon
                                       -----------------------------------------
                                       Michael R. Harmon
                                       Executive Vice President and Chief
                                       Financial Officer


                                Index to Exhibits

   Exhibit                                                                           Method of Filing

4.1          Resignation,  Appointment and Acceptance, dated March 23, 2001, by and  Filed herewith electronically
             among   Pillowtex   Corporation,   as  Issuer,   U.S.   Bank  National
             Association,  as  Resigning  Trustee,  and HSBC Bank USA, as Successor
             Trustee

10.1         Second  Amendment  to  Post-Petition  Credit  Agreement  dated  as  of  Filed herewith electronically
             January  30,  2001,  among  Pillowtex  Corporation  and certain of its
             Subsidiaries,  certain  Lenders  named  therein,  and Bank of America,
             N.A., as Administrative Agent

10.2*        Employment Agreement entered into between Pillowtex Corporation and     Filed herewith electronically
             an executive officer, dated as of March 19, 2001

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.