Form 10-Q
period 2001-06-30
PILLOWTEX CORP
filed 2001-08-14
CIK 896265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)                         FORM 10-Q
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                      Yes   [X]              No   [ ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at August 8, 2001
          --------                         -----------------------------
Common Stock, $.01 par value                         14,250,892

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements:

         Consolidated Balance Sheets as of June 30, 2001,
         July 1, 2000 and December 30, 2000                                 3

         Consolidated Statements of Operations for the three months
         ended June 30, 2001 and July 1, 2000                               4

         Consolidated Statements of Operations for the six months
         ended June 30, 2001 and July 1, 2000                               5

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2001 and July 1, 2000                               6

         Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     28

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  36

SIGNATURE                                                                  37

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR PAR VALUE)

ASSETS                                                                              June 30,         July 1,         December 30,
                                                                                      2001             2000               2000
                                                                                -------------------------------------------------
Current assets:                                                                    (unaudited)      (unaudited)       (audited)
   Cash and cash equivalents                                                       $   24,621            3,350             32,157
   Receivables:
      Trade, less allowances of  $22,702 as of  June 30, 2001,  $28,176
          as of  July 1, 2000 and $43,249 as of  December 30, 2000                    166,577          234,472            212,727
      Other                                                                             7,439           17,748              6,261
   Inventories                                                                        244,874          461,828            278,807
   Assets held for sale                                                                 7,074            1,193              5,281
   Prepaid expenses                                                                     3,616            5,741              5,323
                                                                                   ----------        ---------          ---------
      Total current assets                                                            454,201          724,332            540,556
Property, plant and equipment, net                                                    492,843          630,597            535,391
Intangible assets, at cost less accumulated amortization of
    $34,181 as of  June 30, 2001,  $31,840 as of July 1, 2000
     and  $27,802 as of December 30, 2000                                             227,219          282,845            233,480
Other assets                                                                           29,511           31,229             29,444
                                                                                   ----------        ---------          ---------
          Total assets                                                             $1,203,774        1,669,003          1,338,871
                                                                                   ==========        =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
   Accounts payable                                                                $   38,267          122,770             34,909
   Accrued expenses                                                                    52,894           57,137             58,458
   Deferred income taxes                                                                    -           36,590                  -
   Current portion of long-term debt                                                        -           87,557                  -
   Current portion of long-term debt in default                                       678,923                -             33,229
   Long-term debt in default                                                           12,673                -            660,790
                                                                                   ----------        ---------          ---------
      Total current liabilities                                                       782,757          304,054            787,386
Long-term debt, less current portion                                                        -          987,654                  -
Deferred income taxes                                                                       -           59,606                  -
Noncurrent liabilities                                                                 38,833           52,278             40,016
                                                                                   ----------        ---------          ---------
      Total liabilities not subject to compromise                                     821,590        1,403,592            827,402
Liabilities subject to compromise                                                     491,898                -            492,093
                                                                                   ----------        ---------          ---------
          Total liabilities                                                         1,313,488        1,403,592          1,319,495
Series A redeemable convertible preferred stock, $.01 par value;
    81,411,  79,455 and 81,411 shares issued and outstanding for
    June 30,  2001,  July 1, 2000, and December 30, 2000,  respectively                90,225           77,835             82,827
Shareholders' equity (deficit):
    Preferred stock, $.01 par value; authorized 20,000,000 shares;
       only Series A issued                                                                 -                -                  -
Common stock, $.01 par value; authorized 55,000,000 shares;
        14,250,892 as of June 30, 2001, 14,241,070  as of
        July 1, 2000 and 14,252,069 as of  December 30, 2000
        shares issued and outstanding                                                     143              142                143
    Additional paid-in capital                                                        160,120          160,515            160,120
    Retained earnings (accumulated deficit)                                          (358,366)          29,487           (222,067)
    Currency translation adjustment                                                    (1,836)          (1,947)            (1,647)
    Deferred compensation                                                                   -             (621)                 -
                                                                                   ----------        ---------          ---------
      Total shareholders' equity (deficit)                                           (199,939)         187,576            (63,451)
                                                                                   ----------        ---------          ---------
Commitments and contingencies
          Total liabilities and shareholders' equity (deficit)                     $1,203,774        1,669,003          1,338,871
                                                                                   ==========        =========          =========

         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended June 30, 2001 and July 1, 2000
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (unaudited)

                                                                 June 30,           July 1,
                                                                   2001              2000
                                                                 ---------         ---------
Net sales                                                         $247,487           341,940
Cost of goods sold                                                 252,536           302,428
                                                                  --------          --------
      Gross profit (loss)                                           (5,049)           39,512
Selling, general and administrative expenses                        20,661            22,613
Impairment of long-lived assets                                     20,085                 -
Restructuring charge                                                 4,887                 -
                                                                  --------          --------
      Earnings (loss) from operations                              (50,682)           16,899
Interest expense (contractual interest of $25,020 in 2001)          16,454            25,968
                                                                  --------          --------
      Loss before reorganization items and
        income taxes                                               (67,136)           (9,069)
Reorganization items                                                13,540                 -
                                                                  --------          --------
      Loss before income taxes                                     (80,676)           (9,069)
Income tax benefits                                                      -            (2,951)
                                                                  --------          --------
      Net loss                                                     (80,676)           (6,118)
Preferred dividends and accretion                                    3,697             1,994
                                                                  --------          --------
      Loss applicable to common shareholders                      $(84,373)           (8,112)
                                                                  ========          ========
Loss per common share -
      Basic and diluted                                           $  (5.92)             (.57)
                                                                  ========          ========
Weighted average common shares outstanding -
      Basic and diluted                                             14,251            14,227
                                                                  ========          ========

         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                Six Months Ended June 30, 2001 and July 1, 2000
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (unaudited)

                                                                     June 30,        July 1,
                                                                       2001            2000
                                                                    ---------       ---------
Net sales                                                           $ 537,253         687,100
Cost of goods sold                                                    537,885         608,493
                                                                    ---------         -------
      Gross profit (loss)                                                (632)         78,607
Selling, general and administrative expenses                           44,781          49,552
Impairment of long-lived assets                                        20,085               -
Restructuring charge                                                    6,864               -
                                                                    ---------         -------
      Earnings (loss) from operations                                 (72,362)         29,055
Interest expense (contractual interest of $52,508 in 2001)             35,376          53,812
                                                                    ---------         -------
      Loss before reorganization items and
        income taxes                                                 (107,738)        (24,757)
Reorganization items                                                   21,165               -
                                                                    ---------         -------
      Loss before income taxes                                       (128,903)        (24,757)
Income tax benefits                                                         -          (8,912)
                                                                    ---------         -------
      Net loss                                                       (128,903)        (15,845)
Preferred dividends and accretion                                       7,396           3,937
                                                                    ---------         -------
      Loss applicable to common shareholders                        $(136,299)        (19,782)
                                                                    =========         =======
Loss per common share -
      Basic and diluted                                             $   (9.56)          (1.39)
                                                                    =========         =======
Weighted average common shares outstanding -
      Basic and diluted                                                14,251          14,227
                                                                    =========         =======

          See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six Months Ended June 30, 2001 and July 1, 2000
                             (Dollars in thousands)
                                  (unaudited)


                                                                  June 30,        July 1,
                                                                    2001            2000
                                                                 ---------        -------
Cash flows from operating activities:
Net loss                                                         $(128,903)       (15,845)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                  28,044         32,210
     Impairment of long-lived assets                                20,085              -
     Deferred income taxes                                               -         (8,912)
     Changes in assets and liabilities:
             Trade receivables                                      46,150         34,310
             Inventories                                            33,933        (38,776)
             Accounts payable and accrued expenses                     (95)       (12,682)
             Other assets and liabilities                            3,109         (1,320)
                                                                 ---------      ---------
     Net cash provided by (used in) operating activities             2,323        (11,015)

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment               1,251          3,543
   Purchases of property, plant and equipment                       (6,380)       (16,932)
                                                                 ---------      ---------
     Net cash used in investing activities                          (5,129)       (13,389)

Cash flows from financing activities:
   Decrease in checks not yet presented for payment                 (2,344)          (497)
   Borrowings on revolving credit loans                                  -        474,900
   Repayments of revolving credit loans                                  -       (435,475)
   Retirement of long-term debt                                     (2,386)       (16,028)
                                                                 ---------      ---------
     Net cash provided by (used in) financing activities            (4,730)        22,900

Net change in cash and cash equivalents                             (7,536)        (1,504)
Cash and cash equivalents at beginning of period                    32,157          4,854
                                                                 ---------      ---------
Cash and cash equivalents at end of period                       $  24,621          3,350
                                                                 =========      =========
Supplemental disclosures of cash flow information:

Cash paid (received) during the period for:
     Interest                                                    $  37,229        53,531
                                                                 =========      ========
     Income taxes                                                $     121        (3,105)
                                                                 =========      ========

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

Certain reclassifications have been made to the July 1, 2000 and December 30, 2000, inventory categories in note 3 in order to conform with presentation used in 2001.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On November 14, 2000 (the "Petition Date"), Parent and substantially all of its domestic subsidiaries (collectively, the "Debtors"), including Fieldcrest Cannon, Inc. ("Fieldcrest Cannon"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes.

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. The estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection is approximately $8.9 million, which was accrued in the second quarter of 2001 as a reorganization item. The Company may be required to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code.

The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period for the Debtors to file a plan of reorganization originally would have expired on March 14, 2001, but was extended by the Bankruptcy Court until July 16, 2001. The Debtors have requested and received from the Bankruptcy Court another extension of the exclusive periods to file a plan of reorganization and solicit acceptances thereof through November 16, 2001 and January 15, 2002, respectively. Unless such periods are again extended by the Bankruptcy Court, if the Debtors fail to file a plan of reorganization by November 16, 2001 or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors by January 15, 2002, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


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

Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of developing a plan of reorganization and will seek the acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are continuing to review their operations and identify assets for disposition. On July 27, 2001, the Company entered into a definitive agreement to sell most of the inventory and fixed assets associated with its Blanket Division (see note 13).

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) assuming that the Company will continue as a going concern.
The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the debtor-in-possession financing facility, its ability to return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

In the Chapter 11 Cases, substantially all unsecured and under-secured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)

after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The last date by which claims against the Company had to be filed in the Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 Cases, i.e., the bar date, was July 23, 2001. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and amicably resolved, adjudicated before the Bankruptcy Court or resolved through another dispute resolution process. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved plan of reorganization and accordingly are not presently determinable.

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

(2)  Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments and aggregated $80.7 million and $129.1 million for the three and six month periods ended June 30, 2001, respectively. For the three and six months periods ended July 1, 2000, comprehensive loss aggregated were $6.4 million and $16.1 million, respectively.

(3)  Inventories

Inventories consisted of the following at June 30, 2001, July 1, 2000, and December 30, 2000:


                                    June 30,   July 1,      December 30,
                                      2001      2000           2000
                                    --------  --------      -----------
    Finished goods                  $122,153   240,426        122,257
    Work-in-process                   49,714   148,721         79,120
    Raw materials and supplies        66,325    63,652         62,212
    In-transit and off-site            6,682     9,029         15,218
                                    --------  --------      -----------
                                    $244,874   461,828        278,807
                                    --------  --------      -----------

(4)  Loss Per Share

There were no reconciling items between basic loss per share and diluted loss per share because the effects of the conversion of preferred convertible stock and convertible debentures would have been anti-dilutive for the three and six month periods ended June 30, 2001 and July 1, 2000, respectively. Because the exercise price for outstanding options for the three and six month periods ended June 30, 2001 and July 1, 2000, respectively was greater than the average market price, no options were assumed to be exercised. For the three and six month periods ended June 30, 2001 and July 1, 2000, respectively, preferred convertible stock was convertible into approximately 3.8 million and 3.3 shares of common stock and convertible debentures were convertible into approximately
0.5 million shares of common stock and options to purchase approximately 1.1 million and 1.3 million shares of common stock were outstanding.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


(5)  Long-Term Debt and Liquidity

     Long-term debt consists of the following:

                                                          June 30,        July 1,     December 30,
                                                            2001           2000           2000
                                                         ----------      --------    -------------
Revolver less portion to be treated
  as postpetition debt                                    $  241,021      299,225        255,956
Term loans less portion to be treated
  as postpetition debt                                       250,204      329,830        268,090
Portion of revolver and term loans
  to be treated as postpetition debt                         150,000            -        117,179
Overline Credit Facility                                      34,738       35,000         34,738
DIP Financing Facility                                             -            -              -
Industrial revenue bonds with interest rates
    from 3.60% to 7.85% and maturities
    through July 1, 2021; generally collateralized
    by land and buildings                                     13,860       15,669         14,925
9% Senior Subordinated Notes due 2007                        185,000      185,000        185,000
10% Senior Subordinated Notes due 2006                       125,000      125,000        125,000
6% Convertible Subordinated Debentures due
  2012 (effective rate of 8.72%, net of
    $14.0 million in unamortized discount at
    July 1, 2000)                                             90,417       82,936         90,417
Other debt                                                     1,811        2,551          3,131
                                                          ----------    ---------      ---------
Total debt                                                 1,092,051    1,075,211      1,094,436
Less:
  Current portion of long-term debt                                -      (87,557)             -
  Current portion of long-term debt in default              (678,923)           -        (33,229)
  Long-term debt in default                                  (12,673)           -       (660,790)
  Liabilities subject to compromise                         (400,455)           -       (400,417)
                                                          ----------    ---------      ---------
Total long-term debt                                      $        -      987,654              -
                                                          ==========    =========      =========

DIP FINANCING FACILITY

On December 6, 2000, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a $150.0 million debtor-in-possession financing facility including a $60.0 million letter of credit sub-facility (the "DIP Financing Facility") with Bank of America, N.A. as agent for a syndicate of financing institutions comprised of certain of the Company's prepetition senior secured lenders, and to grant first priority priming liens and mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. On March 6, 2001, the DIP Financing Facility was amended to, among other things, reduce the size of the facility to $125.0 million, including the $60.0 million letter of credit sub-facility. The Company obtained the reduction in the size of the DIP Financing Facility based upon its determination that, as a result of its improved liquidity position, it did not need as much availability as originally provided by the facility and its desire to reduce the amount of its monthly unused commitment fee.

The DIP Financing Facility expires on the earliest of (a) November 14, 2001, (b) the date on which the plan of reorganization becomes effective, (c) any material non-compliance with any of the terms of the DIP Financing Order, (d) any event of default that shall have occurred under the DIP Financing Facility, or (e) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court shall have occurred. Under the documentation evidencing the DIP Financing Facility as currently in effect, upon the satisfaction of certain conditions, the November 14, 2001 maturity date could be extended for an additional period of six months upon payment of an extension fee equal to 0.50% of the portion of the DIP Financing Facility being extended.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of London Interbank Offered Rate ("LIBOR") plus 3.50% or Bank of America's Base Rate (which is the higher of the Federal Funds Rate or Prime Rate plus, in either case, 0.05%) plus 1.00%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.50%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility is secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities described below and a junior lien on certain plant and equipment that secure four industrial revenue bond facilities described below (the "IRB Facilities") aggregating approximately $13.9 million as of June 30, 2001, and certain obligations to the Pension Benefit Guaranty Corporation. The documentation evidencing the DIP Financing Facility as currently in effect contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. The net proceeds of certain assets sales outside the ordinary course of business reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business are applied as a permanent reduction of the DIP Financing Facility.

As of June 30, 2001, the Company had $22.4 million in letters of credit outstanding under the DIP Financing Facility. No cash borrowings were outstanding on the DIP Financing Facility at June 30, 2001. Availability under the DIP Financing Facility as of June 30, 2001, was approximately $46.7 million. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

On August 13, 2001, the debtors and the lenders under the DIP Financing Facility entered into an amendment to the facility providing for, among other things, (a) the modification and addition of certain reporting requirements, (b) the modification of the financial covenant requiring maintenance of an asset coverage ratio, (c) the elimination of the financial covenant requiring maintenance of a minimum operating cash flow, (d) the addition of a financial covenant requiring maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization, and (e) the elimination of the six month extension provision described above. The effectiveness of the amendment is subject to, among other things, Bankruptcy Court approval. As of the date of this Quarterly Report, no Bankruptcy Court hearing has been set for this purpose; however, the Company intends promptly to file a motion with the Bankruptcy Court seeking to have the amendment approved at the Bankruptcy Court hearing previously scheduled for August 23, 2001, in connection with the sale of assets associated with the Company's Blanket Division. Simultaneously with entering into the amendment, the lenders under the DIP Financing Facility agreed to waive defaults under the existing asset coverage covenant and reporting requirements of the DIP Financing Facility pending action by the Bankruptcy Court in respect of the amendment. Management believes they will be able to obtain an extension of the DIP Financing Facility beyond November 14, 2001; however, no assurance can be given that any such extension will be obtained or as to the specific terms of any such extension.

SENIOR DEBT FACILITIES

In December 1997, in connection with the Fieldcrest Cannon acquisition, the Company entered into senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America, N.A. acts as the administrative and collateral agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, the Company amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of The Leshner Corporation ("Leshner"), allowing the Company to fund the transaction and reduce borrowings under the revolving credit facility.

As of June 30, 2001, the Company had $12.4 million in letters of credit outstanding under the prepetition revolving credit facility. As these prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various prepetition senior credit facilities for the three months period ended June 30, 2001 was 8.3% and 9.0% for the six months period ended June 30, 2001. The prepetition senior debt facilities expire on January 31, 2002.

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

Pursuant to the DIP Financing Order, the Bankruptcy Court authorized the Company to make scheduled interest payments on the prepetition senior debt facilities. Even though these payments are being made, the Company remains in default under the prepetition senior debt facilities.

As of June 30, 2001, $150.0 million of the $641.2 million of the revolver and term loan facilities had become subject to treatment as postpetition debt rather than prepetition debt, as authorized by the DIP Financing Order.

OVERLINE FACILITY

In May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility (the "Overline Facility") in order to obtain additional working capital availability. On July 27, 1999, the Overline Facility was amended to increase the amount of funds available to $35.0 million and to secure it with the same assets securing the senior debt facilities described above. The Overline Facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the Overline Facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The Overline Facility matures upon termination by the Company at any time or otherwise at the earliest of: (i) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or (ii) January 31, 2002.

Pursuant to the DIP Financing Order, the Bankruptcy Court authorized the Company to make scheduled interest payments on the Overline Facility. Even though these payments are being made, the Company remains in default under the Overline Facility.

SENIOR SUBORDINATED DEBT

In connection with the Fieldcrest Cannon acquisition, the Company issued $185.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2005 (the "9% Notes"), with interest payable semiannually commencing June 15, 1998. The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below.

On November 12, 1996, the Company issued $125.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2006 (the "10% Notes"), with interest payable semiannually commencing May 15, 1997. The 10% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 9% Notes.

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

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


The Company is in default under the indentures governing both the 9% Notes and the 10% Notes. No principal or interest payment has been or will be made on the 9% Notes or the 10% Notes during the pendency of the Chapter 11 Cases.

FIELDCREST CANNON 6% CONVERTIBLE DEBENTURES

As a result of the Company's acquisition of Fieldcrest Cannon, the outstanding Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012 (the "6% Convertible Debentures") are convertible, at the option of the holders, into a combination of cash and Common Stock. As of June 30, 2001, approximately $90.4 million aggregate principal amount of the 6% Convertible Debentures remained outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, the resulting cash component of the conversion consideration would have been approximately $57.2 million.

Prior to the Petition Date, Fieldcrest Cannon issued certain non-interest bearing subordinated promissory notes (the "Cash Claimant notes") in respect of the unpaid cash portion of the conversion consideration owing to certain holders of 6% convertible Debentures who had surrendered their debentures for conversion, but had not been paid the cash portion of the conversion consideration. As of June 30, 2001, the aggregate amount of the outstanding Cash Claimant Notes was $5.2 million.

The 6% Convertible Debentures and Cash Claimants Notes are general unsecured obligations of Fieldcrest Cannon.

Fieldcrest Cannon is in default under the indenture governing the 6% Convertible Debentures and the Cash Claimant Notes. No principal or interest payment has been or will be made on the 6% Convertible Debentures or Cash Claimant Notes during the pendency of the Chapter 11 Cases.

INDUSTRIAL REVENUE BONDS

The Company has obligations in respect of four industrial revenue bond facilities. The IRB Facilities are secured by liens on specified plants and equipment. As of June 30, 2001, $13.9 million of bonds in the aggregate were outstanding under the IRB Facilities.

On February 6, 2001, the Bankruptcy Court authorized the Company to make scheduled principal and interest payments on the IRB Facilities. Even though these payments are being made, the Company remains in default of its obligations under each of the IRB Facilities.

ADEQUACY OF CAPITAL RESOURCES

As discussed above, the Debtors are operating their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based on current and anticipated levels of operations, and efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


(6)  Liabilities Subject to Compromise

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases are identified below. The amounts set forth below may vary significantly from the stated amounts of proofs of claim filed with the Bankruptcy Court and may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. The estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection is approximately $8.9 million, which was accrued in the second quarter of 2001 as a reorganization item. The Company may be required to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

The components of liabilities subject to compromise at June 30, 2001 and December 30, 2000 are as follows:

                                                                   June 30,      December 30,
                                                                     2001           2000
                                                                  -----------   -------------
9% Senior Subordinated Notes due 2007                               $185,000       185,000
10% Senior Subordinated Notes due 2006                               125,000       125,000
6% Convertible Subordinated Sinking Fund Debentures due 2012          85,217        85,217
Cash Claimant Notes                                                    5,200         5,200
Other                                                                     38             -
                                                                    --------       -------
    Total long-term debt                                             400,455       400,417
                                                                    --------       -------
Interest accrued on above notes and debentures                        14,018        14,448
Accounts payable                                                      50,662        55,322
Nonqualified pension plan liability                                   11,673        11,673
Rejected contracts and leases                                          8,936             -
Other accrued expenses                                                 6,154        10,233
                                                                    --------       -------
                                                                    $491,898       492,093
                                                                    ========       =======

As a result of the filing of the Chapter 11 Cases, no principal or interest payments have been or will be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest aggregating $17.1 million on prepetition unsecured obligations has not been accrued in the six months ended June 30, 2001. Since the Petition Date, the Company has not accrued interest aggregating $21.6 million on prepetition unsecured obligations.

(7)  Redeemable Convertible Preferred Stock

On December 19, 1997, the Company issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65.0 million less $2.1 million of issue costs. Accretion is being recognized to

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrued from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate increased to 10% as a result of the Company's earnings per share for 1999 falling below predetermined targets. During the third and fourth quarters of 1999, the Company accrued and paid in kind a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock. Under the terms of the Series A Preferred Stock, dividends can be paid in cash or additional shares of Series A Preferred Stock until December 2002, at which time they must be paid in cash. Under the DIP Financing Facility, the Company is prohibited from paying any dividends on the Series A Preferred Stock. A total of 81,411 shares of Series A Preferred Stock were outstanding as of June 30, 2001. The commencement of the Chapter 11 Cases constitutes an "Event of Noncompliance" under the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provide that upon the occurrence of an Event of Noncompliance, the dividend rate on such stock will increase immediately to the lesser of 18% per annum or the maximum rate permitted by law. Accordingly, as of the Petition Date, dividends on the Series A Preferred Stock began accruing at 18% per year, compounding quarterly.

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

As a result of the amount of prepetition indebtedness and the availability of the "cram down" provision of the Bankruptcy Code described above, the holders of the Series A Preferred Stock may receive no value for their accrued dividends under a plan of reorganization.

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

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


Information about the Company's divisions is presented below:

                                                            Three Months Ended
                                                              June 30, 2001
                                  -------------------------------------------------------------------
                                     Bed        Pillow
                                     and          and
                                     Bath         Pad       Blanket        Other              Total
                                  ---------     -------    ---------     ------------      ----------
Net sales                         $176,323       55,761      10,353         5,050 (1)        247,487
Gross profit (loss)                  4,755        6,485      (3,547)      (12,742)(1)         (5,049)
Depreciation and amortization        9,907          932         231         2,967             14,037
Capital expenditures                 1,041          402           -         2,987              4,430
Total assets                       802,298      133,590      40,986       226,900 (2)      1,203,774

                                                            Three Months Ended
                                                               July 1, 2000
                                ---------------------------------------------------------------------
                                   Bed          Pillow
                                   and            and
                                   Bath           Pad       Blanket        Other              Total
                                -----------     -------    ---------     ------------      ----------
Net sales                       $  248,905       67,498      18,072         7,465 (1)        341,940
Gross profit (loss)                 41,299       11,663      (1,090)      (12,360)(1)         39,512
Depreciation and amortization       10,521          953       1,866         2,984             16,324
Capital expenditures                     -          343         133         1,666              2,142
Total assets                     1,144,594      154,275     180,113       190,021 (2)      1,669,003

                                                             Six Months Ended
                                                              June 30, 2001
                                  -------------------------------------------------------------------
                                     Bed        Pillow
                                     and          and
                                     Bath         Pad       Blanket        Other              Total
                                  ---------     -------    ---------     ------------      ----------
Net sales                         $387,215      119,087      21,193         9,758 (1)        537,253
Gross profit (loss)                 15,116       14,364      (6,621)      (23,491)(1)           (632)
Depreciation and amortization       20,095        1,756         460         5,733             28,044
Capital expenditures                 1,861          402           -         4,117              6,380
Total assets                       802,298      133,590      40,986       226,900 (2)      1,203,774

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


                                                             Six Months Ended
                                                               July 1, 2000
                                ---------------------------------------------------------------------
                                   Bed          Pillow
                                   and            and
                                   Bath           Pad       Blanket        Other              Total
                                -----------     -------    ---------     ------------      ----------
Net sales                       $  501,319      133,243      38,814        13,724 (1)        687,100
Gross profit (loss)                 79,614       25,312      (3,225)      (23,094)(1)         78,607
Depreciation and amortization       20,845        1,944       3,725         5,696             32,210
Capital expenditures                 9,169          622         248         6,893             16,932
Total assets                     1,144,594      154,275     180,113       190,021 (2)      1,669,003

(1) Includes retail stores and miscellaneous Corporate activities, including the Company's central information technology, human resources and purchasing departments.

(2) Corporate amounts include primarily data processing equipment and software and other enterprise-wide assets not allocated to the segments.

(9)  Restructuring Charge and Impairment of Long-lived Assets

During the first quarter of 2001, the Company incurred a charge of $2.0 million associated with the closure of the Company's towel manufacturing facility located in Hawkinsville, Georgia. The Hawkinsville facility closed in March 2001, and its operations have been relocated to the Company's facilities in Kannapolis, North Carolina, Fieldale, Virginia and Columbus, Georgia. Approximately 380 employees were terminated as a result of the closure. During the second quarter of 2001, the Company revised its estimate of benefits to be provided after termination and reduced the restructuring reserve for Hawkinsville by $0.5 million.

During the second quarter of 2001, the Company announced the closure of several facilities. A blanket yarn manufacturing plant in Newton, North Carolina was closed on June 30, 2001 as a result of the Company's evaluation of its strategic options relating to the Blanket Division. Production ceased at a cut-and-sew bedding facility in Rocky Mount, North Carolina on June 30, 2001, but the Company currently estimates that certain warehousing and shipping employees will remain through the end of the year to satisfy existing commitments to customers. The Rocky Mount facility manufactured decorative bedding exclusively under a license agreement, which expired on June 30, 2001. A sheet manufacturing facility in Kannapolis, North Carolina was closed on July 15, 2001 and its production was relocated to an existing facility in China Grove, North Carolina. A towel yarn manufacturing operation and cotton warehouse in Columbus, Georgia were closed on July 15, 2001 and production was relocated to the Company's existing yarn manufacturing operations in Kannapolis, North Carolina and Tarboro, North Carolina. A towel warehouse and distribution center in Phenix City, Alabama will be closed in August 2001 and its operations will be transferred to an existing distribution center in Macon, Georgia. In addition, the Company announced plans to scale back towel production at another facility in Kannapolis, which the Company currently expects to complete by the end of 2001. As a result of these closures, the Company incurred a restructuring charge of $5.4 million in the second quarter of 2001, primarily consisting of severance and benefits. The Company currently expects that the majority of the severance and benefits will be paid during the third quarter of 2001. As of June 30, 2001, approximately 850 employees had been terminated. When completed, the closures will affect approximately 1,130 employees.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


Activity in the reserve established for the restructuring charges is presented below:

           First quarter restructuring charge       $ 1,977
           Second quarter restructuring charge        5,437
           Adjustments to Hawkinsville reserve         (550)
           Payments                                  (2,476)
                                                    -------
           Balance, June 30, 2001                   $ 4,388
                                                    =======

The Company also recognized a charge for impairment of long-lived assets of $20.1 million during the second quarter of 2001. Approximately $19.9 million of the charge relates to assets located at the facilities discussed above, consisting of a $3.6 million write-down for real property and a $16.3 million write-down for machinery and equipment. In addition, the Company evaluated the carrying values of certain machinery and equipment classified in assets held for sale and recorded a write-down of $0.2 million. The impairment charge reflects management's estimate of the fair market value based upon appraisals and the expected future cash flows to be generated by the assets, including their ultimate disposition. Management expects to sell these assets during the next twelve months.

(10)  Reorganization Items

Through the second quarter of 2001, the Company recognized the following items as reorganization items in the statement of operations (in thousands):

                                        Three months ended  Six months ended
                                           June 30, 2001      June 30, 2001
                                        ------------------  -----------------
    Professional fees and other costs
       associated with the filing of
       the Chapter 11 Cases                    $ 3,799            $10,110
    Retention incentive plan                     1,206              3,108
    Rejected contracts and lease
       agreements                                8,936              8,936
    Interest income on investments                (401)              (989)
                                               -------            -------
                                               $13,540            $21,165
                                               =======            =======

PROFESSIONAL FEES. During the three and six month period ended June 30, 2001, the Company paid approximately $6.4 million and $7.9 million respectively in professional fees associated with the filing of the Chapter 11 Cases.

KEY EMPLOYEE RETENTION PROGRAM. On March 6, 2001, the Bankruptcy Court entered an order authorizing the Company to implement a key employee retention program consisting of (i) a retention incentive plan (the "Retention Incentive Plan"),
(ii) an emergence performance bonus plan (the "Emergence Bonus Plan") and (iii) an employee severance plan (the "Severance Plan") (collectively, the "Retention Program"). The purpose of the Retention Program is to provide the incentives necessary for the Company to retain its management team and other key employees and to otherwise address concerns regarding potential key employee attrition during the Company's financial restructuring process.

Under the Retention Incentive Plan, eligible employees are to earn a specified retention incentive payment (a "Retention Incentive Payment"), based upon a percentage of their salary determined by the Company's management, payable on the following four dates if the employee remains actively employed by the Company on such dates: (i) 25% of the total Retention Incentive Payment will be paid in the month following the Bankruptcy Court's approval of the Retention Program, (ii) 25% of the total Retention Incentive Payment will be paid on the

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


first anniversary date of the filing of the Chapter 11 Cases (i.e., November 14, 2001), (iii) 25% of the total Retention Incentive Payment will be paid on the earlier of (a) six months after the second payment is made or (b) confirmation of a plan of reorganization, and (iv) 25% of the total Retention Incentive Payment will be paid 30 days following confirmation of a plan of reorganization. The Company currently estimates the total cost of the Retention Incentive Plan to be approximately $6.1 million. In addition, a discretionary retention pool of $500,000 is available for non-union employees not already included in the Retention Incentive Plan. On April 9, 2001, the Company paid the first installment of the Retention Incentive Plan for approximately $1.5 million.

The Emergence Performance Bonus Plan provides an additional incentive payment to certain management employees who are particularly essential to the implementation of the Company's restructuring to remain with the Company through the plan negotiation and confirmation process. Payments under the Emergence Performance Bonus Plan are tied directly to two factors: the amount of the distribution made under a confirmed plan of reorganization to unsecured creditors and the length of the Chapter 11 Cases. Since the two factors are currently not known, the Company has not reflected any expense associated with the Emergence Performance Bonus Plan in its results of operations for the six months ended June 30, 2001.

The purpose of the Severance Plan is to integrate all severance agreements existing prior to the Petition Date into one plan, which supersedes all prior severance plans and the severance provisions of executives' employment arrangements. The Severance Plan covers all full-time employees of the Company, the majority of which are not eligible to participate in any other components of the Retention Program. With certain exceptions, employees who are terminated after the Petition Date for reasons other than death, disability, retirement or cause, will be eligible to receive severance benefits equal to one week's salary for each completed year of service, with a minimum of two weeks salary and a maximum of 26 weeks salary. In addition, eligible employees will be entitled to receive medical insurance, life insurance and certain other benefits.

REJECTED CONTRACTS AND LEASES. The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. The estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection is approximately $8.9 million, which was accrued in the second quarter of 2001 as a reorganization item. The Company may be required to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

(11)  Income Taxes

The Company's management, in assessing the realizability of deferred tax assets must consider whether it is more likely than not that part or all of the deferred tax asset may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income and tax planning strategies. As a result of this assessment, the Company did not recognize an income tax benefit for the loss incurred for the three and six months ended June 30, 2001. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance. As of June 30, 2001, the Company's management also concluded that deferred tax assets, net of the valuation allowance, can be realized as a result of the reversal of existing temporary taxable differences.

At June 30, 2001, the Company has $383 million of federal and state operating loss carryforward expiring 2006 through 2021, $2.0 million of general business tax credit carryforward expiring 2005 through 2021 and a $6.7 million unused alternative minimum tax credit carryforward that does not expire.

(12) Recently Issued or Adopted Accounting Standards

During June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


activities. The provisions of SFAS No. 133, as amended by SFAS Nos. 137 and 138, are effective for fiscal years beginning after June 15, 2000. The Company adopted the provisions of the standards on December 31, 2000. The adoption of SFAS No. 133, as amended, did not have any impact on its financial position or results of operations. The Company enters into fixed-price contracts for purchases of raw material cotton from its suppliers. SFAS No. 133, as amended, requires the Company to evaluate its commodity contracts to determine whether the contracts are "normal purchases or normal sales." The Company has concluded and documented that these contracts meet the definition of "normal purchases or normal sales," and therefore are not considered derivative instruments

In May 2000, the Financial Accounting Standards Board's Emerging Issue Task Force (EITF) issued EITF No. 00-14," Accounting for Certain Sales Incentives" (EITF 00-14). EITF 00-14 addresses the recognition, measurement and income statement classification for certain types of sales incentives offered by vendors to their customers. The Company is required to adopt the provisions of EITF 00-14 at the beginning of fiscal 2002, which commences December 30, 2001. The Company is currently analyzing the impact of adopting EITF 00-14 on its financial position and results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, beginning in fiscal 2002, which commences December 30, 2001, the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt SFAS No. 142 on December 30, 2001. The Company is currently evaluating the provisions of SFAS Nos. 141 and 142 and has not yet determined the effects of these changes on the Company's financial position or results of operations.

(13)  Subsequent Event

On July 27, 2001, the Company executed a definitive agreement to sell most of the inventory and fixed assets associated with its Blanket Division to Beacon Acquisition Corporation, an investment entity owned by a group of current Blanket Division managers and a private investor. The sale is subject to approval by the Company's senior lenders and by the Bankruptcy Court. A hearing on a motion seeking an order authorizing the sale is scheduled for August 23, 2001. The purchaser has agreed to pay a purchase price of $16.8 million, subject to certain adjustments based on inventory levels, prepaid items and accrued but unpaid items as of closing, and to assume all liabilities arising under the terms of contracts to be assumed and assigned to the purchaser and, with limited exceptions, all environmental liabilities associated with the purchased assets, assuming the Company is able to realize on its rights under indemnification agreements with prior owners. The purchase price will be paid in a combination of cash and a three-year promissory note in a principal amount of approximately $1.3 million, secured by a pledge of 100% of the stock of the purchaser, a second lien on the majority of the assets being sold (excluding the Blanket Division's real property located in Westminister, South Carolina) and a third lien on the Blanket Division's real property located in Swannanoa, North Carolina. Third parties may submit competing bids for these assets in accordance with the Bankruptcy's Court Order (a) approving global bidding procedures and (b) authorizing Debtors to grant pre-approved bid protections to prospective purchasers, dated April 6, 2001. The net proceeds from the sale of these assets will be applied to pay down the Debtor's obligations to the lenders under the prepetition senior debt facilities and the Overline Facility described above, in accordance with the Final Order authorizing the Debtors-In-Possession to enter into a postpetition financing agreement and obtain postpetition financing pursuant to section 363 and 364 of the Bankruptcy Code and providing adequate protection and granting liens, security interest and superpriority claims.

The Company had incurred an impairment charge of $88.3 million relating to the fixed assets and goodwill associated with the Blanket Division in the year ended December 30, 2000.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


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

                                                                                June 30, 2001
                                                     ------------------------------------------------------------------
                                                                                   Non
                                                                   Guarantor     Guarantor
                                                     Parent      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                     ------      ------------  ------------  ------------  ------------
Assets:
-------
Trade receivables                                   $       -         162,638      3,939                -      166,577
Receivable from affiliates                            767,141               -          -         (767,141)           -
Inventories                                                 -         238,451      6,423                -      244,874
Other current assets                                      288          40,826      1,636                -       42,750
                                                    ---------       ---------     ------         --------    ---------
      Total current assets                            767,429         441,915     11,998         (767,141)     454,201

Property, plant and equipment, net                         12         491,795      1,036                -      492,843
Intangibles, net                                        3,505         221,542      2,172                -      227,219
Other assets                                          146,790           4,294          -         (121,573)      29,511
                                                    ---------       ---------     ------         --------    ---------
      Total assets                                  $ 917,736       1,159,546     15,206         (888,714)   1,203,774
                                                    =========       =========     ======         ========    =========

Liabilities and shareholders' equity (deficit):
--------------------------------------------------
Liabilities not subject to compromise:
   Accounts payable and accrued liabilities         $  19,063          69,321      2,777                -       91,161
   Payables to affiliates                                   -         759,787      7,354         (767,141)           -
   Current portion of long-term debt in default       675,963           2,960          -                -      678,923
   Long-term debt in default                                -          12,673          -                -       12,673
                                                    ---------       ---------     ------         --------    ---------
      Total current liabilities                       695,026         844,741     10,131         (767,141)     782,757

   Noncurrent liabilities                                   -          38,725        108                -       38,833
                                                    ---------       ---------     ------         --------    ---------
      Total liabilities not subject to
        compromise                                    695,026         883,466     10,239         (767,141)     821,590

Liabilities subject to compromise                     332,424         159,474          -                -      491,898

Redeemable convertible preferred stock                 90,225               -          -                -       90,225

Shareholders' equity (deficit)                       (199,939)        116,606      4,967         (121,573)    (199,939)
                                                    ---------       ---------     ------         --------    ---------
         Total liabilities and shareholders'
           equity (deficit)                         $ 917,736       1,159,546     15,206         (888,714)   1,203,774
                                                    =========       =========     ======         ========    =========

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


(14) Supplemental Condensed Consolidating Financial Information--(Continued)


                                                                             December 30, 2000
                                                     ------------------------------------------------------------------
                                                                                   Non
                                                                   Guarantor     Guarantor
                                                     Parent      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                     ------      ------------  ------------  ------------  ------------
Assets:
-------
Trade receivables                                    $        -      204,836        7,891             -          212,727
Receivable from affiliates                              787,590            -            -      (787,590)               -
Inventories                                                   -      271,919        6,888             -          278,807
Other current assets                                          -       48,213          809             -           49,022
                                                     ----------    ---------       ------    ----------        ---------
      Total current assets                              787,590      524,968       15,588      (787,590)         540,556

Property, plant and equipment, net                          320      534,087          984             -          535,391
Intangibles, net                                          6,622      224,652        2,206             -          233,480
Other assets                                            214,090       53,967            -      (238,613)          29,444
                                                     ----------    ---------       ------    ----------        ---------
      Total assets                                   $1,008,622    1,337,674       18,778    (1,026,203)       1,338,871
                                                     ==========    =========       ======    ==========        =========

Liabilities and shareholders' equity (deficit):
--------------------------------------------------
Liabilities not subject to
compromise:
   Accounts payable and accrued liabilities          $    4,151       86,335        2,881             -           93,367
   Payables to affiliates                                     -      779,207        8,383      (787,590)               -
   Other current liabilities                                984       32,369         (124)            -           33,229
   Long-term debt in default                            660,790            -            -             -          660,790
                                                     ----------    ---------       ------    ----------        ---------
      Total current liabilities                         665,925      897,911       11,140      (787,590)         787,386

   Noncurrent liabilities                                     -       39,910          106             -           40,016
                                                     ----------    ---------       ------    ----------        ---------
      Total liabilities not subject to
        compromise                                      665,925      937,821       11,246      (787,590)         827,402

Liabilities  subject to compromise                      323,321      168,772            -             -          492,093

Redeemable convertible preferred stock                   82,827            -            -             -           82,827

Shareholders' equity (deficit)                          (63,451)     231,081        7,532      (238,613)         (63,451)
                                                     ----------    ---------       ------    ----------        ---------
      Total liabilities and shareholders
        equity (deficit)                             $1,008,622    1,337,674       18,778    (1,026,203)       1,338,871
                                                     ==========    =========       ======    ==========        =========

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


(14) Supplemental Condensed Consolidating Financial Information--(Continued)

                                                                       Three Months Ended June 30, 2001
                                                     ------------------------------------------------------------------
                                                                                   Non
                                                                   Guarantor     Guarantor
                                                     Parent      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                     ------      ------------  ------------  ------------  ------------
Net sales                                           $      -         222,936         3,209         (21,342)     247,487
Cost of goods sold                                         -         225,982         5,212         (21,342)     252,536
                                                    --------         -------       -------         -------      -------
    Gross loss                                             -          (3,046)       (2,003)              -       (5,049)

Selling, general and administrative expenses            (696)         22,098          (741)              -       20,661
Impairment of long-lived assets                            -          20,085             -               -       20,085
Restructuring charge                                       -           4,887             -               -        4,887
                                                    --------         -------       -------         -------      -------
    Earnings (loss) from operations                      696         (50,116)       (1,262)              -      (50,682)

Equity in loss of subsidiaries                       (73,307)              -             -          73,307            -
Interest expense (income)                             (4,887)         21,138           203               -       16,454
                                                    --------         -------       -------         -------      -------
    Loss before reorganization
      items and income taxes                         (67,724)        (71,254)       (1,465)         73,307      (67,136)

Reorganization items                                  12,952             588             -               -       13,540
                                                    --------         -------       -------         -------      -------
    Loss before income taxes                         (80,676)        (71,842)       (1,465)         73,307      (80,676)

Income taxes                                               -               -             -               -            -
                                                    --------         -------       -------         -------      -------
    Net loss                                         (80,676)        (71,842)       (1,465)         73,307      (80,676)

Preferred dividends                                    3,697               -             -               -        3,697
                                                    --------         -------       -------         -------      -------
    Loss applicable to common
     shareholders                                   $(84,373)        (71,842)       (1,465)         73,307      (84,373)
                                                    ========         =======       =======         =======      =======

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)

(14) Supplemental Condensed Consolidating Financial Information--(Continued)

                                                                     Three Months Ended July 1, 2000
                                                     ------------------------------------------------------------------
                                                                                   Non
                                                                   Guarantor     Guarantor
                                                    Parent       Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                   --------      ------------  ------------  ------------  ------------
Net sales                                          $      -            350,973       6,319        (15,352)       341,940
Cost of goods sold                                        -            311,478       6,302        (15,352)       302,428
                                                    -------            -------       -----        -------        -------
    Gross profit                                          -             39,495          17              -         39,512

Selling, general and administrative expenses         (1,881)            24,346         148              -         22,613
                                                    -------            -------       -----        -------        -------
    Earnings (loss) from operations                   1,881             15,149        (131)             -         16,899

Equity in loss of subsidiaries                       (7,172)                 -           -          7,172              -
Interest expense                                      1,505             24,268         195              -         25,968
                                                    -------            -------       -----        -------        -------
Loss before income taxes                             (6,796)            (9,119)       (326)         7,172         (9,069)

Income taxes                                           (678)            (2,273)          -              -         (2,951)
                                                    -------            -------       -----        -------        -------
    Net loss                                         (6,118)            (6,846)       (326)         7,172         (6,118)

Preferred dividends                                   1,994                  -           -              -          1,994
                                                    -------            -------       -----        -------        -------
    Loss applicable to common shareholders          $(8,112)            (6,846)       (326)         7,172         (8,112)
                                                    =======            =======       =====        =======        =======

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)

(14) Supplemental Condensed Consolidating Financial Information--(Continued)


                                                                        Six Months Ended June 30, 2001
                                                     ------------------------------------------------------------------
                                                                                   Non-
                                                                   Guarantor     Guarantor
Results of Operations                                Parent      Subsidiaries  Subsidiaries  Eliminations  Consolidated
---------------------                                ------      ------------  ------------  ------------  ------------
Net sales                                           $       -       517,920         6,869       (12,464)      537,253
Cost of goods sold                                          -       517,064         8,357       (12,464)      537,885
                                                    ---------      --------        ------       -------      --------
Gross profit                                                -           856        (1,488)            -          (632)

Selling, general and administrative expenses             (470)       44,396           855             -        44,781
                                                            -        20,085             -             -        20,085
Restructuring charge                                        -         6,864             -             -         6,864
                                                    ---------      --------        ------       -------      --------
    Earnings (loss) from operations                       470       (70,489)       (2,343)            -       (72,362)

Equity in loss of subsidiaries                       (117,040)            -             -       117,040             -
Interest expense (income)                              (8,832)       43,986           222             -        35,376
                                                    ---------      --------        ------       -------      --------
    Loss before reorganization
    items and income taxes                           (107,738)     (114,475)       (2,565)      117,040      (107,738)

Reorganization items                                   21,165             -             -             -        21,165
                                                    ---------      --------        ------       -------      --------
Loss before income taxes                             (128,903)     (114,475)       (2,565)      117,040      (128,903)

Income taxes                                                -             -             -             -             -
                                                    ---------      --------        ------       -------      --------
Net loss                                             (128,903)     (114,475)       (2,565)      117,040      (128,903)

Preferred dividends                                     7,396             -             -             -         7,396
                                                    ---------      --------        ------       -------      --------
    Loss applicable to common shareholders          $(128,903)     (114,475)       (2,565)      117,040      (136,299)
                                                    =========      ========        ======       =======      ========

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)

(14) Supplemental Condensed Consolidating Financial Information--(Continued)

                                                                         Six Months Ended July 1, 2000
                                                     ------------------------------------------------------------------
                                                                                   Non
                                                                   Guarantor     Guarantor
Results of Operations                                Parent      Subsidiaries  Subsidiaries  Eliminations  Consolidated
---------------------                                ------      ------------  ------------  ------------  ------------
Net sales                                            $      -       688,680       13,772        (15,352)      687,100
Cost of goods sold                                          -       611,071       12,774        (15,352)      608,493
                                                     --------       -------       ------        -------       -------
Gross profit                                                -        77,609          998              -        78,607
Selling, general and administrative expense            (2,980)       52,208          324              -        49,552
                                                     --------       -------       ------        -------       -------
Earnings from operations                                2,980        25,401          674              -        29,055

Equity in loss of subsidiaries                        (16,377)            -            -         16,377             -
Interest expense                                        3,407        50,001          404              -        53,812
                                                     --------       -------       ------        -------       -------
Earnings (loss) before income taxes                   (16,804)      (24,600)         270         16,377       (24,757)

Income taxes                                             (959)       (7,953)           -              -        (8,912)
                                                     --------       -------       ------        -------       -------
Net earnings (loss)                                   (15,845)      (16,647)         270         16,377       (15,845)

Preferred dividends                                     3,937             -            -              -         3,937
                                                     --------       -------       ------        -------       -------
Earnings (loss) applicable to common shareholders    $(19,782)      (16,647)         270         16,377       (19,782)
                                                     ========       =======       ======        =======       =======

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                             (Tables in thousands)
                                  (unaudited)


(14) Supplemental Condensed Consolidating Financial Information--(Continued)

                                                                      Six Months Ended June 30, 2001
                                                     ------------------------------------------------------------------
                                                                                   Non
                                                                   Guarantor     Guarantor
                                                     Parent      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    -------      ------------  ------------  ------------  ------------
Cash provided by (used in) operating activities     $  4,117         (2,518)           724            -           2,323

Cash used in investing activities                     (4,117)          (854)          (158)           -          (5,129)

Cash used in financing activities                                    (4,164)          (566)           -          (4,730)
                                                    --------       --------        -------         ----        --------
Net change in cash and cash equivalents                    -         (7,536)             -            -          (7,536)

Cash and cash equivalents at beginning of year             -         32,157              -            -          32,157
                                                    --------       --------        -------         ----        --------
Cash and cash equivalents at end of period          $      -         24,621              -            -          24,621
                                                    ========       ========        =======         ====        ========

                                                                      Six Months Ended July 1, 2000
                                                     ------------------------------------------------------------------
                                                                                   Non
                                                                   Guarantor     Guarantor
                                                     Parent      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                    -------      ------------  ------------  ------------  ------------
Cash provided by (used in) operating activities     $ 16,703        (33,426)         5,708            -         (11,015)

Cash provided by (used in) investing activities          432        (13,677)          (144)           -         (13,389)

Cash provided by (used in) financing activities      (17,135)        45,599         (5,564)           -          22,900
                                                    --------       --------        -------         ----        --------
Net change in cash and cash equivalents                    -         (1,504)             -            -          (1,504)

Cash and cash equivalents at beginning of year             -          4,854              -            -           4,854
                                                    --------       --------        -------         ----        --------
Cash and cash equivalents at end of period          $      -          3,350              -            -           3,350
                                                    ========       ========        =======         ====        ========

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

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On November 14, 2000, Pillowtex Corporation and substantially all of its domestic subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. For further discussion of the Chapter 11 Cases, see the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of developing a plan of reorganization. After developing a plan of reorganization, the Debtors will seek the acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are continuing to review their operations and identify assets for disposition. As discussed below, the Company entered into a definitive agreement to sell most of the inventory and fixed assets associated with its Blanket Division.

The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. The estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection is approximately $8.9 million, which was accrued in the second quarter of 2001 as a reorganization item. The Company may be required to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

BASIS OF PRESENTATION

The consolidated financial statements included elsewhere in the Quarterly Report are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) assuming that the Company
will continue as a going concern.    The Company is currently operating under
the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Financing Facility, its ability to return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

In the Chapter 11 Cases, substantially all unsecured and under-secured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the consolidated balance sheet included elsewhere in this Quarterly Report. Generally, all actions to enforce or otherwise effect repayment of pre-Chapter 11 liabilities as well as all pending litigation against the Debtors are stayed while the Debtors continue their business operations as debtors-in-possession. The last date by which claims against the Company had to be filed in the Bankruptcy Court if the claimant wished to receive any distribution in the Chapter 11 Cases, i.e., the bar date, was July 23, 2001. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and amicably resolved, adjudicated before the Bankruptcy Court or resolved through another dispute resolution process. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved plan of reorganization and accordingly are not presently determinable.

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

RECENT DEVELOPMENTS

On July 27, 2001, the Company executed a definitive agreement to sell most of the inventory and fixed assets associated with its Blanket Division to Beacon Acquisition Corporation, an investment entity owned by a group of current Blanket Division managers and a private investor. The sale is subject to approval by the Company's senior lenders and by the Bankruptcy Court. A hearing on a motion seeking an order authorizing the sale is scheduled for August 23, 2001. The purchaser has agreed to pay a purchase price of $16.8 million, subject to certain adjustments based on inventory levels, prepaid items and accrued but unpaid items as of closing, and to assume all liabilities arising under the terms of contracts to be assumed and assigned to the purchaser and, with limited exceptions, all environmental liabilities associated with the purchased assets, assuming the Company is able to realize on its rights under indemnification agreements with prior owners. The purchase price will be paid in a combination of cash and a three-year promissory note in a principal amount of approximately $1.3 million, secured by a pledge of 100% of the stock of the purchaser, a second lien on the majority of the assets being sold (excluding the Blanket Division's real property located in Westminister, South Carolina) and a third lien on the Blanket Division's real property located in Swannanoa, North Carolina. Third parties may submit competing bids for these assets in accordance with the Bankruptcy's Court Order (a) approving global bidding procedures and
(b) authorizing Debtors to grant pre-approved bid protections to prospective purchasers, dated April 6, 2001. The net proceeds from the sale of these assets will be applied to pay down the Debtor's obligations to the lenders under the prepetition senior debt facilities and the Overline Facility described above, in accordance with the Final Order authorizing the Debtors-In-Possession to enter into a postpetition financing agreement and obtain postpetition financing pursuant to section 363 and 364 of the Bankruptcy Code and providing adequate protection and granting liens, security interest and superpriority claims.

The Company had incurred an impairment charge of $88.3 million relating to the fixed assets and goodwill associated with the Blanket Division in the year ended December 30, 2000.

RESULTS OF OPERATIONS

Net Sales. Net sales were $247.5 million for the three month period ended June 30, 2001, a decrease of $94.4 million or 27.6% from the comparable three month period ended July 1, 2000. Net sales for the six month period ended June 30, 2001 were $537.3 million, down $149.8 million or 21.8% from the comparable six month period ended July 1, 2000. Net sales for the Company's operating segments for each period are shown below (in thousands):

                    Three Months Ended       Six Months Ended
                   ---------------------   ---------------------
                    June 30,     July 1,    June 30,     July 1,
                      2001        2000        2001        2000
                   ---------   ---------   ---------   ---------
Bed and Bath       $176,323    $248,905    $387,215    $501,319
Pillow and Pad       55,761      67,498     119,087     133,243
Blanket              10,353      18,072      21,193      38,814
Other (a)             5,050       7,465       9,758      13,724
                   --------    --------    --------    --------
Total              $247,487    $341,940    $537,253    $687,100
                   ========    ========    ========    ========

(a)  Includes retail stores

Approximately $33.9 million and $72.8 million of the decrease in sales for the three months and six months ended June 30, 2001, respectively, is attributable to the loss of a specific customer, which has affected the Company's three major divisions. Excluding the impact of the lost customer, net sales decreased 19.6% and 12.0%, respectively, for the three month and six month periods ended June 30, 2001, as compared to the corresponding 2000 periods. These decreases are due to a continued slow down in the US economy and increased competition from imports.

GROSS PROFIT. In the three months ended June 30, 2001, gross profit was a loss of $5.0 million; a decrease of $44.6 million from $39.5 million for the comparable three months ended July 1, 2000. Gross profit for the six month period ended June 30, 2001 was a loss of $0.6 million, down $79.2 million from $78.6 million for the comparable six months ended July 1, 2000. Gross profit
(loss) by operating segment is as follows (in thousands):

                    Three Months Ended       Six Months Ended
                   ---------------------   ---------------------
                    June 30,     July 1,    June 30,     July 1,
                      2001        2000        2001        2000
                   ---------   ---------   ---------   ---------
Bed and Bath        $  4,755    $ 41,299    $ 15,116    $ 79,614
Pillow and Pad         6,485      11,663      14,364      25,312
Blanket               (3,547)     (1,090)     (6,621)     (3,225)
Other (a)            (12,742)    (12,360)    (23,491)    (23,093)
                    --------    --------    --------    --------
Total               $ (5,049)   $ 39,512    $   (632)   $ 78,608
                    ========    ========    ========    ========

(a)  Includes retail stores and corporate charges

The Company has continued to focus on inventory reduction initiatives and aligning production schedules with sales requirements. Although these actions have had a positive impact on the Company's working capital, it has placed pressure on gross profits by contributing to an increase in unabsorbed overhead cost of approximately $21.4 million and $41.4 million in the three month and six month periods ended June 30, 2001, respectively.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A"). SG&A expenses for the three month period ended June 30, 2001, decreased $1.9 million to $20.7 million from $22.6 million for the comparable three month period ended July 1, 2000. For the six month period ended June 30, 2001, SG&A expenses decreased $4.8 million to $44.8 million from $49.6 million for the comparable six month period ended July 1, 2000. These savings are primarily the result of management's continued focus on cost controls. The combined savings from these efforts in salaries and wages and general fees and services for SG&A for the six month period ended June 30, 2001, were approximately $4.0 million when compared to the six month period ended July 1, 2000.

RESTRUCTURING CHARGE. During the second quarter of 2001, the Company incurred a net restructuring charge of $4.9 million associated with the closure of operations in Newton, North Carolina; Rocky Mount, North Carolina; Columbus, Georgia; Kannapolis, North Carolina; and Phenix City, Alabama. The Company had incurred a restructuring charge of $2.0 million during the first quarter of 2001 related to the closure of the Company's facility in Hawkinsville, Georgia. The Company currently estimates that the closures will result in net annual cost savings of approximately $15.0 million to $20.0 million.

IMPAIRMENT OF LONG-LIVED ASSETS. During the second quarter of 2001, the Company recognized a charge for impairment of long-lived assets of $20.1 million. The charge consists of $19.9 million for real property and equipment at the facilities closed during 2001 and $0.2 million related to revisions in the Company's estimates of the fair value of certain items included in assets held for sale.

INTEREST EXPENSE. Interest expense decreased $9.5 million to $16.5 million for the three month period ended June 30, 2001; compared to $26.0 million for the three month period ended July 1, 2000. The average interest rate for the second quarter of 2001 was approximately 8.3%, compared to approximately 9.8% in the second quarter of 2000. For the six month period ended June 30, 2001, interest expense decreased $18.4 million to $35.4 million from $53.8 million for the comparable six month period ended July 1, 200. The primary reason for the decrease in interest expense results from the Company's filing of the Chapter 11 Cases, which enabled the Company to cease the payment and accrual of interest on all unsecured prepetition debt. The interest on that unsecured prepetition debt was approximately $8.6 million and $17.2 million, respectively, for the three and six months ended June 30, 2001.

REORGANIZATION ITEMS. Through the second quarter of 2001, the Company recognized $21.2 million of reorganization items associated with the Chapter 11 Cases. The charge consists of approximately $10.1 million of fees payable to professionals retained to assist with the filing of the Chapter 11 Cases, approximately $8.9 million for rejected contracts and leases and approximately $3.1 million for a key employee retention program for the Company's management team and other key employees, offset by interest income of approximately $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

DIP FINANCING FACILITY. On December 6, 2000, the Bankruptcy Court entered the DIP Financing Order authorizing the Debtors to enter into the $150.0 million DIP Financing Facility, including a $60.0 million letter of credit such facility, and to grant first priority primary liens, mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. On March 6, 2001, the DIP Financing Facility was amended to, among other things, reduce the size of the facility to $125.0 million, including the $60.0 million letter of credit sub-facility. The Company obtained the reduction in the amount of the facility based upon its determination that, as a result of its improved liquidity position, it did not need as much availability as originally provided by the facility and its desire to reduce the amount of its monthly unused commitment fee.

The DIP Financing Facility expires on the earliest of (a) November 14, 2001, (b) the date on which the plan of reorganization becomes effective, (c) any material non-compliance with any of the terms of the DIP Financing Order, (d) any event of default that shall have occurred under the DIP Financing Facility, or (e) consummation of a sale of substantially all of the assets of the Company pursuant to an order of Bankruptcy Court shall have occurred. Under the documentation evidencing the DIP Financing Facility as currently in effect, upon the satisfaction of certain conditions, the November 14, 2001 maturity date could be extended for an additional period of six months upon payment of an extension fee equal to 0.50% of the portion of the DIP Financing Facility being extended.

Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of London Interbank Offered Rate LIBOR plus 3.50% or Bank of America's Base Rate (which is higher of Federal Funds Rate or Prime Rate plus, in either case, 0.05%) plus 1.00%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.50%, a letter of credit fee of 3.50%, a letter of credit fronting fee of 0.20%. The DIP Financing Facility is secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities described below and a junior lien on certain plant and equipment that secure the IRB Facilities described below aggregating approximately $13.9 million as of June 30, 2001, and certain obligations to the Pension Benefit Guaranty Corporation. The documentation evidencing the DIP Financing Facility as currently in effect contains financial covenants requiring maintenance of an asset coverage ratio and a minimum operating cash flow, as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, investments, and prohibit dividend payments. The net proceeds of certain assets sales outside the ordinary course of business reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business are applied as a permanent reduction of the DIP Financing Facility.

As of June 30, 2001, the Company had $22.4 million in letters of credit outstanding under the DIP Financing Facility. No cash borrowings were outstanding on the DIP Financing Facility at June 30, 2001. Availability under the DIP Financing Facility as of June 30, 2001, was approximately $46.7 million. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

On August 13, 2001, the debtors and the lenders under the DIP Financing Facility entered into an amendment to the facility providing for, among other things, (a) the modification and addition of certain reporting requirements, (b) the modification of the financial covenant requiring maintenance of an asset coverage ratio, (c) the elimination of the financial covenant requiring maintenance of a minimum operating cash flow, (d) the addition of a financial covenant requiring maintenance of a minimum level of earnings before interest, taxes, depreciation and amortization, and (e) the elimination of the six month extension provision described above. The effectiveness of the amendment is subject to, among other things, Bankruptcy Court approval. As of the date of this Quarterly Report, no Bankruptcy Court hearing has been set for this purpose; however, the Company intends promptly to file a motion with the Bankruptcy Court seeking to have the amendment approved at the Bankruptcy Court hearing previously scheduled for August 23, 2001, in connection with the sale of assets associated with the Company's Blanket Division. Simultaneously with entering into the amendment, the lenders under the DIP Financing Facility agreed to waive defaults under the existing asset coverage covenant and reporting requirements of the DIP Financing Facility pending action by the Bankruptcy Court in respect of the amendment. Management believes they will be able to obtain an extension of the DIP Financing Facility beyond November 14, 2001; however, no assurance can be given that any such extension will be obtained or as to the specific terms of any such extension.

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

As of June 30, 2001, the Company had $12.4 million in letters of credit outstanding under the prepetition revolving credit facility. As these prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various prepetition senior credit facilities for the three months ended June 30, 2001 was 8.3% and 9.0% for the six months ended June 30, 2001. The prepetition senior debt facilities expire on January 31, 2002.

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

Pursuant to the DIP Financing Order, the Bankruptcy Court authorized the Company to make scheduled interest payments on the prepetition senior debt facilities. Even though these payments are being made, the Company remains in default under the prepetition senior debt facilities.

As of June 30, 2001, $150.0 million of the $641.2 million of the revolver and term loan facilities had become subject to treatment as postpetition debt rather than prepetition debt, as authorized by the DIP Financing Order.

OVERLINE FACILITY. In May 1999, the Company entered into the $20.0 million Overline Facility in order to obtain additional working capital availability.
On July 27, 1999, the Overline Facility was amended to increase the amount of funds available to $35.0 million and to secure it with the same assets securing the senior debt facilities described above. The Overline Facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the Overline Facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The Overline Facility matures upon termination by the Company at any time or otherwise at the earliest of: (i) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events; or (ii) January 31, 2002.

Pursuant to the DIP Financing Order, the Bankruptcy Court authorized the Company to make scheduled interest payments on the Overline Facility. Even though these payments are being made, the Company remains in default under the Overline Facility.

SENIOR SUBORDINATED DEBT. In connection with the Fieldcrest Cannon acquisition, the Company issued $185.0 million aggregate principal amount of the 9% Notes, with interest payable semiannually commencing June 15, 1998.

The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below.

On November 12, 1996, the Company issued $125.0 million aggregate principal amount of the 10% Notes, with interest payable semiannually commencing May 15, 1997. The 10% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 9% Notes.

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

The Company is in default under the indentures governing both the 9% Notes and the 10% Notes. No principal or interest payment has been or will be made on the 9% Notes or the 10% Notes during the pendency of the Chapter 11 Cases.

FIELDCREST CANNON 6% CONVERTIBLE DEBENTURES. As a result of the Company's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Debentures are convertible, at the option of the holders, into a combination of cash and Common Stock. As of June 30, 2001, approximately $90.4 million aggregate principal amount of the 6% Convertible Debentures remained outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, the resulting cash component of the conversion consideration would have been approximately $57.2 million.

Prior to the Petition Date, Fieldcrest Cannon issued certain non-interest bearing subordinated promissory notes i.e., the Cash Claimant Notes, for the unpaid cash portion of the conversion consideration owed to certain holders of 6% Convertible Debentures who had surrendered their debentures for conversion, but had not been paid the cash portion of the conversion consideration. As of June 30, 2001, the aggregate principal amount of the outstanding Cash Claimant Notes was $5.2 million.

The 6% Convertible Debentures and Cash Claimants Notes are general unsecured
obligations of Fieldcrest Cannon.   Fieldcrest Cannon is in default under the
indenture governing the 6% Convertible Debentures and the Cash Claimant Notes. No principal or interest payment has been or will be made on the 6% Convertible Debentures or Cash Claimant Notes during the pendency of the Chapter 11 Cases.

INDUSTRIAL REVENUE BONDS. The Company has obligations in respect of four industrial revenue bond facilities. The IRB Facilities are secured by liens on specified plants and equipment. As of June 30, 2001, $13.9 million of bonds in the aggregate were outstanding under the IRB Facilities.

On February 6, 2001, the Bankruptcy Court authorized the Company to make scheduled principal and interest payments on the IRB Facilities. Even though these payments are being made, the Company remains in default of its obligations under each of the IRB Facilities.

ADEQUACY OF CAPITAL RESOURCES. As discussed above, the Debtors are operating their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will continue to incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based on current and anticipated levels of operations, and efforts to reduce inventories and accounts receivable, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

In addition, the amounts reported in the consolidated financial statements included elsewhere in this Quarterly Report do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of a plan of reorganization. Adjustments necessitated by the confirmation of a plan of reorganization could materially change the amounts reported in the consolidated financial statements.

Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors of approximately $491.9 million as of June 30, 2001, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine what the ultimate liability will be for all contracts and leases approved by the Bankruptcy Court for rejection, but the estimated prepetition liability for those the Bankruptcy Court has already approved is approximately $ 8.9 million, which was accrued in the second quarter of 2001. The Company may be required to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

NEW ACCOUNTING STANDARDS

In May 2000, the Financial Accounting Standards Board's Emerging Issue Task Force (EITF) issued EITF No. 00-14," Accounting for Certain Sales Incentives" (EITF 00-14). EITF 00-14 addresses the recognition, measurement and income statement classification for certain types of sales incentives offered by vendors to their customers. The Company is required to adopt the provisions of EITF 00-14 at the beginning of fiscal 2002, which commences December 30, 2001. The Company is currently analyzing the impact of adopting EITF 00-14 on its financial position and results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No, 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, beginning December 30, 2001, the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt SFAS No. 142 on December 30, 2001. The Company is currently evaluating the provisions of SFAS Nos. 141 and 142 and has not yet determined the effects of these changes on the Company's financial position or results of operations.

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

          None

     (b)  Reports on Form 8-K

          None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  August 13, 2001                PILLOWTEX CORPORATION
                                      (Registrant)



                                      /s/ Michael R. Harmon
                                      --------------------------------
                                      Michael R. Harmon
                                      Executive Vice President and
                                      Chief Financial Officer