Form 10-Q
period 2001-09-29
PILLOWTEX CORP
filed 2001-11-13
CIK 896265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-Q
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 2001

                                      OR

      [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                        Commission file number: 1-11756

                             PILLOWTEX CORPORATION
            (Exact name of registrant as specified in its charter)

                TEXAS                                    75-2147728
       (State of incorporation)               (IRS Employer Identification No.)

        One Lake Circle Drive
     Kannapolis, North Carolina                             28081
(Address of principal executive offices)                  (Zip Code)

                                (704) 939-2000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]                  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at November 9, 2001
           -----                           -------------------------------

Common Stock, $.01 par value                          14,250,892

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                                      INDEX

Part I -    Financial Information                                       Page No.

Item 1.     Unaudited Consolidated Financial Statements:

            Consolidated Balance Sheets as of September 29, 2001,
              September 30, 2000 and December 30, 2000                      3

            Consolidated Statements of Operations for the three months
              ended September 29, 2001 and September 30, 2000               4

            Consolidated Statements of Operations for the nine months
              ended September 29, 2001 and September 30, 2000               5

            Consolidated Statements of Cash Flows for the nine months       6
              ended September 29, 2001 and September 30, 2000

            Notes to Consolidated Financial Statements                      7

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations               29

Part II -   Other Information

Item 6.     Exhibits and Reports on Form 8-K                               37

Signature                                                                  38

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except for par value)

                                    ASSETS                                   September 29,     September 30,     December 30,
                                                                                 2001               2000             2000
                                                                            ----------------   ---------------  ----------------
                                                                              (unaudited)       (unaudited)        (audited)
Current assets:
   Cash and cash equivalents                                                 $      23,414            3,675            32,182
   Receivables:
      Trade, less allowances of $14,770 as of September 29,
        2001, $26,537 as of September 30, 2000 and $40,897 as
        of December 30, 2000                                                       183,332          210,758           189,064
      Other                                                                          6,193            9,951             6,192
   Inventories                                                                     205,198          371,508           262,145
   Assets held for sale                                                              6,889            1,257             5,281
   Prepaid expenses                                                                  5,774           11,758             5,260
   Net assets of discontinued operations                                             9,406          173,523            46,784
                                                                             ----------------   ---------------  ----------------
      Total current assets                                                         440,206          782,430           546,908
Property, plant and equipment, less accumulated depreciation of
      $170,273 as of September 30, 2001, $155,664 as of September 30,
      2000 and $153,579 as of December 30, 2000                                    474,469          566,809           525,990
Intangible assets, at cost less accumulated amortization of $37,521 as of
      September 29, 2001, $25,544 as of September 30, 2000
      and $27,802 as of December 30, 2000                                          224,619          241,100           233,480
Other assets                                                                        33,678           29,885            29,391
                                                                             ----------------   ---------------  ----------------
          Total assets                                                       $   1,172,972        1,620,224         1,335,769
                                                                             ================   ===============  ================
         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities not subject to compromise:
Current liabilities:
   Accounts payable                                                          $      47,138          100,856            33,083
   Accrued expenses                                                                 63,321           57,535            57,182
   Deferred income taxes                                                                 -           37,350                 -
   Current portion of long-term debt                                                   322           87,534                 -
   Current portion of long-term debt in default                                    667,447                -            33,229
   Long-term debt in default                                                        12,429          637,539           660,790
                                                                             ----------------   ---------------  ----------------
      Total current liabilities                                                    790,657          920,814           784,284
Long-term debt, less current portion                                                   658          345,877                 -
Deferred income taxes                                                                    -           51,567                 -
Noncurrent liabilities                                                              38,595           52,720            40,016
                                                                             ----------------   ---------------  ----------------
      Total liabilities not subject to compromise                                  829,910        1,370,978           824,300
Liabilities subject to compromise                                                  496,465                -           492,093
                                                                             ----------------   ---------------  ----------------
          Total liabilities                                                      1,326,375        1,370,978         1,316,393

Series A redeemable convertible preferred stock, $.01 par value;
   81,411, 79,455 and 81,411 shares issued and outstanding
   for September 29, 2001, September 30, 2000, and December 30,
   2000, respectively                                                               94,827           79,875            82,827

Shareholders' equity (deficit):
   Preferred stock, $.01 par value; authorized 20,000,000 shares;
      only Series A issued                                                               -                -                 -
   Common stock, $.01 par value; authorized 55,000,000 shares;
       14,250,892 as of September 29, 2001, 14,240,889 as of September
       30, 2000 and 14,252,069 as of December 30, 2000
       shares issued and outstanding                                                   143               142              143
   Additional paid-in capital                                                      160,120           160,707          160,120
   Retained earnings (accumulated deficit)                                        (406,659)           11,179         (222,067)
   Currency translation adjustment                                                  (1,834)           (2,099)          (1,647)
   Accumulated other comprehensive loss                                                  -              (558)               -
                                                                             ----------------   ---------------  ----------------
      Total shareholders' equity (deficit)                                        (248,230)          169,371          (63,451)
Commitments and contingencies
                                                                             ----------------   ---------------  ----------------
          Total liabilities and shareholders' equity (deficit)               $   1,172,972         1,620,224        1,335,769
                                                                             ================   ===============  ================

         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         Three Months Ended September 29, 2001 and September 30, 2000
               (Dollars in thousands, except for per share data)
                                  (unaudited)

                                                                                September 29,         September 30,
                                                                                     2001                 2000
                                                                              -----------------     ----------------
Net sales                                                                     $      271,395              330,391

Cost of goods sold                                                                   258,962              300,009
                                                                              -----------------     ----------------
      Gross profit                                                                    12,433               30,382

Selling, general and administrative expenses                                          21,323               23,884

Impairment of long-lived assets                                                        3,085                    -

Restructuring charge                                                                      26                    -
                                                                              -----------------     ----------------
      Earnings (loss) from operations                                                (12,001)               6,498

Interest expense (contractual interest of $23,509 in 2001)                            14,942               27,657
                                                                              -----------------     ----------------
      Loss from continuing operations before
           reorganization items and income taxes                                     (26,943)             (21,159)

Reorganization items                                                                   4,590                    -
                                                                              -----------------     ----------------
      Loss from continuing operations before income taxes                            (31,533)             (21,159)

Income tax benefit                                                                         -               (6,225)
                                                                              -----------------     ----------------
      Net loss from continuing operations                                            (31,533)             (14,934)

Discontinued operations:

   Loss from operations, net of income tax benefit of $702 in 2000                    (8,899)              (1,334)

   Loss on disposal                                                                   (3,256)                   -
                                                                              -----------------     ----------------
       Loss from discontinued operations                                             (12,155)              (1,334)
                                                                              -----------------     ----------------
       Net loss                                                                      (43,688)             (16,268)

Preferred dividends and accretion                                                      4,604                2,040
                                                                              -----------------     ----------------
      Loss applicable to common shareholders                                  $      (48,292)             (18,308)
                                                                              =================     ================

Basic and diluted loss per common share -

      Loss from continuing operations applicable to common shareholders       $        (2.54)               (1.19)
                                                                              =================     ================
      Loss applicable to common shareholders                                  $        (3.39)               (1.29)
                                                                              =================     ================
Weighted average common shares outstanding -

      Basic and diluted                                                               14,251               14,241
                                                                              =================     ================

         See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORAION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          Nine Months Ended September 29, 2001 and September 30, 2000
               (Dollars in thousands, except for per share data)
                                  (unaudited)

                                                                               September 29,         September 30,
                                                                                   2001                   2000
                                                                              --------------        ---------------
Net sales                                                                     $     787,455                978,678

Cost of goods sold                                                                  769,033                866,051
                                                                              --------------        ---------------
      Gross profit                                                                   18,422                112,627

Selling, general and administrative expenses                                         65,865                 72,323

Impairment of long-lived assets                                                      23,170                     --

Restructuring charge                                                                  6,491                     --
                                                                              --------------        ---------------

      Earnings (loss) from operations                                               (77,104)                40,304

Interest expense (contractual interest of $76,016 in 2001)                           50,318                 81,469
                                                                              --------------        ---------------
      Loss from continuing operations before
           reorganization items and income taxes                                   (127,422)               (41,165)

Reorganization items                                                                 25,755                     --
                                                                              --------------        ---------------
      Loss from continuing operations before income taxes                          (153,177)               (41,165)

Income tax benefit                                                                       --                (13,497)
                                                                              --------------        ---------------
      Net loss from continuing operations                                          (153,177)               (27,668)

Discontinued operations:

   Loss from operations, net of income tax benefit of $2,341 in 2000                (16,158)                (4,445)

   Loss on disposal                                                                  (3,256)                    --
                                                                              --------------        ---------------
       Loss from discontinued operations                                            (19,414)                (4,445)
                                                                              --------------        ---------------
       Net loss                                                                    (172,591)               (32,113)

Preferred dividends and accretion                                                    12,000                  5,977
                                                                              --------------        ---------------
      Loss applicable to common shareholders                                  $    (184,591)               (38,090)
                                                                              ==============        ===============

Basic and diluted loss per common share -

      Loss from continuing operations applicable to common shareholders       $      (11.59)                 (2.36)
                                                                              ==============        ===============
      Loss applicable to common shareholders                                  $      (12.95)                 (2.68)
                                                                              ==============        ===============
Weighted average common shares outstanding -

      Basic and diluted                                                              14,251                 14,232
                                                                              ==============        ===============

         See accompanying notes to consolidated financial statements.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine Months Ended September 29, 2001 and September 30, 2000
                            (Dollars in thousands)
                                  (unaudited)

                                                                       September 29,          September 30,
                                                                            2001                  2000
                                                                      ----------------     -----------------
Cash flows from operating activities:
Net loss                                                                 $(172,591)             (32,113)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Loss from discontinued operations                                      19,414                4,445
     Depreciation and amortization                                          40,750               43,232
     Impairment of long-lived assets                                        23,170                   --
     Deferred income taxes                                                      --              (15,839)
     Changes in assets and liabilities, net of effects of the
         divestiture of the Blanket Division:
             Trade receivables                                               5,732               30,338
             Inventories                                                    56,100               (8,524)
             Accounts payable and accrued expenses                          27,785              (20,927)
             Other assets and liabilities                                    1,267                3,323
                                                                         ---------            ---------
      Net cash provided by operating activities                              1,627                3,935

      Net cash provided by discontinued operations                           1,943                4,102

Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment                      3,161                4,569
    Proceeds from sale of Blanket Division                                  11,153                   --
    Purchases of property, plant and equipment                              (8,888)             (30,407)
                                                                         ---------            ---------
      Net cash provided by (used in) investing activities                    5,426              (25,838)

Cash flows from financing activities:
    Decrease in checks not yet presented for payment                        (2,820)              (2,152)
    Borrowings on revolving credit loans                                        --              680,034
    Repayments of revolving credit loans                                        --             (637,298)
    Payment of debt issuance costs                                            (753)                  --
    Retirement of long-term debt                                           (14,191)             (23,966)
                                                                         ---------            ---------
    Net cash provided by (used in) financing activities                    (17,764)              16,618

Net change in cash and cash equivalents                                     (8,768)              (1,183)
Cash and cash equivalents at beginning of period                            32,182                4,858
                                                                         ---------            ---------
Cash and cash equivalents at end of period                               $  23,414                3,675
                                                                         =========            =========

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
      Interest                                                           $  64,467               72,991
                                                                         =========            =========
      Income taxes                                                       $     122               (3,011)
                                                                         =========            =========

Supplemental disclosure of noncash financing information:
   During the nine months ended September 29, 2001, the Company entered into a capital lease obligation of $1,065.

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

The September 30, 2000 and December 30, 2000 consolidated financial statements have been restated to present the Blanket Division as a discontinued operation (see note 13). Certain reclassifications have also been made to the September 30, 2000 and December 30, 2000 inventory categories in note 3 to conform with the presentation used in 2001.

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

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. During the three and nine months ended September 29, 2001, the Company accrued $5.5 million and $14.4 million, respectively, for the estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection. Approximately $0.5 million and $9.5 million, respectively, of the prepetition liability relating to the rejected contracts and leases have been reflected as reorganization items, and the remaining $5.0 million has been included in the loss from discontinued operations in the accompanying statements of operations for the three and nine months ended September 29, 2001. The Company may be required to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code.

The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. The exclusive period for the Debtors to file a plan of reorganization originally would have expired on March 14, 2001, but was extended by the Bankruptcy Court until July 16, 2001. The Debtors requested and received from the Bankruptcy Court another extension of the exclusive periods to file a plan of reorganization and solicit acceptances thereof through November 16, 2001 and January 15, 2002,

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)

respectively. The Debtors will file by November 16, 2001 a motion in the Bankruptcy Court requesting another extension of the exclusive periods to file a plan of reorganization and solicit acceptances thereof. Under the local rules of the Bankruptcy Court, the exclusive period for filing a plan of reorganization will automatically be extended from November 16, 2001 until such time as the Bankruptcy Court rules on the motion, which is currently expected to be presented at a Bankruptcy Court hearing scheduled for December 18, 2001. Unless such periods are again extended by the Bankruptcy Court, if the Debtors fail to file a plan of reorganization by the relevant expiration date or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors by the relevant expiration date, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and equity holders. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. To confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, it is presently anticipated that the holders of the Company's capital stock will receive no value for their interests under the plan of reorganization.

Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of developing a plan of reorganization and will seek the acceptance of the plan by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code.

During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are continuing to review their operations and to identify assets for disposition. On September 6, 2001, the Company sold the majority of the inventory and fixed assets associated with its Blanket Division (see note 13).

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

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the debtor-in-possession financing facility, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)

accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

In the Chapter 11 Cases, substantially all unsecured and under-secured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The last date by which claims against the Company had to be filed in the Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 Cases, i.e., the bar date, was July 23, 2001. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and amicably resolved, adjudicated before the Bankruptcy Court, or resolved through another dispute resolution process. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved plan of reorganization and accordingly are not presently determinable.

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

(2)  Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments and aggregated $43.7 million and $172.8 million for the three and nine months ended September 29, 2001, respectively. For the three and nine months ended September 30, 2000, comprehensive loss aggregated $16.4 million and $32.5 million, respectively.

(3)  Inventories

Inventories consisted of the following at September 29, 2001, September 30, 2000, and December 30, 2000:

                                       September 29,    September 30,    December 30,
                                           2001             2000             2000
                                       -------------    -------------    ------------
        Finished goods                 $     101,122          153,137         116,212
        Work-in-process                       43,824          136,666          75,465
        Raw materials and supplies            50,666           67,546          53,258
        In-transit and off-site                9,586           14,159          17,210
                                       -------------    -------------    ------------
                                       $     205,198          371,508         262,145
                                       =============    =============    ============

(4)  Loss Per Share

There were no reconciling items between basic loss per share and diluted loss per share because the effects of the conversion of convertible preferred stock and convertible debentures would have been anti-dilutive for the three and nine months ended September 29, 2001 and September 30, 2000, respectively. Because the exercise price for outstanding options for the three and nine months ended September 29, 2001 and September 30, 2000, was greater than the average market price, no options were assumed to be exercised. For the three and nine months ended September 29, 2001, convertible preferred stock was convertible into approximately 4.0 million shares of common stock, convertible debentures were convertible into approximately 0.5 million shares of common stock and options to purchase approximately 1.1 million shares of common stock were outstanding. For the three and nine months ended September 30, 2000 convertible preferred stock was convertible into approximately 3.3 million shares of

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)

common stock, convertible debentures were convertible into approximately 0.5 million shares of common stock and options to purchase approximately 1.3 million shares of common stock were outstanding.

(5) Long-Term Debt and Liquidity

       Long-term debt consists of the following:

                                                                  September 29,        September 30,      December 30,
                                                                      2001                  2000              2000
                                                                  -------------        -------------      ------------
Revolver less portion to be treated as postpetition debt           $    235,659            302,538            255,956
Term loans less portion to be treated as postpetition debt              244,412            324,752            268,090
Portion of revolver and term loans to be treated as
   postpetition debt                                                    150,000                  -            117,179
Overline Credit Facility                                                 34,738             35,000             34,738
DIP Financing Facility                                                        -                  -                  -
Industrial revenue bonds with interest rates from 3.60% to
   7.85% and maturities through July 1, 2021; generally
    collateralized by land, buildings and a letter of credit             13,400             15,456             14,925
9% Senior Subordinated Notes due 2007                                   185,000            185,000            185,000
10% Senior Subordinated Notes due 2006                                  125,000            125,000            125,000
6% Convertible Subordinated Debentures due
   2012 (effective rate of 8.72%, net of $11.1 million in
    unamortized discount at September 30, 2000), inclusive of
    Cash Claimant Notes in the principal amount of $5.2 million          90,417             79,296             90,417
Other debt                                                                2,684              3,908              3,131
                                                                   ------------         ----------         ----------
Total debt                                                            1,081,310          1,070,950          1,094,436
Less:
   Current portion of long-term debt                                       (322)           (87,534)                 -
   Current portion of long-term debt in default                        (667,447)                 -            (33,229)
   Long-term debt in default                                            (12,429)          (637,539)          (660,790)
   Liabilities subject to compromise                                   (400,454)                 -           (400,417)
                                                                   ------------         ----------         ----------
Total long-term debt                                               $        658            345,877                  -
                                                                   ============         ==========         ==========

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

On August 13, 2001, the Debtors and the lenders under the DIP Financing Facility entered into an amendment to the facility providing for, among other things, the
(a) modification and addition of certain reporting requirements, (b) modification of the financial covenant requiring maintenance of an asset coverage ratio, (c) elimination of the financial covenant requiring maintenance of a minimum operating cash flow, (d) addition of a financial covenant

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


requiring maintenance of a minimum level of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and (e) elimination of a nine-month extension provision.

The Debtors and lenders under the DIP Financing Facility have entered into another amendment to the facility, dated as of November 14, 2001, providing for, among other things, (a) an extension of the termination date until June 30, 2002 (subject to earlier termination as described below), (b) a reduction in the size of the facility to $100.0 million, including a $60.0 million letter of credit sub-facility, (c) an increase in the interest rate and certain other fees on the facility, (d) modification of the financial covenants requiring the maintenance of an asset coverage ratio and a minimum level of EBITDA and limiting capital expenditures, and (e) an additional financial covenant limiting operational restructuring costs.

The amendment also requires the Company to (a) file on or prior to December 31, 2001 a feasible plan of reorganization and disclosure statement, substantially complete in form and substance, that complies with all applicable provisions of chapter 11 of the Bankruptcy Code and provides for the cash payment in full of all outstanding loans under the DIP Financing Facility, the replacement or liquidation of all letters of credit, and the cash payment of all administrative expenses, (b) obtain Bankruptcy Court approval of a disclosure statement on or prior to March 1, 2002, (c) obtain confirmation from the Bankruptcy Court of a plan of reorganization on or prior to May 15, 2002, and (d) cause a plan of reorganization to become effective on or prior to June 30, 2002. The effectiveness of the amendment is subject to, among other things, Bankruptcy Court approval. The Company has filed a motion to have the amendment approved at the Bankruptcy Court hearing scheduled for November 16, 2001. However, no assurance can be given that the amendment will be approved by the Bankruptcy Court. The amendment also, in effect, extends the currently scheduled termination date of the DIP Financing Facility by two days, from November 14, 2001 to November 16, 2001. If the Bankruptcy Court does not approve the amendment, the DIP Financing Facility will terminate on November 16, 2001.

The DIP Financing Facility, as amended as of November 14, 2001, will expire on the earliest to occur of (a) June 30, 2002, (b) the date on which the plan of reorganization becomes effective, (c) any material non-compliance with any of the terms of the DIP Financing Order, (d) any event of default that shall have occurred under the DIP Financing Facility, or (e) the consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court.

Amounts borrowed under the DIP Financing Facility, as amended as of November 14, 2001, bear interest at the option of the Company at the rate of London Interbank Offered Rate ("LIBOR") plus 4.00% or Bank of America's Base Rate (which is the higher of the Federal Funds Rate or Prime Rate plus, in either case, 0.50%) plus 1.50%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.75%, a letter of credit fee of 4.00%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility, as amended, will be secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities described below, a junior lien on certain plant and equipment that secure three of the industrial revenue bond facilities described below, and certain obligations to the Pension Benefit Guaranty Corporation, and a first priority lien on all post-petition real and personal assets of the Company. The documentation evidencing the DIP Financing Facility, as amended as of November 14, 2001, contains financial covenants requiring maintenance of an asset coverage ratio and a minimum level of EBITDA, as well as other covenants that limit, among other things, operational restructuring costs, indebtedness, liens, sales of assets, capital expenditures and investments, and prohibit dividend payments. The net proceeds of certain asset sales outside the ordinary course of business will reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business will be applied as a permanent reduction of the DIP Financing Facility.

As of September 29, 2001, the Company had $13.9 million in letters of credit outstanding under the DIP Financing Facility. No cash borrowings were outstanding on the DIP Financing Facility at September 29, 2001. Availability under the DIP Financing Facility is based upon the balances of eligible assets, reduced by outstanding debt and letters of credit. Availability under the DIP Financing Facility as of September 29, 2001 was approximately $48.8

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


million. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

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

As of September 29, 2001, the Company had $10.4 million in letters of credit outstanding under the prepetition revolving credit facility. As these prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various prepetition senior credit facilities for the three and nine months ended September 29, 2001 was 7.2% and 8.4%, respectively. The prepetition senior debt facilities expire on January 31, 2002.

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

As of September 29, 2001, $150.0 million of the $630.1 million of the senior debt facilities had become subject to treatment as postpetition debt rather than prepetition debt, as authorized by the DIP Financing Order.

Overline Facility

In May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility (the "Overline Facility") to obtain additional working capital availability. On July 27, 1999, the Overline Facility was amended to increase the amount of funds available to $35.0 million and to secure it with the same assets securing the senior debt facilities described above. The Overline Facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the Overline Facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The Overline Facility matures upon termination by the Company at any time or otherwise at the earliest of: (i) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events or (ii) January 31, 2002.

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

Fieldcrest Cannon 6% Convertible Debentures

As a result of the Company's acquisition of Fieldcrest Cannon, the outstanding Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012 (the "6% Convertible Debentures") are convertible, at the option of the holders, into a combination of cash and Common Stock. As of September 29, 2001, approximately $85.2 million aggregate principal amount of the 6% Convertible Debentures remain outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, the resulting cash component of the conversion consideration would have been approximately $57.2 million.

Prior to the Petition Date, Fieldcrest Cannon issued certain non-interest bearing subordinated promissory notes (the "Cash Claimant Notes") in respect of the unpaid cash portion of the conversion consideration owing to certain holders of the 6% Convertible Debentures who had surrendered their debentures for conversion, but had not been paid the cash portion of the conversion consideration. As of September 29, 2001, the aggregate amount of the outstanding Cash Claimant Notes was $5.2 million.

The 6% Convertible Debentures and Cash Claimant Notes are general unsecured obligations of Fieldcrest Cannon. Fieldcrest Cannon is in default under the indenture governing the 6% Convertible Debentures and the Cash Claimant Notes. No principal or interest payment has been or will be made on the 6% Convertible Debentures or Cash Claimant Notes during the pendency of the Chapter 11 Cases.

Industrial Revenue Bonds

The Company has obligations in respect of four industrial revenue bond facilities (the "IRB Facilities"). Three of the IRB Facilities are secured by liens on specified plants and equipment and one is secured by a letter of credit issued under the senior debt facilities described above. As of September 29, 2001, $13.4 million of bonds in the aggregate were outstanding under the IRB Facilities.

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

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


Adequacy of Capital Resources

As discussed above, the Debtors are operating their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based on current and anticipated levels of operations and efforts to reduce inventories and accounts receivable and assuming that the amendment to the DIP Financing Facility described above is approved by the Bankruptcy Court, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of its capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

(6)  Liabilities Subject to Compromise

Liabilities subject to compromise are comprised of prepetition liabilities that management believes will be impaired as a result of the Chapter 11 Cases. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases are identified below. The amounts set forth below may vary significantly from the stated amounts of proofs of claim filed with the Bankruptcy Court. Obligations classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. The estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection is $14.4 million. The Company may be required to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)



The components of liabilities subject to compromise at September 29, 2001 and December 30, 2000 are as follows:

                                                                               September 29,         December 30,
                                                                                   2001                  2000
                                                                            ------------------    -----------------
9% Senior Subordinated Notes due 2007                                       $         185,000              185,000
10% Senior Subordinated Notes due 2006                                                125,000              125,000
6% Convertible Subordinated Sinking Fund Debentures due 2012                           85,217               85,217
Cash Claimant Notes                                                                     5,200                5,200
Other                                                                                      37                    -
                                                                            ------------------    -----------------
     Total long-term debt                                                             400,454              400,417
                                                                            ------------------    -----------------
Interest accrued on above notes and debentures                                         14,018               14,448
Accounts payable                                                                       50,139               55,322
Nonqualified pension plan liability                                                    11,673               11,673
Rejected contracts and leases                                                          14,451                    -
Other accrued expenses                                                                  5,730               10,233
                                                                            ------------------    -----------------
                                                                            $         496,465              492,093
                                                                            ==================    =================

As a result of the filing of the Chapter 11 Cases, no principal or interest payments have been or will be made on unsecured prepetition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest aggregating $25.7 million on prepetition unsecured obligations has not been accrued for the nine months ended September 29, 2001. Since the Petition Date, the Company has not accrued interest aggregating $30.2 million on prepetition unsecured obligations.

(7)  Redeemable Convertible Preferred Stock

On December 19, 1997, the Company issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65.0 million less $2.1 million of issue costs. Accretion is being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrued from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate increased to 10% as a result of the Company's earnings per share for 1999 falling below predetermined targets. During the third and fourth quarters of 1999, the Company accrued and paid in kind a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock. Under the terms of the Series A Preferred Stock, dividends can be paid in cash or additional shares of Series A Preferred Stock until December 2002, at which time they must be paid in cash. Under the DIP Financing Facility, the Company is prohibited from paying any dividends on the Series A Preferred Stock. A total of 81,411 shares of Series A Preferred Stock were outstanding as of September 29, 2001. The commencement of the Chapter 11 Cases constitutes an "Event of Noncompliance" under the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provide that upon the occurrence of an Event of Noncompliance, the dividend rate on such stock will increase immediately to the lesser of 18% per annum or the maximum rate permitted by law. Accordingly, as of the Petition Date, dividends on the Series A Preferred Stock began accruing at 18% per year, compounding quarterly.

The Series A Preferred Stock is convertible, at any time at the option of the holder, into Common Stock at a rate calculated by dividing $1,000 plus accrued and unpaid dividends per share by $24.00 per share. Each share of

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


Series A Preferred Stock is subject to mandatory redemption in ten and one-half years after the issue date at a redemption price of $1,000 plus accrued and unpaid dividends. The Company has the right after the fourth anniversary of the issue date to call all or a portion of the Series A Preferred Stock at $1,000 per share plus accrued and unpaid dividends times a premium equal to the dividend rate after the fourth anniversary date and declining ratably to the mandatory redemption date. Holders of the Series A Preferred Stock are entitled to limited voting rights only under certain conditions.

As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions of the Bankruptcy Code described above, it is presently anticipated that the holders of the shares of Series A Preferred Stock will receive no value for such shares or accrued and unpaid dividends thereon under a plan of reorganization.

(8)   Segment Information

The Company manufactures textile products for the bedroom, bathroom, and kitchen and markets them to department stores, discount stores, specialty shops and certain institutional customers and over the Internet. The Company is organized into two major divisions that it considers operating segments: (1) Bed and Bath and (2) Pillow and Pad. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, as well as towels, bath rugs, and kitchen textile products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads. On September 6, 2001, the Company sold the majority of the inventory and fixed assets associated with its Blanket Division, which manufactured and sold blanket products (see note 13). Other includes the Company's retail stores, corporate activities, and the remaining assets associated with the Blanket Division.

The accounting policies of the divisions are the same as those described in the Summary of Significant Accounting Policies as described in the Company's annual report on Form 10-K for the year ended December 30, 2000. The Company evaluates division performance based on gross profit. Interdivisional sales are not material.

Information about the Company's divisions is presented below:

                                                                        Three Months Ended
                                                                        September 29, 2001
                                              ----------------------------------------------------------------
                                                   Bed           Pillow
                                                   and            and
                                                  Bath            Pad           Other                 Total
                                              ----------------------------------------------------------------
Net sales                                     $   197,736         68,199           5,460    (1)      271,395

Gross profit (loss)                                13,162          6,747          (7,476)   (1)       12,433

Depreciation and amortization                       9,210            937           3,019              13,166

Capital expenditures                                1,616            148             744               2,508

Total assets                                      916,077        139,125         117,770    (2)    1,172,972

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)

                                                                       Three Months Ended
                                                                       September 30, 2000
                                              ----------------------------------------------------------------
                                                   Bed           Pillow
                                                   and            and
                                                  Bath            Pad           Other                 Total
                                              ----------------------------------------------------------------
Net sales                                     $   237,540         78,911          13,940    (1)      330,391

Gross profit (loss)                                27,361         10,560          (7,539)   (1)       30,382

Depreciation and amortization                      10,583            897           3,267              14,747

Capital expenditures                               11,999            239           1,237    (3)       13,475

Total assets                                    1,107,240        137,395         375,589    (2)    1,620,224

                                                                     Nine Months Ended
                                                                    September 29, 2001
                                              ----------------------------------------------------------------
                                                   Bed           Pillow
                                                   and            and
                                                  Bath            Pad           Other                 Total
                                              ----------------------------------------------------------------
Net sales                                     $   584,951        187,286          15,218    (1)      787,455

Gross profit (loss)                                28,278         21,111         (30,967)   (1)       18,422

Depreciation and amortization                      29,305          2,693           8,752              40,750

Capital expenditures                                3,477            550           4,861               8,888

Total assets                                      916,077        139,125         117,770    (2)    1,172,972

                                                                     Nine Months Ended
                                                                    September 30, 2000
                                              ----------------------------------------------------------------
                                                   Bed           Pillow
                                                   and            and
                                                  Bath            Pad           Other                 Total
                                              ----------------------------------------------------------------
Net sales                                     $   738,859        212,154          27,665    (1)      978,678

Gross profit (loss)                               106,975         35,872         (30,220)   (1)      112,627

Depreciation and amortization                      31,428          2,841           8,963              43,232

Capital expenditures                               21,168            861           8,378    (3)       30,407

Total assets                                    1,107,240        137,395         375,589    (2)    1,620,224

(1) Includes retail stores and miscellaneous Corporate activities, including the Company's central information technology, human resources, and purchasing departments.
(2) Corporate amounts include primarily data processing equipment and software, other enterprise-wide assets not allocated to the segments, and the net assets associated with the Blanket Division.
(3) Includes capital expenditures of $0.7 million associated with the Blanket Division.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)



(9)    Restructuring Charges and Impairment of Long-lived Assets

During the first quarter of 2001, the Company incurred a charge of $2.0 million associated with the closure of the Company's towel manufacturing facility located in Hawkinsville, Georgia. The Hawkinsville facility closed in March 2001, and its operations have been relocated to the Company's facilities in Kannapolis, North Carolina, Fieldale, Virginia, and Columbus, Georgia. Approximately 380 employees were terminated as a result of the closure. During the second quarter of 2001, the Company revised its estimate of benefits to be provided after termination and reduced the restructuring reserve for Hawkinsville by $0.5 million.

During the second quarter of 2001, the Company announced the closure of several facilities. Production ceased at a cut-and-sew bedding facility in Rocky Mount, North Carolina on June 30, 2001, but the Company currently estimates that certain warehousing and shipping employees will remain through the end of the year to satisfy existing commitments to customers. The Rocky Mount facility manufactured decorative bedding exclusively under a license agreement, which expired on June 30, 2001. A sheet manufacturing facility in Kannapolis, North Carolina was closed on July 15, 2001, and its production was relocated to an existing facility in China Grove, North Carolina. A towel yarn manufacturing operation and cotton warehouse in Columbus, Georgia were closed on July 15, 2001, and production was relocated to the Company's existing yarn manufacturing operations in Kannapolis, North Carolina and Tarboro, North Carolina. A towel warehouse and distribution center in Phenix City, Alabama was closed in August 2001, and its operations were transferred to an existing distribution center in Macon, Georgia. In addition, the Company announced plans to scale back towel production at another facility in Kannapolis, which the Company completed during the third quarter of 2001. As a result of these closures, the Company incurred a restructuring charge of $5.0 million in the second quarter of 2001, primarily consisting of employee severance and benefits. Included in the loss from operations from discontinued operations for the nine months ended September 29, 2001 is a $0.4 million restructuring charge, primarily consisting of employee severance and benefits associated with employees at a blanket yarn manufacturing plant in Newton, North Carolina. The facility was closed on June 30, 2001 as a result of the Company's decision to sell the Blanket Division. The Company currently expects that the majority of the remaining severance and benefits will be paid during the fourth quarter of 2001. As of September 29, 2001, approximately 930 employees had been terminated in conjunction with the closures described above. When completed, these closures will affect approximately 980 employees.

Activity in the reserve established for the restructuring charges is presented below:

               First quarter restructuring charge                $  1,977
               Second quarter restructuring charge                  5,437
               Adjustments to Hawkinsville reserve                   (550)
               Payments                                            (4,973)
                                                              -----------
               Balance, September 29, 2001                       $  1,891
                                                              ===========

The Company also recognized charges for impairment of long-lived assets of $23.2 million during the nine months ended September 29, 2001, consisting of $20.1 million in the second quarter and $3.1 million in the third quarter. Approximately $21.7 million of the charge relates to assets located at the facilities discussed above, consisting of a $3.6 million write-down for real property and a $18.1 million write-down for machinery and equipment. Approximately $1.1 million relates to assets located in existing facilities. In addition, the Company evaluated the carrying values of certain machinery and equipment classified in assets held for sale and recorded a write-down of $0.4 million. The impairment charges reflect management's estimate of the fair market value based upon appraisals and the expected future cash flows to be generated by the assets, including their ultimate disposition. Management expects to sell these assets during the next twelve months.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


(10)  Reorganization Items

Through the third quarter of 2001, the Company recognized the following items as reorganization items in the statement of operations:

                                                 Three Months      Nine Months
                                                     Ended            Ended
                                                 September 29,     September 29,
                                                      2001             2001
                                                ---------------  ---------------

       Professional fees and other costs
          associated with the
          Chapter 11 Cases                       $     3,089           13,199
       Retention incentive plan                        1,206            4,314
       Rejected contracts and lease
          agreements                                     528            9,464
       Interest income on investments                   (233)          (1,222)
                                                ---------------   --------------
                                                 $     4,590           25,755
                                                ===============   ==============


Professional Fees. During the three and nine months ended September 29, 2001, the Company paid approximately $2.8 million and $10.7 million, respectively, in professional fees associated with the Chapter 11 Cases.

Key Employee Retention Program. On March 6, 2001, the Bankruptcy Court entered an order authorizing the Company to implement a key employee retention program consisting of (i) a retention incentive plan (the "Retention Incentive Plan"),
(ii) an emergence performance bonus plan (the "Emergence Bonus Plan"), and (iii) an employee severance plan (the "Severance Plan") (collectively, the "Retention Program"). The purpose of the Retention Program is to provide the incentives necessary for the Company to retain its management team and other key employees and to otherwise address concerns regarding potential key employee attrition during the Company's reorganization.

Under the Retention Incentive Plan, eligible employees are to earn a specified retention incentive payment (a "Retention Incentive Payment"), based upon a percentage of their salary determined by the Company's management, payable on the following four dates if the employee remains actively employed by the Company on such dates: (i) 25% of the total Retention Incentive Payment was payable paid in the month following the Bankruptcy Court's approval of the Retention Program (i.e., April 2001), (ii) 25% of the total Retention Incentive Payment is payable on the first anniversary date of the filing of the Chapter 11 Cases (i.e., November 14, 2001), (iii) 25% of the total Retention Incentive Payment is payable on the earlier of (a) six months after the second payment is made or (b) confirmation of a plan of reorganization, and (iv) 25% of the total Retention Incentive Payment is payable 30 days following confirmation of a plan of reorganization. The Company currently estimates the total cost of the Retention Incentive Plan to be approximately $6.1 million. In addition, a discretionary retention pool of $500,000 is available for non-union employees not already included in the Retention Incentive Plan. On April 9, 2001, the Company paid approximately $1.5 million for the first installment of the Retention Incentive Plan.

The Emergence Performance Bonus Plan provides an additional incentive payment to certain management employees who are particularly essential to the implementation of the Company's restructuring to remain with the Company through the plan negotiation and confirmation process. Payments under the Emergence Performance Bonus Plan are tied directly to two factors: the amount of the distribution made under a confirmed plan of reorganization to unsecured creditors and the length of the Chapter 11 Cases. Since the two factors are currently not known, the Company has not reflected any expense associated with the Emergence Performance Bonus Plan in its results of operations for the three and nine months ended September 29, 2001.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


The purpose of the Severance Plan is to integrate all severance arrangements existing prior to the Petition Date into one plan, which supersedes all prior severance plans and the severance provisions of executives' employment arrangements. The Severance Plan covers all full-time employees of the Company, the majority of which are not eligible to participate in any other components of the Retention Program. With certain exceptions, employees who are terminated after the Petition Date for reasons other than death, disability, retirement, or cause will be eligible to receive severance benefits equal to one week's salary for each completed year of service, with a minimum of two weeks salary and a maximum of 26 weeks salary. In addition, eligible employees will be entitled to receive medical insurance, life insurance, and certain other benefits.

Rejected Contracts and Leases. The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. During the three and nine months ended September 29, 2001, the Company accrued $5.5 million and $14.4 million, respectively, for the estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection. Approximately $0.5 million and $9.5 million, respectively, of the prepetition liability relating to the rejected contracts and leases have been reflected as reorganization items, and the remaining $5.0 million has been included in the loss from discontinued operations in the accompanying statements of operations for the three and nine months ended September 29, 2001. The Company may be required to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

(11)  Income Taxes

The Company's management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax asset may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income, and tax planning strategies. As a result of this assessment, the Company did not recognize an income tax benefit for the loss incurred for the three and nine months ended September 29, 2001. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance. As of September 29, 2001, the Company's management also concluded that deferred tax assets, net of the valuation allowance, can be realized as a result of the reversal of existing temporary taxable differences.

At September 29, 2001, the Company has $445 million of federal and state operating loss carryforwards expiring 2006 through 2021, $2.0 million of general business tax credit carryforwards expiring 2005 through 2021, and a $7.8 million unused alternative minimum tax credit carryforward that does not expire.

(12)  Recently Issued or Adopted Accounting Standards

During June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended by SFAS Nos. 137 and 138, were effective for fiscal years beginning after June 15, 2000. The Company adopted the provisions of the standards on December 31, 2000. The adoption of SFAS No. 133, as amended, did not have any impact on its financial position or results of operations. The Company enters into fixed-price contracts for purchases of raw material cotton and natural gas from its suppliers. SFAS No. 133, as amended, requires the Company to evaluate its commodity contracts to determine whether the contracts are "normal purchases or normal sales." The Company has concluded and documented that these contracts meet the definition of "normal purchases or normal sales," and therefore are not considered derivative instruments subject to the provisions of SFAS No. 133, as amended.

In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) issued EITF No. 00-14, "Accounting for Certain Sales Incentives" (EITF No. 00-14). EITF No. 00-14 addresses the recognition, measurement and income statement classification for certain types of sales incentives offered by vendors to their

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


customers. The Company is required to adopt the provisions of EITF No. 00-14 at the beginning of fiscal 2002, which commences December 30, 2001. The Company is currently analyzing the impact of adopting EITF No. 00-14 on its financial position and results of operations.

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

(13)  Sale of Blanket Division

On September 6, 2001, the Company sold the majority of the inventory and fixed assets associated with its Blanket Division to Beacon Acquisition Corporation for approximately $13.4 million. The purchase price consisted of approximately $12.1 million in cash ($0.6 million of which was placed in escrow to secure post-closing obligations) and a three-year promissory note in a principal amount of approximately $1.3 million. The promissory note is secured by a pledge of 100% of the stock of the purchaser, a second lien on the majority of the assets being sold (excluding the Blanket Division's real property located in Swannanoa, North Carolina and Westminister, South Carolina), and a third lien on the Blanket Division's real property located in Swannanoa, North Carolina. The sale resulted in a net loss of $3.3 million. The net cash proceeds of $11.2 million from the sale were applied to pay down the Company's senior debt facilities.

The results of operations and net assets of the Blanket Division have been accounted for as a discontinued operation. As a result, the September 30, 2000 and December 30, 2000 consolidated financial statements have been restated to reflect the Blanket Division as a discontinued operation. The net assets of the Blanket Division remaining after the sale primarily include accounts receivable, a warehouse facility in Mauldin, South Carolina (which the purchaser is currently leasing from the Company under a five-month lease), accounts payable, and accrued expenses. The loss from discontinued operations was $16.2 million and $4.4 million for the nine months ended September 29, 2001 and September 30, 2000, respectively, and $8.9 million and $1.3 million for the three months ended September 29, 2001 and September 30, 2000, respectively.

(14)  Subsequent Events

On October 22, 2001, the Company implemented an enhanced early retirement plan. Salaried employees age 59 or older having at least five years of service were eligible to participate in the plan. Of the 135 employees eligible, 76 accepted. The Company is also continuing to implement a reduction in force (the "RIF") among its salaried employees. This RIF began in the third quarter of 2001 and is expected to be fully implemented by the end of 2001. The net personnel reduction resulting from the early retirement plan and the RIF is expected to be approximately 150 employees. The Company currently expects to recognize a restructuring charge of approximately $4.5 million to $5.0 million in the fourth quarter of 2001 relating to the early retirement plan and the RIF.

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)

(15)   Supplemental Condensed Consolidating Financial Information

The following table presents condensed consolidating financial information for the Company, segregating the Parent and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly owned subsidiaries of the Parent and the guarantees are full, unconditional, and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not provide relevant material additional information.

                                                                       September 29, 2001
                                         --------------------------------------------------------------------------------
                                                                              Non-
                                                           Guarantor        Guarantor
         Financial Position                 Parent        Subsidiaries    Subsidiaries     Eliminations      Consolidated
         ------------------                 ------        ------------    ------------     ------------      ------------
Assets:
-------
Trade receivables                        $         -            179,275           4,057               -          183,332
Receivables from affiliates                  761,619                  -               -         (761,619)              -
Inventories                                        -            201,216           3,982               -          205,198
Other current assets                             143             46,265           5,268               -           51,676
                                         --------------  ---------------  --------------  ----------------  ---------------
      Total current assets                   761,762            426,756          13,307         (761,619)        440,206

Property, plant and equipment, net                38            473,479             952               -          474,469
Intangibles, net                               2,463            220,001           2,155               -          224,619
Other assets                                 104,636              4,439               -          (75,397)         33,678
                                         --------------  ---------------  --------------  ----------------  ---------------
      Total assets                       $   868,899          1,124,675          16,414         (837,016)      1,172,972
                                         ==============  ===============  ==============  ================  ===============

Liabilities and shareholders' equity (deficit):
-----------------------------------------------
Liabilities not subject to
   compromise:

   Accounts payable and accrued
    liabilities                          $    25,055             84,138           1,266               -          110,459
   Payables to affiliates                          -            749,567          12,052         (761,619)              -
   Current portion of long-term
      debt                                         -                322               -               -              322
   Current portion of long-term
      debt in default                        664,809              2,638               -               -          667,447
   Long-term debt in default                       -             12,429               -               -           12,429
                                         --------------  ---------------  --------------  ----------------  ---------------
      Total current liabilities              689,864            849,094          13,318         (761,619)        790,657

   Noncurrent liabilities                          -             39,253               -               -           39,253
                                         --------------  ---------------  --------------  ----------------  ---------------
      Total liabilities not
         subject to compromise               689,864            888,347          13,318         (761,619)        829,910

Liabilities subject to compromise            332,438            164,027               -                 -        496,465

Redeemable convertible
     preferred stock                          94,827                  -               -               -           94,827

Shareholders' equity (deficit)              (248,230)            72,301           3,096          (75,397)       (248,230)
                                         --------------  ---------------  --------------  ----------------  ---------------
     Total liabilities and
       shareholders' equity
       (deficit)                         $   868,899          1,124,675          16,414         (837,016)      1,172,972
                                         ==============  ===============  ==============  ================  ===============

                                                                        December 30, 2000
                                          -------------------------------------------------------------------------------
                                                                              Non-
                                                           Guarantor        Guarantor
          Financial Position                 Parent       Subsidiaries    Subsidiaries     Eliminations      Consolidated
          ------------------                 ------       ------------    ------------     ------------      ------------
Assets:
-------
Trade receivables                         $        -            181,173           7,891               -           189,064
Receivables from affiliates                  787,590                  -               -       (787,590)                 -
Inventories                                        -            255,257           6,888               -           262,145
Other current assets                               -             94,890             809               -            95,699
                                          -------------  ---------------  --------------  ----------------  ----------------
      Total current assets                   787,590            531,320          15,588       (787,590)           546,908

Property, plant and equipment, net               320            524,686             984               -           525,990
Intangibles, net                               6,622            224,652           2,206               -           233,480
Other assets                                 214,090             53,914               -       (238,613)            29,391
                                          -------------  ---------------  --------------  ----------------  ----------------
      Total assets                        $1,008,622          1,334,572          18,778     (1,026,203)         1,335,769
                                          =============  ===============  ==============  ================  ================

Liabilities and shareholders' equity (deficit):
-----------------------------------------------
Liabilities not subject to
   compromise:
   Accounts payable and accrued
    liabilities                           $    4,151             83,233           2,881               -            90,265
   Payables to affiliates                          -            779,207           8,383       (787,590)                 -
   Other current liabilities                     984             32,369           (124)               -            33,229
   Long-term debt in default                 660,790                  -               -               -           660,790
                                          -------------  ---------------  --------------  ----------------  ----------------
       Total current liabilities             665,925            894,809          11,140       (787,590)           784,284

   Noncurrent liabilities                          -             39,910             106               -            40,016
                                          -------------  ---------------  --------------  ----------------  ----------------
      Total liabilities not
         subject to compromise               665,925            934,719          11,246       (787,590)           824,300

Liabilities  subject to compromise           323,321            168,772               -               -           492,093

 Redeemable convertible
    preferred stock                           82,827                  -               -               -            82,827

Shareholders' equity (deficit)               (63,451)           231,081           7,532       (238,613)           (63,451)
                                          -------------  ---------------  --------------  ----------------  ----------------
      Total liabilities and
         shareholders equity (deficit)    $1,008,622          1,334,572          18,778     (1,026,203)         1,335,769
                                          =============  ===============  ==============  ================  ================

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


(15)     Supplemental Condensed Consolidating Financial Information (continued)

                                                             Three Months Ended September 29, 2001
                                        --------------------------------------------------------------------------------
                                                                             Non-
                                                          Guarantor        Guarantor
        Results of Operations              Parent        Subsidiaries    Subsidiaries     Eliminations      Consolidated
        ---------------------              ------        ------------    ------------     ------------      ------------
Net sales                               $        -           273,236           5,340            (7,181)        271,395
Cost of goods sold                               -           259,250           6,893            (7,181)        258,962
                                        --------------  ---------------  --------------  ----------------  ---------------
    Gross profit (loss)                          -            13,986          (1,553)                -          12,433

Selling, general and
    administrative expenses                 (2,138)           23,205             256                 -          21,323
Impairment of long-lived assets                  -             3,085               -                 -           3,085
Restructuring charge                             -                26               -                 -              26
                                        --------------  ---------------  --------------  ----------------  ---------------
    Earnings (loss) from
       operations                            2,138           (12,330)         (1,809)                -         (12,001)

Equity in loss of subsidiaries             (46,176)                -               -            46,176               -
Interest expense (income)                   (4,940)           19,820              62                 -          14,942
                                        --------------  ---------------  --------------  ----------------  ---------------
    Loss from continuing
       operations before
       reorganization
       items and income taxes              (39,098)          (32,150)         (1,871)           46,176         (26,943)

Reorganization items                         4,590                 -               -                 -           4,590
                                        --------------  ---------------  --------------  ----------------  ---------------
    Loss from continuing
       operations before income
       taxes                               (43,688)          (32,150)         (1,871)           46,176         (31,533)

Income taxes                                     -                 -               -                 -               -
                                        --------------  ---------------  --------------  ----------------  ---------------
    Net loss from continuing
       operations                          (43,688)          (32,150)         (1,871)           46,176         (31,533)
Loss from discontinued
   operations                                    -           (12,155)              -                 -         (12,155)
                                        --------------  ---------------  --------------  ----------------  ---------------
Net loss                                   (43,688)          (44,305)         (1,871)           46,176         (43,688)
Preferred dividends                          4,604                 -               -                 -           4,604
                                        --------------  ---------------  --------------  ----------------  ---------------
    Loss applicable to
       common shareholders              $  (48,292)          (44,305)         (1,871)           46,176         (48,292)
                                        ==============  ===============  ==============  ================  ===============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


(15)     Supplemental Condensed Consolidating Financial Information (continued)

                                                           Three Months Ended September 30, 2000
                                       --------------------------------------------------------------------------------
                                                                            Non-
                                                         Guarantor        Guarantor
       Results of Operations              Parent        Subsidiaries    Subsidiaries     Eliminations      Consolidated
       ---------------------              ------        ------------    ------------     ------------      ------------
Net sales                              $        -          327,889             7,348           (4,846)         330,391
Cost of goods sold                              -          296,948             7,907           (4,846)         300,009
                                       --------------  ---------------  --------------  ----------------  ---------------
    Gross profit (loss)                         -           30,941              (559)               -           30,382

Selling, general and
   administrative expenses                 (2,315)          26,044               155                -           23,884
                                       --------------  ---------------  --------------  ----------------  ---------------
    Earnings (loss) from
      operations                            2,315            4,897              (714)               -            6,498

Equity in loss of subsidiaries            (10,909)               -                 -           10,909                -
Interest expense                            8,129           19,143               385                -           27,657
                                       --------------  ---------------  --------------  ----------------  ---------------
    Loss from continuing
      operations before income
      taxes                               (16,723)         (14,246)           (1,099)          10,909          (21,159)

Income taxes                                 (455)          (5,770)                -                -           (6,225)
                                       --------------  ---------------  --------------  ----------------  ---------------
    Net loss from continuing
      operations                          (16,268)          (8,476)           (1,099)          10,909          (14,934)
Loss from discontinued
  operations                                    -           (1,334)                -                -           (1,334)
                                       --------------  ---------------  --------------  ----------------  ---------------
Net loss                                  (16,268)          (9,810)           (1,099)          10,909          (16,268)
Preferred dividends                         2,040                -                 -                -            2,040
                                       --------------  ---------------  --------------  ----------------  ---------------
    Loss applicable to common
      shareholders                     $  (18,308)          (9,810)           (1,099)          10,909          (18,308)
                                       ==============  ===============  ==============  ================  ===============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


(15)     Supplemental Condensed Consolidating Financial Information (continued)

                                                           Nine Months Ended September 29, 2001
                                        ---------------------------------------------------------------------------------
                                                                             Non-
                                                          Guarantor        Guarantor
        Results of Operations              Parent        Subsidiaries    Subsidiaries     Eliminations      Consolidated
        ---------------------              ------        ------------    ------------     ------------      ------------
Net sales                               $        -           794,891          12,209           (19,645)        787,455
Cost of goods sold                               -           773,428          15,250           (19,645)        769,033
                                        --------------  ---------------  --------------  ----------------  ---------------
    Gross profit (loss)                          -            21,463          (3,041)                -          18,422

Selling, general and
    administrative expenses                 (2,608)           67,362           1,111                 -          65,865
Impairment of long-lived assets                  -            23,170               -                 -          23,170
Restructuring charge                             -             6,491               -                 -           6,491
                                        --------------  ---------------  --------------  ----------------  ---------------
    Earnings (loss) from
       operations                            2,608           (75,560)         (4,152)                -         (77,104)

Equity in loss of subsidiaries            (163,216)                -               -           163,216               -
Interest expense (income)                  (13,772)           63,806             284                 -          50,318
                                        --------------  ---------------  --------------  ----------------  ---------------
    Loss from continuing
       operations before
       reorganization
       items and income taxes             (146,836)         (139,366)         (4,436)          163,216        (127,422)

Reorganization items                        25,755                  -              -                 -          25,755
                                        --------------  ---------------  --------------  ----------------  ---------------
    Loss from continuing
       operations before income
       taxes                              (172,591)         (139,366)         (4,436)          163,216        (153,177)

Income taxes                                     -                 -               -                 -               -
                                        --------------  ---------------  --------------  ----------------  ---------------
    Net loss from continuing
       operations                         (172,591)         (139,366)         (4,436)          163,216        (153,177)
Loss from discontinued
   operations                                    -           (19,414)              -                 -         (19,414)
                                        --------------  ---------------  --------------  ----------------  ---------------
Net loss                                  (172,591)         (158,780)         (4,436)          163,216        (172,591)
Preferred dividends                         12,000                 -               -                 -          12,000
                                        --------------  ---------------  --------------  ----------------  ---------------
    Loss applicable to
       common shareholders              $ (184,591)         (158,780)         (4,436)          163,216        (184,591)
                                        ==============  ===============  ==============  ================  ===============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


(15)     Supplemental Condensed Consolidating Financial Information (continued)

                                                            Nine Months Ended September 30, 2000
                                       ---------------------------------------------------------------------------------
                                                                            Non-
                                                         Guarantor        Guarantor
       Results of Operations              Parent        Subsidiaries    Subsidiaries     Eliminations      Consolidated
       ---------------------              ------        ------------    ------------     ------------      ------------
Net sales                              $        -          977,756           21,120           (20,198)         978,678
Cost of goods sold                              -          865,568           20,681           (20,198)         866,051
                                       --------------  ---------------  --------------  ----------------  ---------------
    Gross profit                                -          112,188              439                 -          112,627

Selling, general and
   administrative expenses                 (5,295)          77,139              479                 -           72,323
                                       --------------  ---------------  --------------  ----------------  ---------------
    Earnings (loss) from
      operations                            5,295           35,049              (40)                -           40,304

Equity in loss of subsidiaries            (27,286)               -                -            27,286                -
Interest expense                           11,536           69,144              789                 -           81,469
                                       --------------  ---------------  --------------  ----------------  ---------------
    Loss from continuing
      operations before income
      taxes                               (33,527)         (34,095)            (829)           27,286          (41,165)

Income taxes                               (1,414)         (12,083)               -                 -          (13,497)
                                       --------------  ---------------  --------------  ----------------  ---------------
    Net loss from continuing
      operations                          (32,113)         (22,012)            (829)           27,286          (27,668)
Loss from discontinued
  operations                                    -           (4,445)               -                 -           (4,445)
                                       --------------  ---------------  --------------  ----------------  ---------------
Net loss                                  (32,113)         (26,457)            (829)           27,286          (32,113)
Preferred dividends                         5,977                -                -                 -            5,977
                                       --------------  ---------------  --------------  ----------------  ---------------
    Loss applicable to common
      shareholders                     $  (38,090)         (26,457)            (829)           27,286          (38,090)
                                       ==============  ===============  ==============  ================  ===============

                    PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)
                                  (unaudited)


(15)     Supplemental Condensed Consolidating Financial Information (continued)

                                                           Nine Months Ended September 29, 2001
                                       -------------------------------------------------------------------------------
                                                                           Non-
                                                        Guarantor       Guarantor
            Cash Flows                    Parent      Subsidiaries     Subsidiaries     Eliminations      Consolidated
            ----------                    ------      ------------     ------------     ------------      ------------
Cash provided by (used in)
   operating activities                $    4,117          (3,214)            724                 -            1,627

Cash provided by discontinued
  operations                                    -           1,943               -                              1,943

Cash used in investing
   activities                              (4,117)          9,701            (158)                -            5,426

Cash used in financing
   activities                                   -         (17,198)           (566)                -          (17,764)
                                       -------------  --------------  ---------------  ---------------   ---------------

Net change in cash and cash
   equivalents                                  -          (8,768)              -                 -           (8,768)

Cash and cash equivalents at
   beginning of year                            -          32,182               -                 -           32,182
                                       -------------  --------------  ---------------  ---------------   ---------------

Cash and cash equivalents at
   end of period                       $        -          23,414               -                 -           23,414
                                       =============  ==============  ===============  ===============   ===============

                                                           Nine Months Ended September 30, 2000
                                       ---------------------------------------------------------------------------------
                                                                           Non-
                                                        Guarantor       Guarantor
            Cash Flows                    Parent      Subsidiaries     Subsidiaries     Eliminations      Consolidated
            ----------                    ------      ------------     ------------     ------------      ------------
Cash provided by (used in)
   operating activities                $  (13,014)    $    11,374     $      5,575     $         -       $     3,935

Cash provided by discontinued
    operations                                  -           4,102                                              4,102

Cash provided by (used in)
    investing activities                      432         (26,043)            (227)              -           (25,838)

Cash provided by (used in)
   financing activities                    12,582           9,384           (5,348)              -            16,618
                                       -------------  --------------  ---------------  ---------------   ---------------

Net change in cash and cash
   equivalents                                  -          (1,183)               -               -            (1,183)

Cash and cash equivalents at
   beginning of year                            -           4,858                -               -             4,858
                                       -------------  --------------  ---------------  ---------------   ---------------

Cash and cash equivalents at
   end of period                       $        -     $     3,675     $          -     $         -       $     3,675
                                       =============  ==============  ===============  ===============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2000.

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

During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are continuing to review their operations and to identify assets for disposition. On September 6, 2000, the Company sold the majority of the inventory and fixed assets associated with its Blanket Division.

The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. During the three and nine months ended September 29, 2001, the Company accrued $5.5 million and $14.4 million, respectively, for the estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection. Approximately $0.5 million and $9.5 million, respectively, of the prepetition liability relating to the rejected contracts and leases have been reflected as reorganization items, and the remaining $5.0 million has been included in the loss from discontinued operations in the accompanying statements of operations for the three and nine months ended September 29, 2001. The Company may be required to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

Basis of Presentation

The consolidated financial statements included elsewhere in this Quarterly Report are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to formulate a plan of reorganization which will gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court, its ability to comply with the DIP Financing Facility, and its ability to return to profitability, generate sufficient cash flows from operations, and obtain financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

While under the protection of chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements.

Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

In the Chapter 11 Cases, substantially all unsecured and under-secured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. Generally, all actions to enforce or otherwise effect repayment of prepetition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The last date by which claims against the Company had to be filed in the Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 Cases, i.e., the bar date, was July 23, 2001. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and amicably resolved, adjudicated before the Bankruptcy Court, or resolved through another dispute resolution process. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to an approved plan of reorganization and accordingly are not presently determinable.

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

Recent Developments

On September 6, 2001, the Company sold the majority of the inventory and fixed assets associated with its Blanket Division to Beacon Acquisition Corporation for approximately $13.4 million. The purchase price consisted of approximately $12.1 million in cash ($0.6 million of which was placed in escrow to secure post-closing obligations) and a three-year promissory note in a principal amount of approximately $1.3 million. The promissory note is secured by a pledge of 100% of the stock of the purchaser, a second lien on the majority of the assets being sold (excluding the Blanket Division's real property located in Swannanoa, North Carolina and Westminister, South Carolina), and a third lien on the Blanket Division's real property located in Swannanoa, North Carolina. The sale resulted in a net loss of $3.3 million. The net cash proceeds of $11.2 million from the sale were applied to pay down the Company's senior debt facilities.

On October 22, 2001, the Company implemented an enhanced early retirement plan. Salaried employees age 59 or older having at least five years of service were eligible to participate in the plan. Of the 135 employees eligible, 76 accepted. The Company is also continuing to implement a reduction in force (the "RIF") among its salaried employees. This RIF began in the third quarter of 2001 and is expected to be fully implemented by the end of 2001. The net personnel reduction resulting from the early retirement plan and the RIF is expected to be approximately 150 employees. The Company currently expects to recognize a restructuring charge of approximately $4.5 million to $5.0 million in the fourth quarter of 2001 relating to the early retirement plan and the RIF. The annual savings expected to be realized by the early retirement plan and the RIF is approximately $7 million to $8 million.

Results of Operations

As a result of the sale of the Blanket Division, the results of operations of the Blanket Division have been accounted for as a discontinued operation. The results of operations for the three and nine months ended September 30, 2000 have been restated to reflect the Blanket Division as a discontinued operation.

Net Sales. Net sales were $271.4 million for the three months ended September
---------
29, 2001, a decrease of $59.0 million or 17.9% from the comparable three months ended September 30, 2000. Net sales for the nine months ended September 29, 2001 were $787.5 million, down $191.2 million or 19.5% from the comparable nine months ended September 30, 2000. Net sales for the Company's operating segments for each period are shown below (in thousands):

                          Three Months Ended               Nine Months Ended
                     September 29,   September 30,   September 29,   September 30,
                         2001            2000            2001             2000
                     -------------   -------------   -------------   -------------
Bed and Bath         $     197,736   $     237,540   $     584,951   $     738,859
Pillow and Pad              68,199          78,911         187,286         212,154
Other (a)                    5,460          13,940          15,218          27,665
                     -------------   -------------   -------------   -------------
Total                $     271,395   $     330,391   $     787,455   $     978,678
                     =============   =============   =============   =============

(a) Includes retail stores

Approximately $21 million and $86 million of the decreases in net sales for the three and nine months ended September 29, 2001, respectively, is attributable to the loss of a specific customer in August 2000, which affected the Company's two major divisions. In addition, the Company's license agreement with Ralph Lauren, which expired on June 30, 2001, contributed approximately $19 million to the sales decreases experienced in 2001. Excluding the impact of these decreases, net sales decreased 6.5% and 9.9%, respectively, for the three and nine months ended September 29, 2001, as compared to the corresponding 2000 periods. These decreases are due to a continued slow down in the US economy and increased competition from imports.

Gross Profit. In the three months ended September 29, 2001, gross profit was $12.4 million, a decrease of $17.9 million from $30.4 million for the comparable three months ended September 30, 2000. Gross profit for the nine months ended September 29, 2001 was $18.4 million, down $94.2 million from $112.6 million for the comparable nine months ended September 30, 2000. Gross profit (loss) by operating segment is as follows (in thousands):

                          Three Months Ended               Nine Months Ended
                     September 29,   September 30,   September 29,   September 30,
                         2001            2000            2001             2000
                     -------------   -------------   -------------   -------------
Bed and Bath         $      13,162   $      27,361   $      28,278   $     106,975
Pillow and Pad               6,747          10,560          21,111          35,872
Other (a)                   (7,476)         (7,539)        (30,967)        (30,220)
                     -------------   -------------   -------------   -------------
Total                $      12,433   $      30,382   $      18,422   $     112,627
                     =============   =============   =============   =============

(a) Includes retail stores and corporate charges

The decrease in gross profit in the three months ended September 29, 2001 from the comparable 2000 period is primarily due to the decline in sales volume, partially offset by reduced material costs. The decrease in gross profit in the nine months ended September 29, 2001 from the comparable 2000 period is attributable to the decline in sales volume, increased unabsorbed overhead costs (primarily occurring in the first half of 2001) due to inventory reduction initiatives and increased levels of customer deductions.

Selling, General, and Administrative ("SG&A"). SG&A expenses for the three
----------------------------------------------
months ended September 29, 2001, decreased $2.6 million to $21.3 million from $23.9 million for the comparable three months ended September 30, 2000. For the nine months ended September 29, 2001, SG&A expenses decreased $6.5 million to $65.9 million from $72.3 million for the comparable nine months ended September 30, 2000. These savings are primarily the result of management's continued focus on cost controls. The combined savings from these efforts in travel, salaries, and wages and general fees and services for SG&A for the nine months ended September 29, 2001 were approximately $7.7 million when compared to the nine months ended September 30, 2000, partially offset by an increase in advertising expense.

Restructuring Charge. During the second quarter of 2001, the Company incurred a
---------------------
net restructuring charge of $4.5 million associated with the closure of operations in Rocky Mount, North Carolina; Columbus, Georgia;

Kannapolis, North Carolina; and Phenix City, Alabama. The Company had incurred a restructuring charge of $2.0 million during the first quarter of 2001 related to the closure of the Company's facility in Hawkinsville, Georgia. The Company currently estimates that such closures will result in net annual cost savings of approximately $15.0 million to $20.0 million.

Impairment of Long-lived Assets. During the nine months ended September 29,
--------------------------------
2001, the Company recognized charges for impairment of long-lived assets of $23.2 million, consisting of a $20.1 million charge in the second quarter and $3.1 million in the third quarter. The charges include $21.7 million for real property and equipment at the facilities closed during 2001, $1.1 million for equipment at existing operating facilities, and $0.4 million related to revisions in the Company's estimates of the fair value of certain items included in assets held for sale.

Interest Expense. Interest expense decreased $12.7 million to $14.9 million for
-----------------
the three months ended September 29, 2001, compared to $27.7 million for the three months ended September 30, 2000. For the nine months ended September 29, 2001, interest expense decreased $31.2 million to $50.3 million from $81.5 million for the comparable nine months ended September 30, 2000. The primary reason for the decreases in interest expense result from the Company's filing of the Chapter 11 Cases, which enabled the Company to cease the payment and accrual of interest on all unsecured prepetition debt. The interest on such unsecured prepetition debt was approximately $8.6 million and $25.7 million, respectively, for the three and nine months ended September 29, 2001. In addition, the average interest rates have decreased in comparison to 2000. The average interest rate for the third quarter of 2001 was approximately 7.2%, compared to approximately 10.1% in the third quarter of 2000. The average interest rate for the nine months ended September 29, 2001 was approximately 8.4%, compared to approximately 9.9% in the comparable 2000 period.

Reorganization Items. Through the third quarter of 2001, the Company recognized
---------------------
$25.8 million of reorganization items associated with the Chapter 11 Cases. The charge consists of approximately $13.2 million of fees payable to professionals retained to assist with the Chapter 11 Cases, approximately $9.5 million for rejected contracts and leases, and approximately $4.3 million for a key employee retention program for the Company's management team and other key employees, offset by interest income of approximately $1.2 million.

Discontinued Operations. The loss from operations of the Blanket Division was
------------------------
$8.9 million and $1.3 million for the three months ended September 29, 2001 and September 30, 2000, respectively. The loss from operations of the Blanket Division was $16.2 million and $4.4 million for the nine months ended September 29, 2001 and September 30, 2000, respectively. The loss on disposal of the Blanket Division incurred in September 2001 was $3.3 million.

Liquidity and Capital Resources

DIP Financing Facility. On December 6, 2000, the Bankruptcy Court entered an
-----------------------
order (the "DIP Financing Order") authorizing the Debtors to enter into a $150.0 million debtor-in-possession financing facility including a $60.0 million letter of credit sub-facility (i.e., the "DIP Financing Facility") with Bank of America, N.A. as agent for a syndicate of financing institutions comprised of certain of the Company's prepetition senior secured lenders, and to grant first priority priming liens and mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. On March 6, 2001, the DIP Financing Facility was amended to, among other things, reduce the size of the facility to $125.0 million, including the $60.0 million letter of credit sub-facility. The Company obtained the reduction in the size of the DIP Financing Facility based upon its determination that, as a result of its improved liquidity position, it did not need as much availability as originally provided by the facility and its desire to reduce the amount of its monthly unused commitment fee.

On August 13, 2001, the Debtors and the lenders under the DIP Financing Facility entered into an amendment to the facility providing for, among other things, the
(a) modification and addition of certain reporting requirements, (b) modification of the financial covenant requiring maintenance of an asset coverage ratio, (c) elimination of the financial covenant requiring maintenance of a minimum operating cash flow, (d) addition of a financial covenant requiring maintenance of a minimum level EBITDA, and (e) elimination of a nine-month extension provision.

The Debtors and lenders under the DIP Financing Facility have entered into another amendment to the facility, dated as of November 14, 2001, providing for, among other things, (a) an extension of the termination date until June 30, 2002 (subject to earlier termination as described below), (b) a reduction in the size of the facility to $100.0 million, including a $60.0 million letter of credit sub-facility, (c) an increase in the interest rate and certain other fees on the facility, (d) modification of the financial covenants requiring the maintenance of an asset coverage ratio and a minimum level of EBITDA and limiting capital expenditures, and (e) an additional financial covenant limiting operational restructuring costs.

The amendment also requires the Company to (a) file on or prior to December 31, 2001 a feasible plan of reorganization and disclosure statement, substantially complete in form and substance, that complies with all applicable provisions of chapter 11 of the Bankruptcy Code and provides for the cash payment in full of all outstanding loans under the DIP Financing Facility, the replacement or liquidation of all letters of credit, and the cash payment of all administrative expenses, (b) obtain Bankruptcy Court approval of a disclosure statement on or prior to March 1, 2002, (c) obtain confirmation from the Bankruptcy Court of a plan of reorganization on or prior to May 15, 2002, and (d) cause a plan of reorganization to become effective on or prior to June 30, 2002. The effectiveness of the amendment is subject to, among other things, Bankruptcy Court approval. The Company has filed a motion to have the amendment approved at the Bankruptcy Court hearing scheduled for November 16, 2001. However, no assurance can be given that the amendment will be approved by the Bankruptcy Court. The amendment also, in effect, extends the currently scheduled termination date of the DIP Financing Facility by two days, from November 14, 2001 to November 16, 2001. If the Bankruptcy Court does not approve the amendment, the DIP Financing Facility will terminate on November 16, 2001.

The DIP Financing Facility, as amended as of November 14, 2001, will expire on the earliest to occur of (a) June 30, 2002, (b) the date on which the plan of reorganization becomes effective, (c) any material non-compliance with any of the terms of the DIP Financing Order, (d) any event of default that shall have occurred under the DIP Financing Facility, or (e) the consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court.

Amounts borrowed under the DIP Financing Facility, as amended as of November 14, 2001, bear interest at the option of the Company at the rate of London Interbank Offered Rate ("LIBOR") plus 4.00% or Bank of America's Base Rate (which is the higher of the Federal Funds Rate or Prime Rate plus, in either case, 0.50%) plus 1.50%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.75%, a letter of credit fee of 4.00%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility, as amended, will be secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities described below, a junior lien on certain plant and equipmdent that secure three of the industrial revenue bond facilities described below, and certain obligations to the Pension Benefit Guaranty Corporation, and a first priority lien on all post-petition real and personal assets of the Company. The documentation evidencing the DIP Financing Facility, as amended as of November 14, 2001, contains financial covenants requiring maintenance of an asset coverage ratio and a minimum level of EBITDA, as well as other covenants that limit, among other things, operational restructuring costs, indebtedness, liens, sales of assets, capital expenditures and investments, and prohibit dividend payments. The net proceeds of certain asset sales outside the ordinary course of business will reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business will be applied as a permanent reduction of the DIP Financing Facility.

As of September 29, 2001, the Company had $13.9 million in letters of credit outstanding under the DIP Financing Facility. No cash borrowings were outstanding on the DIP Financing Facility at September 29, 2001. Availability under the DIP Financing Facility is based upon the balances of eligible assets, reduced by outstanding debt and letters of credit. Availability under the DIP Financing Facility as of September 29, 2001 was approximately $48.8 million. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

Senior Debt Facilities. In December 1997, in connection with the Fieldcrest
-----------------------
Cannon acquisition, the Company entered into senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America, N.A. acts as the administrative and collateral agent. These facilities consisted of a $350.0 million revolving credit facility and a $250.0 million term loan facility. The term loan facility consisted of a $125.0 million Tranche A Term Loan and a $125.0 million Tranche B Term Loan. Effective July 28, 1998, the Company amended these facilities by increasing the Tranche B Term Loan to $225.0 million. The increase occurred in conjunction with the acquisition of Leshner, allowing the Company to fund the transaction and reduce borrowings under the revolving credit facility.

As of September 29, 2001, the Company had $10.4 million in letters of credit outstanding under the prepetition revolving credit facility. As these prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility.

As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various prepetition senior credit facilities for the three and nine months ended September 29, 2001 was 7.2% and 8.4%, respectively. The prepetition senior debt facilities expire on January 31, 2002.

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

As of September 29, 2001, $150.0 million of the $630.1 million of the senior debt facilities had become subject to treatment as postpetition debt rather than prepetition debt, as authorized by the DIP Financing Order.

Overline Facility. In May 1999, the Company entered into the $20.0 million
------------------
Overline Facility to obtain additional working capital availability. On July 27, 1999, the Overline Facility was amended to increase the amount of funds available to $35.0 million and to secure it with the same assets securing the senior debt facilities described above. The Overline Facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the Overline Facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The Overline Facility matures upon termination by the Company at any time or otherwise at the earliest of: (i) any increase in the commitment under the senior debt facilities described above, the issuance of any capital stock by the Company or its domestic subsidiaries, or other specified events, or (ii) January 31, 2002.

Pursuant to the DIP Financing Order, the Bankruptcy Court authorized the Company to make scheduled interest payments on the Overline Facility. Even though these payments are being made, the Company remains in default under the Overline Facility.

Senior Subordinated Debt. In connection with the Fieldcrest Cannon acquisition,
-------------------------
the Company issued $185.0 million aggregate principal amount of 9% Notes, with interest payable semiannually commencing June 15, 1998. The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below.

On November 12, 1996, the Company issued $125.0 million aggregate principal amount of 10% Notes, with interest payable semiannually commencing May 15, 1997. The 10% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 9% Notes.

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

Fieldcrest Cannon 6% Convertible Debentures. As a result of the Company's
--------------------------------------------
acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Debentures are convertible, at the option of the holders, into a combination of cash and Common Stock. As of September 29, 2001, approximately $85.2 million aggregate principal amount of the 6% Convertible Debentures remain outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, the resulting cash component of the conversion consideration would have been approximately $57.2 million.

Prior to the Petition Date, Fieldcrest Cannon issued certain non-interest bearing subordinated promissory notes, i.e., the Cash Claimant Notes, for the unpaid cash portion of the conversion consideration owed to certain holders of the 6% Convertible Debentures who had surrendered their debentures for conversion, but had not been paid the cash portion of the conversion consideration. As of September 29, 2001, the aggregate principal amount of the outstanding Cash Claimant Notes was $5.2 million.

The 6% Convertible Debentures and Cash Claimant Notes are general unsecured obligations of Fieldcrest Cannon. Fieldcrest Cannon is in default under the indenture governing the 6% Convertible Debentures and the Cash Claimant Notes. No principal or interest payment has been or will be made on the 6% Convertible Debentures or Cash Claimant Notes during the pendency of the Chapter 11 Cases.

Industrial Revenue Bonds. The Company has obligations in respect of four
-------------------------
industrial revenue bond facilities. Three of the IRB Facilities are secured by liens on specified plants and equipment and one is secured by a letter of credit issued under the senior debt facilities described above. As of September 29, 2001, $13.4 million of bonds in the aggregate were outstanding under the IRB Facilities.

On February 6, 2001, the Bankruptcy Court authorized the Company to make scheduled principal and interest payments on the IRB Facilities. Even though these payments are being made, the Company remains in default of its obligations under each of the IRB Facilities.

Adequacy of Capital Resources. As discussed above, the Debtors are operating
------------------------------
their businesses as debtors-in-possession under chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, the Company anticipates that it will continue to incur significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs at this time. However, based on current and anticipated levels of operations and efforts to reduce inventories and accounts receivable and assuming that the amendment to the DIP Financing Facility described above is approved by the Bankruptcy Court, the Company anticipates that its cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. In the event that cash flows and available borrowings under the DIP Financing Facility are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, the Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of its capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 Cases.

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

Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors of approximately $482.0 million as of September 29, 2001, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine what the ultimate liability will be for all contracts and leases approved by the Bankruptcy Court for rejection, but the estimated prepetition liability for those the Bankruptcy Court has already approved is approximately $14.4 million. The Company may be required to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

New Accounting Standards

In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) issued EITF No. 00-14, "Accounting for Certain Sales Incentives" (EITF No. 00-14). EITF No. 00-14 addresses the recognition, measurement and income statement classification for certain types of sales incentives offered by vendors to their customers. The Company is required to adopt the provisions of EITF No. 00-14 at the beginning of fiscal 2002, which commences December 30, 2001. The Company is currently analyzing the impact of adopting EITF No. 00-14 on its financial position and results of operations.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10.1 Third Amendment to Post-Petition Credit Agreement dated as of August 13, 2001, among Pillowtex Corporation and certain of its subsidiaries, certain Lenders named therein, and Bank of America, N.A., as Administrative Agent

        (b)  Reports on Form 8-K

             The following reports on Form 8-K were filed by the Company during the quarter ended September 29, 2001:

                   Current Report on Form 8-K dated as of August 23, 2001 and filed August 27, 2001, reporting information under "Item 5. Other Events" regarding the sale of the Blanket Division.

                   Current Report on Form 8-K dated as of September 6, 2001 and filed September 13, 2001, reporting information under "Item
                   2. Acquisition or Disposition of Assets" regarding the sale of the Blanket Division.

____________

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 12, 2001                 PILLOWTEX CORPORATION
                                        (Registrant)


                                        /s/ Michael R. Harmon
                                        -------------------------------------
                                        Michael R. Harmon
                                        Executive Vice President and
                                        Chief Financial Officer