Form 10-K
period 2001-12-31
PILLOWTEX CORP
filed 2002-03-28
CIK 896265

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                   For the fiscal year ended December 29, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the Transition Period from ____ to ______

                         Commission File Number 1-11756

                              PILLOWTEX CORPORATION
             (Exact name of registrant as specified in its charter)

           Texas                                                 75-2147728
  (State of Incorporation)                                   (I.R.S. Employer
                                                             Identification No.)

 One Lake Circle Drive, Kannapolis, North Carolina                 28081
     (Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (704) 939-2000

                                ----------------

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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2002 was $226,782.

As of March 20, 2002, Registrant had 14,250,892 shares of Common Stock outstanding.

                               ------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
None.
================================================================================

Unless the context otherwise requires, references to "Pillowtex" or the "Company" include Pillowtex Corporation and its subsidiaries.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include statements identified by the use of the words "will," "would," "could," "should," "anticipates," "believes," "expects," "estimates," "intends," or similar expressions and other statements that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. Factors which could cause the Company's actual results in future periods to differ materially from those expressed in or implied by such statements include, but are not limited to, the following:

      . If the Company is unable to obtain confirmation of a plan of reorganization and emerge from bankruptcy protection prior to the scheduled termination of its current debtor-in-possession financing facility on June 30, 2002, no assurance can be given that the Company will have access to sufficient cash to fund its operations following such a date.

      . Actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Company's bankruptcy proceedings.

      . The Bankruptcy Court may not confirm the Company's plan of reorganization, as proposed.

      . The plan of reorganization proposed by the Company, even if confirmed by the Bankruptcy Court, may not be viable.

      . The Company's senior management may be required to expend a substantial amount of time and effort in connection with the reorganization process, which could have a disruptive impact on management's ability to focus on the operation of the Company's business.

      . The Company may not be able to obtain sufficient financing to meet future obligations.

      . The Company's access to capital markets will likely be limited for the foreseeable future.

      . Although the Company has not experienced such problems to date, the Company could have difficulty in attracting and retaining customers, top management, and other key personnel and labor as a result of its bankruptcy proceedings or other factors.

      . The Company may have difficulty in maintaining existing or creating new relationships with suppliers or vendors as a result of its pending bankruptcy proceedings; suppliers to the Company may stop providing supplies or services to the Company or provide such supplies or services only on "cash on delivery," "cash on order," or other terms that could have an adverse impact on the Company's cash flow.

      .     The Company faces significant competitive pressures.

      . The price and availability of certain raw materials used by the Company are subject to rapid and significant change.

      . The Company may be affected by changes in general retail industry conditions.

      . The Company's success may depend in part on the goodwill associated with and protection of the brand names owned by the Company.

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

      Pillowtex, through its operating subsidiaries, manufactures and markets its products utilizing established and well-recognized Pillowtex-owned brand names. In addition, through licensing agreements, Pillowtex currently has rights to manufacture and market bedding products under other well-known brand names. The Company also manufactures products for customers under their own brand names.

      Pillowtex's diverse portfolio of top brand names allows it to differentiate Pillowtex's products from those of its competitors. Pillowtex also provides distinct brand names for different channels of retail distribution and for different price points.

      Pillowtex is organized into two major operating divisions: Bed and Bath Division and Pillow and Pad Division. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, towels, bath rugs, and kitchen textile products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads. See note 18 of the notes to the Company's consolidated financial statements included elsewhere in this Annual Report for financial information regarding segments.

Proceedings Under Chapter 11 of the Bankruptcy Code

      On November 14, 2000 (the "Petition Date"), Pillowtex and substantially all of its domestic subsidiaries (collectively, the "Debtors"), including Fieldcrest Cannon, Inc. ("Fieldcrest Cannon"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes.

      The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved the Bankruptcy Court for rejection. During 2001, the Company accrued $15.8 million for the estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection. Approximately $10.3 million of the prepetition liability relating to the rejected contracts and leases have been reflected as reorganization items, and the remaining $5.5 million has been included in the loss from discontinued operations in the accompanying consolidated statement of operations for 2001. The Company expects to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

      The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code.

     On December 28, 2001, the Debtors filed with the Bankruptcy Court a Joint Plan of Reorganization and related Disclosure Statement. On February 26, 2002, the Debtors filed with the Bankruptcy Court a First Amended Joint Plan of Reorganization and related Disclosure Statement. On March 1, 2002, the Debtors filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization and related Disclosure Statement. On March 11, 2002, the Debtors filed with the Bankruptcy Court a revised version of the Second Amended Joint Plan of Reorganization (as so revised, the "Plan") and related Disclosure Statement (as so revised, the "Disclosure Statement") incorporating certain nonmaterial clarifications and modifications to reflect, among other things, events occurring subsequent to March 1, 2002.

      The primary objectives of the Plan are to: (a) alter the Debtors' debt and equity structures to permit the Debtors to emerge from the Chapter 11 Cases with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise, or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors, and equity holders. The Plan provides for, among other things:

      . the cancellation of certain indebtedness in exchange for cash, common stock in reorganized Pillowtex (the "New Common Stock"), and/or warrants to purchase shares of New Common Stock ("New Warrants");

      . the cancellation of "Designated Post-Petition Loans" (as such term is defined in the Plan) having an aggregate principal amount of $150 million in exchange for the issuance by reorganized Pillowtex of $150 million aggregate principal amount of notes under a new secured term loan (the "Exit Term Loan");

      . the cancellation without consideration of Pillowtex's common stock and preferred stock that was issued and outstanding immediately prior to the Petition Date;

      . the assumption, assumption and assignment, or rejection of executory contracts or unexpired leases to which any Debtor is a party;

      . the reinstatement of approximately $11.4 million principal amount of industrial revenue bonds;

      .     the selection of boards of directors of the reorganized Debtors;

      . the merger of Pillowtex with and into a new Delaware corporation, with the new Delaware corporation as the surviving corporation; and

      . the corporate restructuring of certain of Pillowtex's subsidiaries to simplify the Company's corporate structure.

For a more detailed discussion of the Plan, reference is hereby made to the Disclosure Statement and the Plan itself, copies of which are filed as exhibits to the Company's Current Report on Form 8-K dated March 11, 2002 and are also available on the Company's website at www.pillowtex.com.
                                      -----------------

      Under the terms of the Plan, there are significant conditions precedent to both the confirmation of the Plan by the Bankruptcy Court and the subsequent effectiveness of the Plan. Conditions to the confirmation of the Plan include, among others, the receipt by the Debtors of a commitment for a revolving credit facility (the "Exit Financing Revolver Facility") on terms and conditions satisfactory to the Debtors and the unanimous consent of the holders of Designated Post-Petition Loans to the treatment thereof under the Plan as described in the immediately preceding paragraph. Conditions to the effectiveness of the Plan include, among others, the execution and delivery of the documentation effectuating the Exit Financing Revolver Facility and the execution and delivery of the documentation effectuating the Exit Term Loan. There can be no assurance that these conditions will be satisfied.

      It is presently anticipated that (a) the Exit Financing Revolver Facility will be a senior asset-based revolving credit facility in the amount of $200 million, including a $60 million letter of credit sub-facility, secured by a first priority lien on the accounts receivable, inventory, and trademarks of the reorganized Debtors and a second priority lien on the primary collateral that secures the Exit Term Loan and (b) the Exit Term Loan will be a $150 million senior five-year term loan secured by a first priority lien on certain real estate, plant, and equipment and a second priority lien on the primary collateral that secures that Exit Financing Revolver Facility. The principal amount of the Exit Term Loan may be immediately reduced utilizing borrowings under the Exit Financing Revolver Facility depending on borrowing base availability thereunder.

     The Bankruptcy Court has entered an order approving the Disclosure Statement as containing "adequate information" for creditors of the Debtors in accordance with section 1125 of the Bankruptcy Code. The Boards of Directors of Pillowtex and each of the other Debtors, as well as the Official Committee of Unsecured Creditors, believe that the Plan is in the best interests of the Company's creditors.

      On or about March 11, 2002, the Debtors commenced delivery of copies of the Plan and Disclosure Statement to parties in interest as required pursuant to the Bankruptcy Code. The Debtors have until 4:00 p.m., Eastern Time, on April 19, 2002 (the "Voting Deadline") to solicit acceptance of the Plan. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the Plan. The Bankruptcy Court has scheduled a confirmation hearing for the Plan on May 1, 2002 at 4:30 p.m., Eastern Time. There can be no assurance that the Plan will receive the requisite acceptance by creditors or that the Bankruptcy Court will confirm the Plan. To confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (a) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (b) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (c) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made.

      As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock will receive no value for their interests under the Plan.

      The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. These "exclusive periods" may be extended for "cause." As a result of several extensions, the Debtors have the exclusive right until May 15, 2002 to solicit acceptance of the Plan. Unless such period is again extended by the Bankruptcy Court, if the Debtors fail to obtain acceptance of the Plan from the requisite impaired classes of creditors by May 15, 2002, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

      Since the Petition Date, the Debtors have conducted business in the ordinary course. During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are continuing to review their operations and to identify assets for disposition. On September 6, 2001, the Company sold the majority of the inventory and fixed assets associated with its Blanket Division (see note 5 of the notes to the Company's consolidated financial statements included elsewhere in this Annual Report).

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

Business Plan and Strategy

      The Company has developed a business plan and strategy with a view toward maintaining and improving the Company's position in the highly competitive home textile marketplace. The Company's business plan centers around four broad initiatives: branding and marketing; capacity rationalization; strategic sourcing; and total quality management.

      Branding and Marketing

      The Company intends to develop and creatively market its strong portfolio of brands, including Cannon(R), Fieldcrest(R), Royal Velvet(R), and Charisma(R). The Company has already begun to change the focus of its business from that of a manufacturer of home textiles to a marketer of its own brands. Historically, brand development has been weak within the home textile industry leaving the domestic producers with a lack of influence in the retail market. As retailers continue to look for more product value and an increasing level of services, brands are expected to play a more important role in building and retaining loyalty and in providing the consumer with a level of assurance of reliability and quality. As a consequence, the Company will focus on developing more intimate relationships with both retailers and consumers with respect to marketing, product development, and customer service. Management believes that in so doing it can improve the profitability and economic returns on the Company's established brand names and its business as a whole.

      Capacity Rationalization

      The Company continuously reviews its manufacturing capacities to determine whether individual plants, processes, or facilities can be maintained on a profitable basis given prevailing market dynamics. In addition to the steps already taken by the Company during fiscal years 2000 and 2001, the Company's business strategy will incorporate further rationalization of manufacturing capacity to (a) concentrate production on higher margin products, (b) eliminate uneconomic facilities, and (c) continue to provide quality service to its entire domestic customer base. In connection with this strategy, the Company continues to examine the economics behind its historic involvement in all aspects of the manufacturing supply chain and has already begun to outsource certain components of its operations. Through outsourcing of cost disadvantaged processes, the Company will focus its manufacturing operations on its core competencies, which are (i) weaving and finishing of higher margin sheeting and towel product lines and (ii) the pillow and pad businesses.

      Strategic Sourcing

      The Company's business strategy is based on establishing long-term partnerships with a select number of overseas textile suppliers, initially to support the domestic markets and subsequently to extend the relationships to international markets under the umbrella of the Company's portfolio of brands. By combining its manufacturing expertise, market reach, and reputation with low cost overseas manufacturing capabilities, management believes it will be able to supply the domestic market while further improving the Company's overall profitability. These potential partners, some of whom have already been identified, will serve as an extension of the Company's United States-based facilities, employing production and technical expertise transferred from the Company and utilizing the capabilities of the Company's information technology to maintain the highest quality customer service standards. See "Risk Factors -- Relationships with Suppliers and Vendors" for a description of the risks that may affect the implementation of this initiative.

      Total Quality Management

      The Company is introducing the concept of "total quality management" to each and every business process. This concept requires a commitment to excellence by all personnel within the organization, with customers, both internal and external, becoming the core focus of all employees. Customers define quality, which the Company believes to be a key ingredient to success. As a consequence, every aspect of the Company's business will be viewed from the customers' perspective. This initiative supports the Company's drive for operational excellence but is also designed to enable it to operate as a single entity with all employees focused on exceeding each customer's expectations and on becoming the undisputed leader in customer service.

Products

      General

      Pillowtex has expanded beyond its traditional pillow operations largely through strategic acquisitions, including the 1997 acquisition of Fieldcrest Cannon and the 1998 acquisition of The Leshner Corporation ("Leshner"). As a result of all these acquisitions, Pillowtex's extensive product offerings now include a full line of utility and fashion bedding and complementary bedroom textile products, as well as a full line of bathroom and kitchen textile products. As indicated above, Pillowtex sold its blanket business in September 2001.

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

      Kitchen Products. Pillowtex is a leading manufacturer and marketer of kitchen textile products in North America. Pillowtex's kitchen products include terry towels, terry dish cloths, waffle weave and flat woven dish cloths, bar mops, utility cloths, pot holders, and oven mitts. A variety of constructions include yarn-dye checks, stripes, and plaids coordinating with piece-dye solids, as well as printed fashion motifs. Fabricated pot holders, oven mitts, and other coordinating accessories accompany most of Pillowtex's kitchen ensembles.

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

      Pillowtex's top ten customers accounted for approximately 72% of its total net sales in 2001. Wal-Mart Stores, Inc. and its affiliated entity, Sam's Club stores, accounted for approximately 25% and 6%, respectively, of Pillowtex's total net sales in 2001. No other customer accounted for 10% or more of Pillowtex's total net sales in 2001. Consistent with industry practice, Pillowtex does not operate under long-term written supply contracts with its customers. See "- Risk Factors - Risk of Loss of Material Customers" below.

      Pillowtex segments its portfolio of brand names by distribution channel to solidify the perceived value of such brands and maintain their integrity. Royal Velvet(R), Charisma(R), Fieldcrest(R), and Royal Family(R) brand name bed and bath products are distributed primarily through leading department stores, specialty home furnishing stores, and catalog merchants. Cannon(R) brand name bed and bath products are distributed across a wide variety of distribution channels, while St. Mary's(R) brand name bed and bath products are distributed primarily through mass merchants. Pillowtex's Royal Velvet(R), Charisma(R), and Cannon(R) brand names receive national consumer advertising. Pillowtex sells private brands primarily through large chain stores. It also sells a smaller amount of unbranded products to institutional and government customers.

      Pillowtex's current international business is concentrated in Canada. However, Pillowtex also sells its products in other foreign markets, including Asia, Australia, Europe, Mexico, and South America. Sales outside the United States accounted for approximately 2% of total sales in 2001, 5% in 2000 and 6% in 1999. During each of the last three years, less than 5% of the Pillowtex's assets have been located outside the United States.

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

      Pillowtex's electronic data interchange system ("EDI") allows customers to place, and Pillowtex to fill, track, and bill, orders by computer. This system enables Pillowtex to ship products on a "quick response" basis.

      Pillowtex sells products under its Charisma(R) brand name over the Internet at www.charismahome.com and under its Royal Velvet(R) brand name over
            --------------------
the Internet at www.royalvelvet.com. In addition, Pillowtex operates an online
                -------------------
outlet store at www.cannonoutlet.com.
                --------------------

Trademarks And License Agreements

      Pillowtex manufactures and markets products:

      .     under its proprietary Pillowtex-owned trademarks and trade names;

      .     under some licensed trademarks and trade names; and

      .     under customer-owned private labels.

      Pillowtex regards its trademarks and trade names as valuable assets and vigorously protects them against infringement. See "- Risk Factors - Dependence on Specific Brand Names" below. Pillowtex uses trademarks, trade names, and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

      From time to time, Pillowtex enters into license agreements with third parties for the use of third party trademarks and trade names on products manufactured by Pillowtex. These licenses generally require the payment of royalties based on net sales. Pillowtex currently holds a sublicense from Revman Industries Inc. to manufacture and sell certain Pillowtex products under the Tommy Hilfiger trademark in the United States, Canada, and Mexico. Pillowtex's sublicense with Revman Industries Inc. expires on December 31, 2003, subject to extension of up to four additional years as provided in the sublicense.

      Pillowtex manufactures products for some customers under the customer's private labels. Products manufactured under customer-owned private labels are marketed by the customer.

      Pillowtex occasionally identifies product lines for which it is more advantageous for Pillowtex to license third parties to use its brand names for use in the manufacture and sale of these products. These license agreements require third parties to pay royalties to Pillowtex based upon product sales and generally require payments of minimum annual royalties. In January 1998, Pillowtex entered into a license agreement with Ex-Cell Home Fashions, Inc. whereby Pillowtex granted Ex-Cell an exclusive license to manufacture, sell, and distribute shower curtains and bath accessories under some of Pillowtex's trademarks and trade names. In January 1999, Pillowtex entered into a license agreement with Bardwil Industries, Inc. under which Pillowtex granted Bardwil an exclusive license to manufacture, sell, and distribute tablecloths and other table-top accessories under some of Pillowtex's trademarks and trade names. In September 2001, in connection with the sale of assets associated with its Blanket Division, Pillowtex entered into a license agreement with the purchaser of those assets under which Pillowtex granted the purchaser an exclusive license to manufacture, sell, and distribute blankets under some of Pillowtex's trademark and trade names.

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

      In addition, Pillowtex operates 28 retail outlet stores that sell certain of Pillowtex's products directly to customers. These stores sell both first quality merchandise and seconds or "off-goods" at competitive retail prices.

      Bed, Bath, and Other Textile Products

      Sheets and Other Fashion Bedding. Pillowtex produces bed sheet products at its facilities in Kannapolis, China Grove, and Concord, North Carolina, and Union, South Carolina. These facilities provide a full range of Pillowtex's sheet products for substantially all channels of distribution. Pillowtex spins cotton and synthetic fibers into yarn and weaves the yarn into greige cloth for finishing, dyeing, cutting, and sewing. Pillowtex produces synthetic fill comforters and other decorative bedding products, such as pillow shams and decorative pillows, at its Eden, North Carolina facility. The product is later packaged for shipment to retail customers.

      Towels. Pillowtex produces bath towels at its facilities in Alabama, Georgia, North Carolina, and Virginia. Cotton and synthetic fibers are spun into yarns, and then woven into fabric or greige cloth. The fabric is then finished, dyed, cut, and sewn into finished towel products. Pillowtex's Fieldale, Virginia facility generally produces the higher quality products for department and specialty stores. The Columbus, Georgia and Phenix City, Alabama facilities generally support Pillowtex's mass merchant business. The Kannapolis, North Carolina facility produces both types of products and, as a result, supports both distribution channels. On March 1, 2002, Pillowtex announced the closing of the towel finishing operations at its Phenix City, Alabama and Columbus, Georgia facilities. The towel warping departments in Columbus, Georgia will be moved to an existing weaving facility in Phenix City, Alabama, which will continue to operate. The closings, which are anticipated to be completed by June 1, 2002, will eliminate the jobs of approximately 980 employees. The majority of the lost production at the Phenix City finishing plant will be replaced by increased production at Pillowtex's towel finishing operation in Kannapolis, North Carolina, where approximately 200 employees are expected to be hired.

      Bath Rugs. Pillowtex produces bath rugs at its Scottsboro, Alabama facility. Pillowtex punches tufted yarn into fabric and cuts it to a uniform height. Pillowtex then applies a latex coating to the underside of the fabric to hold the fibers. Finally, the product is dyed, cut, and finished.

      Kitchen Products. Pillowtex manufactures its kitchen textile products at its facilities in Phenix City, Alabama and Kannapolis, North Carolina.

      Other Bedroom Textiles. Pillowtex manufactures other complementary bedroom textile products, such as featherbeds, pillow protectors, decorative pillows, and window treatments, at one or more of the facilities described above.

      Pillows and Pads

      Bed Pillows. Pillowtex's facility in Dallas, Texas is one of the largest feather and down processing facilities in North America. State-of-the-art computerized washing and sorting equipment process feather and down. Pillowtex later sorts these products into a variety of mixtures and grades used in manufacturing natural fill pillows and comforters. Pillowtex ships raw materials, along with imported products, to its regional facilities for final assembly and distribution to customers.

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

      Pillowtex will be closing its automated sewing facility in Dallas, Texas and consolidating the facility's operations into its other pillow and pad facilities. The closing is anticipated to be completed by May 31, 2002 and will eliminate the jobs of approximately 97 employees.

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

      .     yarn; and

      .     cotton and polyester-cotton blend fabrics.

      A wide variety of sources offer these materials, and Pillowtex currently expects no significant shortage of these materials. Management believes that its relationships with its suppliers are generally good, notwithstanding the Chapter 11 Cases. See "- Risk Factors - Dependence on Specific Raw Materials" below.

      Cotton

      Domestic cotton merchants are Pillowtex's primary source of cotton. Pillowtex uses significant quantities of cotton. To reduce the effect of potential price fluctuations in cotton prices, Pillowtex makes commitments for a portion of its anticipated future purchases of cotton. At December 29, 2001, the Company had $43.1 million in outstanding commitments for the future purchases of cotton, pursuant, in part, to contracts that have been accepted in connection with the Chapter 11 Cases. The contracts governing the commitments meet the normal purchases or normal sales exclusion provided for in derivative accounting and as such, the contracts are not accounted for as derivative instruments.

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

      Yarn

      Pillowtex uses significant quantities of yarn in its operations, some of which is produced internally and some of which is purchased from third party suppliers. To reduce the effect of potential fluctuations in price and to ensure a timely supply of quality product, Pillowtex makes commitments for a portion of its anticipated future purchases of yarn. In this regard, Pillowtex has entered into a long-term supply contact with Parkdale America, LLC, one of the nation's largest yarn suppliers.

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

Competition

     Pillowtex participates in a highly competitive industry. It competes with a number of established manufacturers, importers, and distributors of home textile furnishings, some of which have greater financial resources than does the Company. Pillowtex competes on the basis of quality, brand names, service, and price.

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

Backlog

      A number of factors affect the amount of Pillowtex's backlog orders at any particular time. These factors include seasonality and scheduling of the manufacturing and shipment of products. In general, Pillowtex's EDI and "quick response" capabilities have resulted in shortened lead times between submission of purchase orders and delivery and have lowered the level of backlog orders. Consequently, Pillowtex believes that the amount of its backlog is not an appropriate indicator of levels of future sales.

Employees

      As of March 1, 2002, Pillowtex had approximately 9,200 employees.

      As of March 1, 2002, Pillowtex Corporation and/or certain of its subsidiaries had entered into the following collective bargaining agreements:

                                                                                                   Approximate
                                                                                                    Number of
                                                                                                    Bargaining
                                                                                                       Unit
                     Union                                  Location Covered         Expiration      Employees
                     -----                                  ----------------         ----------      ---------
Workers Union of Needletrades, Industrial and Textile     Phenix City, Alabama;        02/01/03        6,244
Workers                                                   Columbus, Georgia;
                                                          Concord, North Carolina;
                                                          Eden, North Carolina;
                                                          Kannapolis, North
                                                          Carolina;
                                                          China Grove, North
                                                          Carolina;
                                                          Salisbury, North
                                                          Carolina;
                                                          and Fieldale, Virginia
Union of Needletrades, Industrial and Textile Workers     Macon, Georgia               02/01/03          333
Union of Needletrades, Industrial and Textile Workers     Toronto, Ontario, Canada     08/31/03           68
Union of Needletrades, Industrial and Textile Workers     Scottsboro, Alabama          01/22/04          230
United Auto Workers                                       Tunica, Mississippi          07/31/03          316
Warehouse, Mail Order, Office, Technical                  Chicago, Illinois            01/31/03          161
    and Professional Employees (Teamsters)

      As of March 1, 2002, approximately 54% of Pillowtex's employees had chosen to have union dues deducted from their paychecks.

      Pillowtex believes that generally it has good relationships with both its union and non-union employees.

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

      Pillowtex Faces Significant Challenges In Connection With Its Bankruptcy Reorganization

      On November 14, 2000, Pillowtex Corporation and substantially all of its domestic subsidiaries, including Fieldcrest Cannon, filed voluntary petitions for reorganization under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered for procedural purposes. Since the Petition Date, the Debtors have been operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

      As described above, the Debtors have filed the Plan with the Bankruptcy Court, and the Disclosure Statement has been sent to creditors to solicit acceptance of the Plan. Following such solicitation, the Bankruptcy Court will consider whether to confirm the plan. There can be no assurance that the Plan will receive the requisite acceptance by creditors, that the conditions to confirmation set forth in the Plan will be satisfied, that the Bankruptcy Court will confirm the Plan, or that the conditions to effectiveness set forth in the Plan will be satisfied. Moreover, even if the Plan receives the requisite acceptance by creditors, is confirmed by the Bankruptcy Court, and does become effective, there can be no assurance that reorganized Pillowtex will be able to successfully implement the business plan and strategy on which the Plan is based.

      In addition, due to the terms of the Plan and the nature of the reorganization process, actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of the Plan or another plan of reorganization in connection with the Chapter 11 Cases. Accordingly, Pillowtex can provide no assurance as to whether or when the Plan or another plan of reorganization may be confirmed in the Chapter 11 Cases.

      Pillowtex's Financial Statements Assume It Will Continue As A "Going Concern" Even Though There Is Substantial Doubt In This Regard

      Pillowtex's consolidated financial statements included elsewhere in this Annual Report have been prepared assuming Pillowtex will continue as a "going concern." Because of the Chapter 11 Cases and the circumstances leading to the filing thereof, there is substantial doubt about Pillowtex's ability to continue as a "going concern." The continuation of the Company as a "going concern" is dependent upon, among other things, Pillowtex's ability to obtain confirmation of the Plan or another plan of reorganization, Pillowtex's ability to comply with the terms of its debtor-in-possession financing facility (the "DIP Financing Facility"), and Pillowtex's ability to generate sufficient cash from operations and financing arrangements to meet its obligations. If the "going concern" basis was not appropriate for Pillowtex's consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

      In addition, the amounts reported in the consolidated financial statements included elsewhere in this Annual Report do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of the Plan or another plan of reorganization. Adjustments necessitated by the Plan or another plan of reorganization could materially change the amounts reported in the consolidated financial statements included elsewhere in this Annual Report. For information regarding potential adjustments that would be necessitated by the Plan, reference is made to the Disclosure Statement, a copy of which is filed as an exhibit to the Company's Current Report on Form 8-K dated March 11, 2002.

      Pillowtex Faces Uncertainty Regarding The Adequacy Of Its Capital Resources And Has Limited Access To Additional Financing

      In addition to the cash requirements necessary to fund ongoing operations, Pillowtex has incurred, and will continue to incur, significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. However, based on current and anticipated levels of operations and continued efforts to reduce inventories, and assuming consummation of the Plan on or prior to June 30, 2002, Pillowtex's management believes that Pillowtex's cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. The DIP Financing Facility is currently scheduled to terminate on June 30, 2002, and accordingly, if the Plan is not consummated in accordance with its terms on or prior to such date, Pillowtex would be required to obtain a further extension of the DIP Financing Facility or alternative financing. Pillowtex can provide no assurance that such an extension would be granted or that alternative financing would be available on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, Pillowtex's access to alternative financing in such a scenario would be very limited. Furthermore, in the event that cash flows, together with available borrowings under the DIP Financing Facility or alternative financing arrangements, are not sufficient to meet the Company's cash requirements, Pillowtex may be required to reduce planned capital expenditures; however, Pillowtex can provide no assurance that such reductions would be sufficient to cover any cash shortfalls. Management of the Debtors believes that, assuming consummation of the Plan in accordance with its terms and achievement of the Debtors' business plan and strategy, reorganized Pillowtex will have sufficient liquidity for the reasonably foreseeable future to service post-reorganization indebtedness and conduct its business as contemplated by the Debtors' business plan and strategy.

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

      In addition, the DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), as well as other covenants that limit, among other things, indebtedness, liens, sales of assets, capital expenditures, and investments and prohibit, among other things, dividend payments. The DIP Financing Facility provides that the net proceeds of certain asset sales outside the ordinary course of business will be applied to reduce prepetition indebtedness under Pillowtex's senior secured credit facilities and that the net proceeds of other asset sales outside the ordinary course of business will be applied as a reduction of the DIP Financing Facility.

      Moreover, assuming consummation of the Plan in accordance with its terms, the Exit Financing Revolver Facility and the Exit Term Loan will contain covenants imposing operating and financial restrictions on the reorganized Debtors, requiring asset sale proceeds and excess cash flow to be utilized to prepay such indebtedness and restricting the ability of reorganized Pillowtex to pay dividends.

      As a result of the restrictions described above, the ability of Pillowtex or reorganized Pillowtex to respond to changing business and economic conditions may be significantly restricted, and Pillowtex or reorganized Pillowtex may be prevented from engaging in transactions that might otherwise be considered beneficial.

      Holders Of Pillowtex's Capital Stock To Receive No Value Under Plan

      As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions of the Bankruptcy Code described above, the Plan provides that Pillowtex's presently outstanding capital stock will be cancelled without consideration. Accordingly, the holders of Pillowtex's capital stock will receive no value for their interests under the Plan. Potential investors in Pillowtex's presently outstanding capital stock should consider the proposed treatment of Pillowtex's capital stock under the Plan prior to making any investment decision with respect to such capital stock.

      Dependence On Specific Raw Materials

      Cotton is the primary raw material used in Pillowtex's business. Cotton is an agricultural product and, as a result, its availability is subject to weather conditions and other factors affecting agricultural markets. Historically, there have been periods of rapid and significant movement in the price of cotton both upward and downward. Other raw materials on which Pillowtex is dependent include the raw feathers and down that it uses to produce natural fill pillows and down comforters. China is currently Pillowtex's primary source of raw feather and down. See "-- Dependence on Supply Sources in China."

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

      Relationships with Suppliers and Vendors

      Pillowtex may have difficulty in maintaining existing or creating new relationships with suppliers or vendors as a result of the Chapter 11 Cases. In the event that the DIP Financing Facility was to terminate and, at the time of such termination, alternative financing was not available, Pillowtex's suppliers and vendors might stop providing supplies or services to Pillowtex or provide such supplies or services only on "cash on delivery," "cash on order," or other terms that could have an adverse impact on Pillowtex's short-term cash flow. In addition, Pillowtex's business plan and strategy centers around, among other initiatives, strategic sourcing. There can be no assurance that Pillowtex or reorganized Pillowtex will be able to successfully implement the strategic sourcing initiative included in the business plan and strategy.

     Dependence on Supply Sources in China

      In fiscal year 2001, based on cost, approximately 85% of the raw feathers and down that Pillowtex used to produce natural fill pillows and down comforters was imported from China. Pillowtex's relationships with its suppliers in China could be disrupted or adversely affected due to a number of factors, including governmental regulation, fluctuation in exchange rates, and changes in economic and political conditions in China. If Pillowtex's supply sources in China were disrupted for any reason, Pillowtex believes, based on existing market conditions, that it could establish alternative supply relationships. However, because establishing these relationships involves numerous uncertainties relating to delivery requirements, price, payment terms, quality control, and other matters, Pillowtex is unable to predict whether such relationships would be on equally satisfactory terms.

      Adverse Retail Industry Conditions

      Pillowtex sells its products to a number of major retailers that have experienced financial difficulties during past years. Some of these retailers have previously sought protection under the Bankruptcy Code. In addition, some of Pillowtex's current retail customers may seek protection under the Bankruptcy Code or state insolvency laws in the future. As a result of these financial difficulties and bankruptcy and insolvency proceedings, Pillowtex may be unable to collect some or all amounts owed by these retail customers. In addition, all or part of the operations of a retail customer that seeks bankruptcy or other debtor protection may be discontinued, or sales of Pillowtex's products to the customer may be curtailed or terminated as a result of bankruptcy or insolvency proceedings. There can be no assurance that Pillowtex or reorganized Pillowtex will not be adversely affected by retail industry conditions.

      Dependence On Specific Brand Names

      In fiscal year 2001, sales of products bearing Pillowtex's principal proprietary brand names of Royal Velvet(R), Cannon(R), Charisma(R), Royal Velvet Big & Soft(R), Fieldcrest(R), Royal Family(R), Caldwell(R), and St. Mary's(R) made up a substantial portion of its net sales. Accordingly, the future success of Pillowtex and reorganized Pillowtex may depend in part upon the goodwill associated with these brand names.

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

      Risk Of Loss Of Material Customers

      In fiscal year 2001, Pillowtex's top ten customers accounted for approximately 72% of its total net sales. Net sales to Wal-Mart Stores, Inc. ("Wal-Mart") and its affiliated entity, Sam's Club stores, accounted for approximately 25% and 6%, respectively, of its total net sales. Other than Wal-Mart, no customer accounted for 10% or more of the Company's total net sales during this period. Consistent with industry practice, Pillowtex does not operate under a long-term written supply contract with Wal-Mart or any of its other customers. The loss of Wal-Mart or another large customer could have a materially adverse effect on the business, financial condition, results of operations, or prospects of Pillowtex and reorganized Pillowtex.

      Labor Relations

      As of March 1, 2002, Pillowtex had approximately 9,200 employees. As of that date, approximately 75% of Pillowtex's employees were in areas covered by collective bargaining agreements, and approximately 54% of those employees had chosen to have union dues deducted from their pay checks.

      Since 1991, the Union of Needletrades, Industrial and Textile Workers (UNITE) campaigned to organize hourly workers of Pillowtex plants in Concord, North Carolina, Kannapolis, North Carolina, and Salisbury, North Carolina. In June 1999, UNITE was elected as a bargaining representative for hourly workers at those plants. In February 2000, Pillowtex and UNITE entered into a contract covering employees at those plants, as well as the employees represented by UNITE at Pillowtex's plants in Eden, North Carolina; Phenix City, Alabama; Columbus, Georgia; and Fieldale, Virginia. Pillowtex cannot be certain that it or reorganized Pillowtex will not face similar campaigns at other plants in the future or as to the effect that any such campaign would have on the productivity of its workforce or labor costs.

      Seasonality of Business

      Pillowtex's business is subject to a pattern of seasonal fluctuation. Sales and earnings from operations generated during the second half of a given fiscal year generally are expected to be higher than sales and earnings from operations generated during the first half of the year. Accordingly, the need for working capital generally is expected to increase in the second half of the year. As a result, total debt levels generally tend to peak in the third and fourth quarters, falling off again in the first quarter of the following year. The amount of sales generated during the second half of the year generally will depend upon a number of factors, including the level of retail sales for home textile furnishings during the fall and winter, weather conditions affecting the sales of down comforters, general economic conditions, and other factors beyond Pillowtex's control. The seasonality of the business may impact the results of operations achieved by Pillowtex and reorganized Pillowtex.

      Pillowtex May Have Difficulty Attracting And Retaining Personnel

      Pillowtex believes that its future success will be highly dependent upon its ability to attract and retain skilled managers and other personnel. While it has not experienced problems to date, no assurance can be given that Pillowtex and reorganized Pillowtex will not have difficulty attracting and retaining such personnel in the future as a result of the Chapter 11 Cases or other factors.

      Pillowtex's Reorganization Will Require Substantial Effort By Management

      Pillowtex's senior management has been and may continue to be required to expend a substantial amount of time and effort in connection with the reorganization process, which could have a disruptive impact on management's ability to focus on the operation of the Company's business.

ITEM 2. PROPERTIES
        ----------

      The following table summarizes certain information concerning certain of the facilities used by Pillowtex in connection with the manufacture and distribution of its product lines:

                                                                                                     Approx.
                                                                                                     Square    Owned/
          Location                                       Principal Use                                Feet     Leased
          --------                                       -------------                               ------    ------
Dallas, Texas                 Feather and down processing for Pillow and Pad Division                 104,000  Owned
                              and administrative offices
Dallas, Texas                 Manufacturing and distribution for Pillow and Pad Division              150,000  Owned
Phenix City, Alabama          Manufacturing and warehouse for Bed and Bath Division                   777,681  Owned
Phenix City, Alabama          Manufacturing for Bed and Bath Division                                 220,000  Owned
Scottsboro, Alabama           Manufacturing and warehouse for Bed and Bath Division                   272,800  Owned
Scottsboro, Alabama           Warehouse for Bed and Bath Division                                     135,000  Leased
Los Angeles, California       Manufacturing and distribution for Pillow and Pad Division              320,000  Leased
Columbus, Georgia             Manufacturing and warehouse for Bed and Bath Division                   727,246  Owned
Macon, Georgia                Warehouse for Bed and Bath Division                                     220,000  Owned
Chicago, Illinois             Manufacturing and distribution for Pillow and Pad Division              121,000  Owned
Tunica, Mississippi           Manufacturing and distribution for Pillow and Pad Division              288,000  Owned
New York, New York            Sales office and showroom for all divisions                              64,490  Leased
Concord, North Carolina       Manufacturing for Bed and Bath Division                                 696,963  Owned
Eden, North Carolina          Manufacturing and warehouse for Bed and Bath Division                   529,273  Owned
Eden, North Carolina          Warehouse for Bed and Bath Division                                     411,531  Owned
Kannapolis, North Carolina    Manufacturing for Bed and Bath Division                                 682,407  Owned
Kannapolis, North Carolina    Headquarters and manufacturing and warehouse for Bed and Bath         5,863,041  Owned
                              Division
Rockwell, North Carolina      Manufacturing for Bed and Bath Division                                  98,240  Owned
China Grove, North Carolina   Manufacturing and warehouse for Bed and Bath Division                   567,000  Owned
Hanover, Pennsylvania         Manufacturing and distribution for Pillow and Pad Division              291,000  Owned
Mauldin, South Carolina       Warehouse and distribution for Bed and Bath Division                    746,600  Owned
Union, South Carolina         Manufacturing for Bed and Bath Division                                  95,700  Owned
Fieldale, Virginia            Manufacturing and warehouse for Bed and Bath Division                   973,253  Owned
Martinsville, Virginia        Warehouse for Bed and Bath Division                                     100,000  Leased
Toronto, Ontario, Canada      Manufacturing and distribution for Pillow and Pad Division               60,000  Leased

      In addition to the locations listed above, Pillowtex maintains warehousing and distribution centers in the states where its manufacturing facilities are located. It also maintains approximately 28 retail outlets and small sales and marketing offices in other states. Pillowtex also owns various other properties, both developed and undeveloped, which are unrelated to its manufacturing operations. Fieldcrest Cannon acquired these properties throughout the years for investment or as part of specific acquisitions. Pillowtex has listed some of these properties for sale and has leased others to third parties.

      On March 1, 2002, Pillowtex announced the closing of the towel finishing operations at its Phenix City, Alabama and Columbus, Georgia facilities. The towel warping departments in Columbus, Georgia will be moved to an existing weaving facility in Phenix City, Alabama, which will continue to operate. The closings, which are anticipated to be completed by June 1, 2002, will eliminate the jobs of approximately 980 employees. The majority of the lost production at the Phenix City finishing plant will be replaced by increased production at Pillowtex's towel finishing operation in Kannapolis, North Carolina, where approximately 200 employees are expected to be hired.

      In addition, Pillowtex will be closing its automated sewing facility in Dallas, Texas and consolidating the facility's operations into its other pillow and pad facilities. The closing is anticipated to be completed by May 31, 2002 and will eliminate the jobs of approximately 97 employees.

      Pillowtex believes that its facilities are generally well maintained, in good operating condition, and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

      The discussion of the Chapter 11 Cases set forth in "Item 1. Business - Proceedings Under Chapter 11 of the Bankruptcy Code" is incorporated herein by this reference.

      In addition, Pillowtex is involved in various claims and lawsuits incidental to its business; however, the outcome of such suits is not expected to have a material adverse effect on the financial position or results of operations of Pillowtex or reorganized Pillowtex.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
        ---------------------------------------------------------------------

The Company's common stock, par value $0.01 per share ("Common Stock"), was traded on the New York Stock Exchange (the "NYSE") under the symbol "PTX" until the NYSE suspended trading of the Common Stock on November 14, 2000 and then subsequently de-listed the Common Stock from trading on the NYSE on January 23, 2001. After the NYSE suspended trading in the Common Stock, the Common Stock began trading on the over-the-counter electronic bulletin board (the "OTCBB") under the symbol "PTEXQ.OB." The following table sets forth for the periods indicated the high and low reported bid prices on the OTCBB of the Common Stock:

        Fiscal Year:                                          High      Low
                                                              ----      ---
           2001
              Fourth Quarter .............................   $  3/16   $  1/16
              Third Quarter ..............................      3/16      1/8
              Second Quarter .............................      3/16      1/16
              First Quarter ..............................     11/16      1/8

           2000
              Fourth Quarter (from 11/14/00) .............   $  1/2    $  1/4

The following table sets forth for the periods indicated the high and low sales prices on the NYSE of the Common Stock:

        Fiscal Year:                                          High      Low
                                                              ----      ---
           2000
              Fourth Quarter (through 11/13/00) ..........   $2 15/16  $  1/2
              Third Quarter ..............................    5         1 1/4
              Second Quarter .............................    6 7/16    3 1/2
              First Quarter ..............................    6 2/16    3 14/16

      The quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

      As of March 20, 2002, Pillowtex had approximately 1,036 holders of record of Common Stock.

      Pillowtex paid no dividends on the Common Stock during fiscal years 2000 or 2001. Under the terms of the DIP Financing Facility, Pillowtex is prohibited from paying dividends on the Common Stock. See "Item 1. Business - Risk Factors
- Pillowtex Is Subject To Restrictions On The Conduct Of Its Business." Pillowtex does not expect to pay any further dividends on the Common Stock.

      Assuming consummation of the Plan in accordance with its terms, Pillowtex's outstanding capital stock, including the Common Stock, will be cancelled without consideration. See "Item 1. Business -- Risk Factors -- Holders Of Pillowtex's Capital Stock To Receive No Value Under Plan."

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

                             SELECTED FINANCIAL DATA
                (In thousands of dollars, except per share data)

      The selected financial data presented below are derived from Pillowtex's consolidated financial statements for the five fiscal years ended 2001. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Annual Report. The selected financial data presented for 1997 through 2000 have been restated to reflect the Blanket Division as a discontinued operation.

                                                                                        Year Ended

Statement of Operations Data:                           2001            2000            1999              1998(1)           1997(2)
Net sales                                           $ 1,031,055     $ 1,259,004      $ 1,432,434       $ 1,368,825      $   378,851
Cost of goods sold                                      992,540       1,222,572        1,241,903(3)      1,112,148(3)       302,700
                                                    -----------     -----------      -----------       -----------      -----------
Gross profit                                             38,515          36,432          190,531           256,677           76,151
Selling, general, and administrative expenses            92,275         126,353          114,020           111,807           50,436
Impairment of long-lived assets
     and restructuring charges                           51,720          24,400            2,000                --               --
                                                    -----------     -----------      -----------       -----------      -----------
Earnings (loss) from operations                        (105,480)       (114,321)          74,511           144,870           25,715
Interest and other expenses                              64,666         107,062           87,279            72,283           22,461
                                                    -----------     -----------      -----------       -----------      -----------
Earnings (loss) from continuing operations
before reorganization items, income taxes and
     extraordinary items                               (170,146)       (221,383)          (12,768)          72,587            3,254
Reorganization items                                     31,401          19,368               --                --               --
                                                    -----------     -----------      -----------       -----------      -----------
Earnings (loss) from continuing operations
     before income taxes and extraordinary items       (201,547)       (240,751)         (12,768)           72,587            3,254

Income tax expense (benefit)                                 --         (93,361)          (2,740)           28,230            1,695
                                                    -----------     -----------      -----------       -----------      -----------
Earnings (loss) from continuing operations
     before extraordinary items                        (201,547)       (147,390)         (10,028)           44,357             1,559
Earnings (loss) from discontinued
     operations, net                                    (21,214)       (115,018)          (9,504)           (1,502)           6,677
                                                   -----------      -----------      -----------       -----------      -----------
Earnings (loss) before extraordinary items             (222,761)       (262,408)         (19,532)           42,855            8,236

Extraordinary items, net                                     --              --               --                --             (919)
                                                    -----------     -----------      -----------       -----------      -----------
Net earnings (loss)                                    (222,761)       (262,408)         (19,532)           42,855            7,317

Preferred dividends and accretion                        16,358           8,928           12,294             2,097               85
                                                    -----------     -----------      -----------       -----------      -----------
Earnings (loss) available for common
     shareholders                                   $ (239,119)     $  (271,336)     $   (31,826)      $    40,758      $     7,232
                                                    ===========     ===========      ===========       ===========      ===========
Basic earnings (loss) per common share:
Continuing operations                              $    (15.29)     $    (10.97)     $     (1.58)      $      3.00      $      0.13
Discontinued operations                                  (1.49)           (8.07)           (0.67)            (0.11)            0.62
Extraordinary items                                         --               --               --                --            (0.08)
                                                   -----------      -----------      -----------       -----------      -----------
Basic earnings (loss) per common share             $    (16.78)     $    (19.04)     $     (2.25)      $      2.89      $      0.67
                                                   ===========      ===========      ===========       ===========      ===========
Weighted average common shares
   outstanding - basic                                  14,251           14,252           14,154            14,082           10,837
                                                   ===========      ===========      ===========       ===========      ===========
Diluted earnings (loss) per common share:
Continuing operations                              $    (15.29)     $    (10.97)     $     (1.58)      $      2.39      $      0.13
Discontinued operations                                  (1.49)           (8.07)           (0.67)            (0.09)            0.61
Extraordinary items                                         --               --               --                --            (0.08)
                                                   -----------      -----------      -----------       -----------      -----------
Diluted earnings (loss) per common share           $    (16.78)     $    (19.04)     $     (2.25)      $      2.30      $      0.66
                                                   ===========      ===========      ===========       ===========      ===========
Weighted average common shares
   outstanding - diluted                                14,251           14,252           14,154            17,653           11,086
                                                   ===========      ===========      ===========       ===========      ===========
Operating Data:
Depreciation and amortization                      $    53,785      $    57,517      $    51,941       $    45,888      $     7,397
Capital expenditures                                    12,832           33,197           89,737           133,620           20,567
Preferred stock cash dividends                              --               --            1,456             2,019               --
Common stock cash dividends                                 --               --            2,555             3,383            2,569
Balance Sheet Data:
Working capital                                    $  (365,917)(4)  $  (237,376)(4)  $   511,139       $   557,968      $   503,127
Property, plant and equipment, net                     453,440          525,990          577,947           559,851          421,998
Total assets                                         1,087,627        1,335,769        1,671,776         1,644,736        1,393,866

Long-term debt, net of current portion                     645               --          965,323           944,493          785,359

Redeemable convertible preferred stock                  99,185           82,827           73,898            63,057           62,882

Shareholders' equity (deficit)                        (329,118)         (63,451)         207,389           237,933          196,707

(1) Amounts set forth in 1998 reflect the inclusion of Leshner from July 28, 1998.
(2) Amounts set forth in 1997 reflect the results of operations for a 53-week period, and the inclusion of Fieldcrest Cannon from December 19, 1997
(3) Information technology costs associated with the Company's manufacturing systems of $12.8 million and $9.4 million have been reclassified from selling, general and administrative expense to cost of goods sold in the 1999 and 1998 consolidated statements of operations to conform with the 2001 and 2000 presentation.
(4) Includes long-term debt in default of $671.8 million in 2001 and $694.0 million in 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
      Overview

      Pillowtex is one of the largest North American designers, manufacturers, and marketers of home textile products. Pillowtex manufactures and markets home textile furnishings for the bedroom, bathroom, and kitchen. Pillowtex operates a network of manufacturing, purchasing, and distribution facilities in the U.S. and Canada with approximately 9,200 employees. Pillowtex markets its products to mass merchants, department stores, and specialty retailers, as well as wholesale clubs, catalog merchants, institutional distributors, and international customers, and over the Internet.

      The Company is organized into two major manufacturing divisions that it considers operating segments: Bed and Bath Division and Pillow and Pad Division. The Bed and Bath Division manufactures and sells sheets and other fashion bedding, towels, bath rugs, and kitchen products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads.

      Proceedings Under Chapter 11 of the Bankruptcy Code

      On November 14, 2000, Pillowtex Corporation and substantially all of its domestic subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. For further discussion of the Chapter 11 Cases, see "Item 1. Business -- Proceedings Under Chapter 11 of the Bankruptcy Code" above and the notes to the Company's consolidated financial statements included elsewhere in this Annual Report.

      Since the Petition Date, the Debtors have conducted business in the ordinary course. On or about March 11, 2002, the Debtors commenced delivery of copies of the Plan and Disclosure Statement to parties in interest as required pursuant to the Bankruptcy Code. The Debtors have until the Voting Deadline to solicit acceptance of the Plan. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the Plan. There can be no assurance that the Plan will be confirmed or become effective. For a brief overview of the Plan and the conditions to the confirmation and effectiveness thereof, see "Item 1. Business -- Proceedings Under Chapter 11 of the Bankruptcy Code." See also "Item 1. Business -- Risk Factors -- Pillowtex Faces Significant Challenges In Connection With Its Bankruptcy Reorganization."

      During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. On September 6, 2001, the Company sold the majority of the inventory and fixed assets associated with its Blanket Division.

      The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. During 2001, the Company accrued $15.8 million for the estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection. Approximately $10.3 million of the prepetition liability relating to the rejected contracts and leases have been reflected as reorganization items, and the remaining $5.5 million has been included in the loss from discontinued operations in the accompanying consolidated statement of operations for 2001. The Company expects to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

      The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

      Basis of Presentation

      The consolidated financial statements included elsewhere in this Annual Report are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, the Company's ability to (a) obtain confirmation of the Plan or another plan of reorganization, (b) comply with the terms of the DIP Financing Facility, and (c) generate sufficient cash from operations and financing sources to meet its future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the resolution of these uncertainties.

      While under the protection of Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of the Plan or another plan of reorganization.

      In the Chapter 11 Cases, substantially all unsecured and under-secured liabilities as of the Petition Date are subject to compromise or other treatment under the Plan or another plan of reorganization, which must be confirmed by the Bankruptcy Court as described above. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The last date by which claims against the Company had to be filed in the Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 Cases, i.e., the bar date, was July 23, 2001. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and amicably resolved, adjudicated before the Bankruptcy Court, or resolved through another dispute resolution process. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to the terms of the Plan or another plan of reorganization, as confirmed by the Bankruptcy Court, and accordingly are not presently determinable.

      Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

      Critical Accounting Policies

      Management considers certain accounting policies related to sales returns and allowances, inventory, and impairment of long-lived assets to be "critical" because they have a significant impact in portraying the Company's financial condition and results of operations and require management's most difficult, subjective, and complex judgments due to the need to make estimates about the effects of matters that are inherently uncertain. See note 1 in the notes to the consolidated financial statements included elsewhere in this Annual Report for a detailed discussion of the application of all accounting policies adopted by the Company.

      Sales returns and allowances require management to estimate the eventual expense of all returns and other sales allowances for products shipped and recorded in net sales each period. Management bases its estimate of the expense to be recorded each period on historical returns and allowance levels. At December 29, 2001, a reserve of $7.1 million was recorded and included as an allowance against trade accounts receivable. This allowance includes $2.1 million for returns and allowances not yet claimed by customers, but which management believes is necessary based on historical deductions levels. Management does not believe the likelihood is significant that materially higher deduction levels will result given its experience with the sales and returns deduction activities of its customers in the past few years.

      Inventory requires management to estimate the net realizable value of the Company's obsolete and slow moving inventory at the end of each period. Management bases its net realizable value estimate on the actual proceeds received for similar inventory items in the most recent three-month period in the Company's Bed and Bath Division and a review of the age of inventory on hand in its Pillow and Pad Division. The Company's determination of the net realizable value of inventory assumes that approximately 35% of the cost of obsolete and slow moving inventory is recovered. Given the Company's experiences in the past few years with selling obsolete and slow moving inventory to various promotional and alternative markets, management does not believe the likelihood is significant that materially higher inventory reserves are required.

      If the assumptions made by management in estimating sales returns and allowances and inventory reserves do not reflect the actual expenses to be incurred, net sales and gross profit could be reduced significantly.

      When management determines that a long-lived asset has been impaired, an estimate of the fair value is required. The methodology used to determine fair value depends on whether the asset will continue to be used in the business or will be sold. The impairment charges recorded by the Company in fiscal 2001 primarily relate to assets that will be sold. Assets held for sale are recorded at their estimated fair values. Management bases its estimate of the fair value on available information from the sale of similar assets in similar locations and appraisals. Given the significant number of recent plant closures in the textile industry in the geographic areas where the Company operates, the likelihood is remote that historical sales levels will be achieved, and management attempts to take this into consideration when determining fair values. Management continually reviews its fair value estimates and records further impairment charges for assets held for sale when management determines, based on new and reliable information, that such charges are appropriate. At December 29, 2001, the Company has $6.1 million in assets held for sale, of which $4.1 million relates to real property and $2.0 million relates to machinery and equipment. While management has exercised its good faith business judgment in determining such amounts, based on the fluctuations in fair values for transactions completed in 2001 and the adjustments recorded by the Company during fiscal 2001, management believes the likelihood is reasonably possible that the Company will not fully recover these balances and that additional impairment charges may be required in subsequent periods.

   Results of Operations

      The following table presents certain historical statements of operations data as a percentage of net sales for the periods indicated. The consolidated statements of operations for the years ended December 30, 2000 and January 1, 2000 have been restated to present the Blanket Division as a discontinued operation.

                                                        Year Ended
                                      ---------------------------------------------
                                      December 29,      December 30,     January 1,
                                         2001              2000             2000
                                         ----              ----             ----
Net sales.......................         100.0%            100.0%           100.0%
Cost of goods sold..............          96.3              93.2             86.7
Inventory write-downs...........            --               3.9               --
                                         -----             -----             ----
Gross profit....................           3.7               2.9             13.3
Selling, general, and
    administrative expenses.....           9.0              10.0              8.0
Impairment of long-lived assets.
    and restructuring charges...           5.0               2.0              0.1
                                         -----             -----             ----
Earnings (loss) from continuing
    operations..................         (10.3)             (9.1)             5.2
Interest and other expenses.....           6.3               8.5              6.1
Reorganization items............           3.0               1.5               --
                                         -----             -----             ----
Loss from continuing
    operations before income taxes       (19.6)%           (19.1)%           (0.9)%
                                         =====             =====             ====

      The operating results of the Company's segments are disclosed in note 18 to the consolidated financial statements included elsewhere in this Annual Report.

                  Fiscal Year 2001 Compared to Fiscal Year 2000

      Net Sales. Net sales were down from $1,259.0 million in 2000 to $1,031.1
      ---------
million in 2001, a decrease of $227.9 million or 18.1%. Approximately $86.0 million of the decrease in net sales in 2001 is attributable to the loss of a specific customer in August 2000, which affected the Company's two major divisions. In addition, the Company's license agreement with Ralph Lauren, which expired on June 30, 2001, contributed approximately $23 million to the sales decrease experienced in 2001. Excluding the impact of these decreases, net sales decreased 9.4% in 2001 as compared to 2000. This decrease is due to the continued slow down in the US economy and increased competition from imports.

      Gross Profit. Gross profit increased $2.1 million from $36.4 million in
      ------------
2000 to $38.5 million in 2001. During the fourth quarter of 2000, the Company recorded a charge for inventory write-downs of $49.5 million to reduce certain inventories to net realizable value. This charge resulted from a number of factors, including a slow down in the retail environment and increased pressure due to the filing of the Chapter 11 Cases to liquidate excess, obsolete and distressed inventory in a shorter time frame than in the past.

      Gross margin decreased to 3.7% in 2001, compared to 6.8% in 2000, excluding the inventory write-downs in 2000. The decrease is due to the decline in sales volume, increased unabsorbed overhead costs due to inventory reduction initiatives, increased levels of customer deductions, and lower selling prices. The Company's gross margin continues to experience downward pressure from the slowing U.S. economy and increased competition from abroad.

      Selling, General, and Administrative ("SG&A") Expense. SG&A expense in
      -----------------------------------------------------
2001 decreased $34.1 million from $126.4 million in 2000 to $92.3 million in 2000. The decrease is primarily the result of management's continued focus on cost controls, particularly in travel, salaries and general fees and services. In addition, SG&A expense in 2000 included severance payments to the Company's former chief executive officer and higher bad debt expense resulting from the deteriorating creditworthiness of certain of the Company's customers.

      Impairment of Long-Lived Assets. The Company incurred charges for
      -------------------------------
impairment of long-lived assets of $41.0 million in 2001, compared to $24.4 million in 2000. The 2001 charge included $36.5 million related to real property and equipment at facilities closed during 2001 and $4.5 million related to assets held for sale. During 2001, the Company announced the closure of facilities in Hawkinsville, Georgia; Rocky Mount, North Carolina; Kannapolis, North Carolina; Columbus, Georgia; Phenix City, Alabama; Tarboro, North Carolina and Toronto, Canada. The 2000 charge included $4.6 million related to real property and $19.8 million related to equipment and miscellaneous corporate assets.

      The impairment of the manufacturing facilities and equipment resulted from management's rationalization of production capacity in connection with filing of the Chapter 11 Cases. The impairment reflects management's estimate of the fair value of the assets as determined by the present value of expected future cash flows to be generated by the assets, including their ultimate disposition. As the reorganization process continues, it is possible that additional asset impairments may be required and that these impairments may be material to the Company's financial position and results of operations.

      Restructuring Charges. During 2001, the Company incurred $10.8 million in
      ---------------------
restructuring charges. Approximately $6.5 million of such charges relate to severance and related benefits associated with employees terminated at the closed facilities discussed above. In addition to the facility closures, the Company implemented an enhanced early retirement plan for certain salaried employees. The Company also undertook a reduction in force among its salaried employees. The charge associated with the early retirement plan and reduction in force was $4.3 million. These actions were undertaken in an effort to reduce manufacturing capacity and lower costs. The annual savings expected to be realized by the facility closures, early retirement plan and reduction in force are approximately $20.0 to $30.0 million.

      Interest and Other Expenses. Interest and other expenses decreased $42.4
      ---------------------------
million to $64.7 million in 2001, compared to $107.1 million in 2000. The primary reason for the overall decrease in interest and other expenses in 2001 resulted from the Company's filing of the Chapter 11 Cases, which enabled the Company to cease the payment and accrual of interest on all unsecured debt, partially offset by other financing costs. The interest on such unsecured prepetition debt was approximately $34.3 million in 2001 and $4.0 million in 2000. In addition, the average interest rates on the Company's debt have decreased in comparison to 2000. The average interest rate in 2001 was 7.8%, compared to 10.1% in 2000.

      Reorganization Items. During 2001, the Company incurred $31.4 million of
      --------------------
reorganization items associated with the Chapter 11 Cases. The charge consists of $17.1 million of fees payable to professionals retained to assist with the Chapter 11 Cases, $10.3 million for rejected contracts and leases and $5.4 million for a key employee retention program for the Company's management team and other key employees, offset by net interest income of $1.4 million.

      During 2000, Pillowtex incurred $19.4 million of reorganization items. The charge consists of $17.6 million related to the non-cash write-off of the unamortized discount on the Fieldcrest Cannon, Inc. 6% Convertible Subordinated Debentures due 2012 (the "6% Convertible Debentures") and the non-cash write-off of deferred financing costs associated with other unsecured debt classified as subject to compromise. In addition, the Company incurred $1.8 million in fees payable to professionals retained to assist with the Chapter 11 Cases.

      Loss from Discontinued Operations. The loss from operations of the Blanket
      ---------------------------------
Division was $18.3 million in 2001, compared to $115.0 million in 2000. The 2000 loss included a charge of $88.3 million for impairment of long-lived assets, consisting of $50.0 million related to real property and equipment and $38.3 million related to goodwill, and a charge for inventory write-downs of $19.7 million. These charges were incurred to reflect the Blanket Division at its net realizable value. The loss on disposal incurred in 2001 was $3.0 million.

                  Fiscal Year 2000 Compared to Fiscal Year 1999

      Net Sales. Net sales were down from $1,432.4 million in 1999 to $1,259.0
      ---------
million in 2000, a decrease of $173.4 million or 12.1%. The general slow down in the U.S. economy in the last quarter of 2000, and Pillowtex's filing of the Chapter 11 Cases were the primary contributors to the sharp decline in sales volume for the fourth quarter of 2000 across all segments. Other factors that adversely affected sales in earlier quarters of 2000 were increased competition from imports, higher inventory levels held by many of the Company's customers and an unexpected softening in demand in the Company's institutional and regional discount markets. In addition, approximately $50 million of the sales decrease was attributable to the loss of a specific customer during 2000, affecting both the Bed and Bath and Pillow and Pad Divisions.

      Gross Profit. Gross profit decreased $154.1 million from $190.5 million in
      ------------
1999 to $36.4 million in 2000. During the fourth quarter of 2000, the Company recorded a charge for inventory write-downs of $49.5 million to reduce certain inventories to net realizable value. This charge resulted from a number of factors, including a slow down in the retail environment and increased pressure due to the filing of the Chapter 11 Cases to liquidate excess, obsolete and distressed inventory in a shorter time frame than in the past.

      Excluding the impairment charges, gross margin decreased to 6.8% in 2000, compared to 13.3% in 1999. In response to declines in sales volume, the Company reduced production levels, including idling several plants in the Bed and Bath divisions in the fourth quarter. This resulted in higher unabsorbed overhead expenses of approximately $43.0 million in 2000. In addition, the Company experienced higher raw material costs, principally chemicals, packaging, feathers and cotton.

      Selling, General, and Administrative ("SG&A") Expenses. SG&A expenses for
      ------------------------------------------------------
fiscal year 2000 increased $12.4 million to $126.4 million from $114.0 million in 1999. This increase was due to higher bad debt expense in 2000 resulting from the deteriorating creditworthiness of certain of the Company's customers, severance payments made to the Company's former chief executive officer and higher professional fees related to the Company's financial difficulties prior to the Petition Date, partially offset by strict cost controls.

      Impairment of Long-Lived Assets. During the fourth quarter of 2000, the
      -------------------------------
Company decided to permanently idle and sell certain manufacturing facilities and equipment and as a result determined that the carrying value of such assets was impaired. The impairment charge of $24.4 million included $4.6 million related to real property and $19.8 million related to equipment and miscellaneous corporate assets.

      Interest and Other Expenses. Interest and other expenses increased $19.8
      ---------------------------
million to $107.1 million in 2000, compared to $87.3 million in 1999. This increase in interest and other expenses was the result of an approximately $69 million increase in average outstanding debt, additional fees, expenses and higher interest rates from restructuring the Company's debt and approximately $2.9 million in interest cost related to purchase commitments on certain cotton contracts. The Company's average interest rate increased from 8.2% in 1999 to 10.1% for 2000. Interest expense excluded approximately $4.0 million related to the Company's debt that is subject to compromise for the period from the Petition Date through December 30, 2000.

      Reorganization Items. During the fourth quarter of 2000, Pillowtex
      --------------------
recognized a $19.4 million charge associated with filing of the Chapter 11 Cases. Approximately $17.6 million of this charge related to the non-cash write-off of the unamortized discount on 6% Convertible Debentures and the non-cash write-off of deferred financing costs associated with other unsecured debt classified as subject to compromise. In addition, the Company incurred $1.8 million in fees payable to professionals retained to assist with the Chapter 11 Cases.

      Loss from Discontinued Operations. The Blanket Division generated a loss
      ---------------------------------
of $115.0 million in 2000 compared to a loss of $9.5 million in 1999. The 2000 loss included a charge of $88.3 million for impairment of long-lived assets, consisting of $50.0 million related to real property and equipment and $38.3 million related to goodwill, and a charge for inventory write-downs of $19.7 million. These charges were incurred to reflect the Blanket Division at its net realizable value. The 1999 loss included an inventory write-down charge of $4.9 million.

Liquidity and Capital Resources

   DIP Financing Facility

      On December 12, 2000, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a $150.0 million debtor-in-possession financing facility, including a $60.0 million letter of credit sub-facility, (i.e., the "DIP Financing Facility") with Bank of America, N.A. as agent for a syndicate of financing institutions comprised of certain of the Company's prepetition senior secured lenders, and to grant first priority priming liens and mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the DIP Financing Order, the Debtors were required to remit (or were deemed to have remitted) to the prepetition lenders as payment in respect of the prepetition senior debt facilities described below all cash collateral constituting proceeds of the prepetition collateral up to $150 million. All such cash collateral so remitted (or deemed remitted) was required to be re-advanced (or was deemed re-advanced) to the Debtors on a postpetition basis as the Designated Post-Petition Loans.

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

      On August 13, 2001, the Debtors and the lenders under the DIP Financing Facility entered into an amendment to the facility providing for, among other things, the (a) modification and addition of certain reporting requirements, (b) modification of the financial covenant requiring maintenance of an asset coverage ratio, (c) elimination of the financial covenant requiring maintenance of a minimum operating cash flow, (d) addition of a financial covenant requiring maintenance of a minimum level of EBITDA, and (e) elimination of a nine-month extension provision.

      On November 21, 2001, the Bankruptcy Court entered an order authorizing the Debtors to enter into another amendment to the facility, dated as of November 14, 2001, pursuant to which, (a) the scheduled termination date of the DIP Financing Facility was extended to June 30, 2002, (b) certain covenants were modified based on the Debtors' three-year strategic plan, (c) a new covenant was added limiting the incurrence of costs for relocation of equipment and costs associated with facility closures, (d) the commitment under the DIP Financing Facility was reduced from $125 million to $100 million, and (e) certain events of default were added relating to the Debtors' progress toward emergence from bankruptcy, which required the Debtors to file on or prior to December 31, 2001 a feasible plan of reorganization and disclosure statement and to obtain the Bankruptcy Court's approval of a disclosure statement on or prior to March 1, 2002, and further requires the Debtors to (i) obtain confirmation of a plan of reorganization on or prior to May 15, 2002 and (ii) cause a plan of reorganization to become effective on or prior to June 30, 2002.

      The Debtors and the lenders under the DIP Financing Facility entered into another amendment to the facility, dated as of February 8, 2002, providing for, among other things, the (a) further modification of the financial covenant relating to the asset coverage ratio, (b) modification of the covenant limiting the incurrence of costs for relocation of equipment and costs associated with facility closures, and (c) modification of the covenant relating to the level of capital expenditures. This amendment was obtained to allow the Company to proceed with certain aspects of the Company's business plan.

      The DIP Financing Facility will expire on the earliest to occur of (a) June 30, 2002, (b) the date on which the Plan or another plan of reorganization becomes effective, (c) any material non-compliance with any of the terms of the DIP Financing Order, (d) any event of default that shall have occurred under the DIP Financing Facility, or (e) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court.

      Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of London Interbank Offered Rate ("LIBOR") plus 4.00% or Bank of America's Base Rate (which is the higher of the Federal Funds Rate or Prime Rate plus, in either case, 0.50%) plus 1.50%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.75%, a letter of credit fee of 4.00%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility is secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities described below, a junior lien on certain plant and equipment that secure three of the industrial revenue bond facilities described below, and a first priority lien on all post-petition real and personal assets of the Company. The documentation evidencing the DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum level of EBITDA, as well as other covenants that limit, among other things, the incurrence of costs for relocation of equipment and costs associated with facility closures, indebtedness, liens, sales of assets, capital expenditures and investments, and prohibit dividend payments. The net proceeds of certain asset sales outside the ordinary course of business will reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business will be applied as a reduction of the DIP Financing Facility.

      No cash borrowings were outstanding on the DIP Financing Facility at December 29, 2001. Availability under the DIP Financing Facility is based upon the balances of eligible assets, reduced by outstanding debt and letters of credit. Availability under the DIP Financing Facility as of December 29, 2001 was approximately $25.0 million. As of December 29, 2001, the Company had $40.4 million in cash and cash equivalents, including $3.9 million in cash which was being held by the lenders under the DIP Financing Facility as collateral for outstanding letter of credit. As of December 29, 2001, the Company had $16.3 million in letters of credit outstanding under the DIP Financing Facility. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to the extent they are renewed, they will be reissued under the DIP Financing Facility or, assuming consummation of the Plan in accordance with its terms, the Exit Financing Revolver Facility.

      Assuming consummation of the Plan in accordance with its terms, holders of claims in respect of the DIP Financing Facility other than those relating to Designated Post-Petition Loans will be paid cash in an amount equal to such claim and holders of claims relating to Designated Post-Petition Loans will receive a note under the Exit Term Loan in an amount equal to the amount of such holder's Designated Post-Petition Loans. In addition, letters of credit issued under the DIP Financing Facility will be replaced with letters of credit issued under the Exit Financing Revolver Facility.

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

      As of December 29, 2001, (a) outstanding prepetition borrowings under the revolving credit facility were $233.0 million, (b) outstanding prepetition borrowings under the term loan facility were $242.0 million in the aggregate, and (c) outstanding letters of credit under the revolving credit facility were the $11.1 million in the aggregate. Pursuant to the DIP Financing Order, $150 million of prepetition borrowings under the senior debt facilities had become subject to treatment as postpetition debt. As prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility or, assuming consummation of the Plan in accordance with its terms, the Exit Financing Revolver Facility.

      As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various prepetition senior credit facilities for the twelve months ended December 29, 2001 was 7.82%. The prepetition senior debt facilities expired on January 31, 2002.

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

      Assuming consummation of the Plan in accordance with its terms, the indebtedness under the senior debt facilities will be cancelled and, in exchange therefor, holders of claims in respect of the senior debt facilities will become entitled to receive New Common Stock.

      Overline Facility

      In May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility (the "Overline Facility") to obtain additional working capital availability. On July 27, 1999, the Overline Facility was amended to increase the amount of funds available to $35.0 million and to secure it with the same assets securing the senior debt facilities described above. As of December 29, 2001, outstanding borrowings under the Overline Facility were $34.7 million. The Overline Facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the Overline Facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The Overline Facility matured on January 31, 2002.

      Pursuant to the DIP Financing Order, the Bankruptcy Court authorized the Company to make scheduled interest payments on the Overline Facility. Even though these payments are being made, the Company remains in default under the Overline Facility.

      Assuming consummation of the Plan in accordance with its term, the indebtedness under the Overline Facility will be cancelled and, in exchange therefor, holders of claims in respect of the Overline Facility will become entitled to receive New Common Stock and New Warrants.

      Senior Subordinated Debt

      In connection with the Fieldcrest Cannon acquisition, the Company issued $185.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2005 (the "9% Notes"), with interest payable semiannually commencing June 15, 1998. The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below. As of December 29, 2001, all of the 9% Notes remained outstanding.

      On November 12, 1996, the Company issued $125.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2006 (the "10% Notes"), with interest payable semiannually commencing May 15, 1997. The 10% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 9% Notes. As of December 29, 2001, all of the 10% Notes remained outstanding.

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

      Assuming consummation of the Plan in accordance with its terms, the indebtedness under the 9% Notes and the 10% Notes will be cancelled and, in exchange therefor, holders of claims in respect of 9% Notes or 10% Notes will become entitled to receive New Common Stock and New Warrants.

      Fieldcrest Cannon 6% Convertible Debentures

      As a result of the Company's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Debentures are convertible, at the option of the holders, into a combination of cash and Common Stock. As of December 29, 2001, approximately $85.2 million aggregate principal amount of the 6% Convertible Debentures remain outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, the resulting cash component of the conversion consideration would have been approximately $57.2 million.

      Prior to the Petition Date, Fieldcrest Cannon issued certain non-interest bearing subordinated promissory notes (the "Cash Claimant Notes") in respect of the unpaid cash portion of the conversion consideration owing to certain holders of the 6% Convertible Debentures who had surrendered their debentures for conversion, but had not been paid the cash portion of the conversion consideration. As of December 29, 2001, the aggregate amount of the outstanding Cash Claimant Notes was $5.2 million.

      The 6% Convertible Debentures and Cash Claimant Notes are general unsecured obligations of Fieldcrest Cannon. Fieldcrest Cannon is in default under the indenture governing the 6% Convertible Debentures and the Cash Claimant Notes. No principal or interest payment has been or will be made on the 6% Convertible Debentures or Cash Claimant Notes during the pendency of the Chapter 11 Cases.

      Assuming consummation of the Plan in accordance with its terms, the indebtedness under the 6% Convertible Debentures and the Cash Claimant Notes will be cancelled and, in exchange therefor, holders of claims in respect of 6% Convertible Debentures or Cash Claimant Notes will become entitled to receive New Common Stock and New Warrants.

Industrial Revenue Bonds

      The Company presently has obligations in respect of two industrial revenue bond facilities (the "IRB Facilities"). One of the IRB Facilities is secured by liens on specified plants and equipment and by a letter of credit. The other IRB Facility is secured by a letter of credit. As of December 29, 2001, $13.2 million of bonds in the aggregate were outstanding under the IRB Facilities.

      On February 6, 2001, the Bankruptcy Court authorized the Company to make scheduled principal and interest payments on the IRB Facilities. Even though these payments are being made, the Company remains in default of its obligations under each of the IRB Facilities.

      Assuming consummation of the Plan in accordance with its terms, the IRB Facilities will be reinstated and the letters of credit issued in respect thereof will be replaced, substituted, or otherwise satisfied with equivalent letters of credit to be issued under the Exit Financing Revolver Facility.

      Adequacy of Capital Resources

      As discussed above, the Debtors are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, Pillowtex has incurred, and will continue to incur, significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. However, based on current and anticipated levels of operations and continued efforts to reduce inventories, and assuming consummation of the Plan prior to June 30, 2002, Pillowtex's management believes that Pillowtex's cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. The DIP Financing Facility is currently scheduled to terminate on June 30, 2002, and accordingly, if the Plan is not consummated in accordance with its terms prior to such date, Pillowtex would be required to obtain a further extension of the DIP Financing Facility or alternative financing. Pillowtex can provide no assurance that such an extension would be granted or that alternative financing would be available on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, Pillowtex's access to alternative financing in such a scenario would be very limited. Furthermore, in the event that cash flows, together with available borrowings under the DIP Financing Facility or alternative financing arrangements, are not sufficient to meet the Company's cash requirements, Pillowtex may be required to reduce planned capital expenditures; however, Pillowtex can provide no assurance that such reductions would be sufficient to cover any cash shortfalls. Management of the Debtors believes that, assuming consummation of the Plan in accordance with its terms and achievement of the Debtors' business plan and strategy, reorganized Pillowtex will have sufficient liquidity for the reasonably foreseeable future to service post-reorganization indebtedness and conduct its business as contemplated by the Debtors' business plan and strategy.

      In addition, the amounts reported in the consolidated financial statements included elsewhere in this Annual Report do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of the Plan or another plan of reorganization. Adjustments necessitated by the confirmation of the Plan or another plan of reorganization could materially change the amounts reported in the consolidated financial statements.

      Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors of approximately $485.0 million as of December 29, 2001, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine what the ultimate liability will be for all contracts and leases approved by the Bankruptcy Court for rejection, but the estimated prepetition liability for those the Bankruptcy Court has already approved is approximately $15.8 million. The Company expects to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

New Accounting Standards

      In 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) issued EITF No. 00-14, "Accounting for Certain Sales Incentives", which the Company was required to adopt at the beginning of fiscal 2001. The Company was already in compliance with the accounting guidance prescribed in EITF No. 00-14, and as a result, the adoption of EITF No. 00-14 had no impact on the Company's financial position or results of operations. The EITF also issued EITF No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products and Services to be Delivered in the Future", and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" (collectively, the "EITFs"), which address various aspects of accounting for consideration given by a vendor to a customer or a reseller of products. The Company is required to adopt the provisions of the EITFs as of the beginning of fiscal 2002, which commenced December 30, 2001. The EITFs will require the Company to classify all consideration paid to customers as a reduction to revenue. Prior to December 30, 2001, the Company classified amounts paid to customers for co-operative advertising and marketing in selling, general, and administrative expenses. If the Company had adopted these EITFs in 2001, approximately $19.0 million of selling, general, and administrative expense would have been reclassified as a reduction of net sales.

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, beginning in fiscal 2002, the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt SFAS No. 142 on December 30, 2001. If the Company had adopted SFAS No. 142 in 2001, selling, general, and administrative expenses would have decreased by $6.3 million, representing the amortization expense recognized on the Company's goodwill and intangible assets with indefinite lives.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 also retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

      The Company is required to adopt SFAS No. 144 as of December 30, 2001. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, the Company cannot presently determine the effects that adoption of SFAS No. 144 will have on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

      Pillowtex is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. Pillowtex's exposure to interest rate risk consists of floating rate debt based on the LIBOR plus an adjustable margin. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the December 29, 2001 outstanding balance of the variable rate debt would be approximately $6.6 million. This same calculation for 2000 was $6.8 million.

      Pillowtex's exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada. Pillowtex's Canadian subsidiary uses the Canadian dollar as its functional currency. Pillowtex generally does not use financial derivative instruments to hedge foreign currency exchange rate risks. The Canadian subsidiary is not material to Pillowtex's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate at December 29, 2001 would not have a significant impact on the Company's results of operations or financial position.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

DIRECTORS OF THE REGISTRANT

      The following is a list of directors, their ages, positions and business experience as of March 20, 2002.

Name and Position                     Age                                      Experience
-----------------                     ---                                      ----------
Ralph W. LaRovere                     66          Mr.  LaRovere  became a director of the Company in May 1997.  He has served as Chairman of the Board of the Company  since  November  2000.  He retired from J.C.  Penney  Company,  Inc.  after a 36-year  career having served as
                                                  Vice  President  and  Director  of  Merchandising  for the Home and Leisure
                                                  Division.  He also served in various management  positions in New York, Los
                                                  Angeles, and Dallas.

Paul G. Gillease                      69          Mr.  Gillease  became a director of the Company in October 1993.  From 1989 until  retiring in late 1993,  Mr.  Gillease was Vice President and General
                                                  Manager  of  DuPont  Textiles,  a  division  of E.I.  DuPont  de  Nemours &
                                                  Company.  He also served in a variety of marketing and business  management positions  with  DuPont.  Mr.  Gillease is a member of the Board of Galey &
                                                  Lord, Inc. and Guilford Mills, Inc.

William B. Madden                     63          Mr. Madden  became a director of the Company in February  1993. He has been the President of Madden Securities  Corporation,  a general  securities and investment banking firm,  located in Dallas,  Texas, since 1986. Mr. Madden is also a member of the Board of Mercantile Bank and Trust.

A. Allen Oakley                       48          A. Allen Oakley has served as Executive Vice President - Manufacturing  and a  director  of the  Company  since May 2000.  Prior to that time and since
                                                  1976,  Mr. Oakley served in various  managerial  capacities for the Company and Fieldcrest Cannon.

Mark A. Petricoff                     63          Mr.  Petricoff  was elected a director  of the Company in November  1998 to fill a vacancy.  He was a 39-year  employee and former  President and Chief
                                                  Executive  Officer  of  The  Leshner  Corporation,   a  towel  manufacturer
                                                  acquired by the Company in July 1998.

Scott E. Shimizu                      48          Scott  E.  Shimizu  has  served  as  Executive  Vice  President  -  Sales &
                                                  Marketing of the Company  since 1992 and a director  since  February  1996.
                                                  Mr.  Shimizu was  Executive  Vice  President  of the  Company  from 1988 to
                                                  1992.  He was also a director of the Company from May 1994 to May 1995.

Mary R. Silverthorne                  66          Mrs.  Silverthorne  has been a director of the Company since December 1992.
                                                  She has for many years  been  actively  involved  in  charitable  and civic activities  and is a director  of the Retina  Foundation  of the  Southwest
                                                  (Dallas),  the Foundation Fighting  Blindness,  Reading and Radio Resources
                                                  and the Assistance  League of Dallas.  She has not been engaged in business activities during the past five years.

Anthony T. Williams                   55          Anthony T. Williams has served as President and Chief Operating  Officer of the Company  since  November  2000 and a director  since August  2000.  Mr.
                                                  Williams was Executive  Vice President and Chief  Financial  Officer of the
                                                  Company from May 2000 to October 2000.  Prior to joining the Company,  from
                                                  January 1999 to April 2000,  Mr.  Williams was a consultant.  From November
                                                  1995 until  December  1998,  Mr.  Williams was Vice  President - Finance of
                                                  LucasVarity  Light Vehicle  Braking  Systems,  the world's  second  largest independent manufacturer of braking systems for the automotive industry.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company, their ages, position and business experience as of March 20, 2002.

Name and Position (1)                 Age         Experience
------------------                    ---         ----------
Ralph W. LaRovere,                    66          See  "Item  10.  Directors  and  Executive  Officers  of the  Registrant  -
Chairman of the Board                             Directors of the Registrant" above.

Anthony T. Williams,                  55          See  "Item  10.  Directors  and  Executive  Officers  of the  Registrant  -
President and Chief Operating                     Directors of the Registrant" above.
   Officer

Scott E. Shimizu,                     48          See  "Item  10.  Directors  and  Executive  Officers  of the  Registrant  -
Executive Vice President -                        Directors of the Registrant" above.
   Sales & Marketing

Michael R. Harmon,                    54          Michael  R.  Harmon  has  served  as  Executive  Vice  President  and Chief
Executive Vice President and Chief                Financial  Officer of the Company  since  March 2001.  Prior to joining the
   Financial Officer                              Company,  Mr.  Harmon  spent 13 years at Galey & Lord,  Inc.,  a $1 billion manufacturer of textiles,  where he last served as Executive Vice President and Chief  Financial  Officer.  Galey & Lord,  Inc.  filed  for  bankruptcy protection under chapter 11 of the Bankruptcy Code on February 19, 2002.

A. Allen Oakley,                      48          See  "Item  10.  Directors  and  Executive  Officers  of the  Registrant  -
Executive Vice President -                        Directors of the Registrant" above.
   Manufacturing

Richard A. Grissinger,                58          Richard A.  Grissinger  has served as Senior Vice  President - Marketing of
Senior Vice President -                           the Company  since March 2000.  From  September  1998 to February  2000, he
   Marketing                                      was Senior Vice President - Marketing - Bath of the Company and from December 1997 to September 1998, Mr. Grissinger was Vice President - Marketing for the
                                                  Department Store Specialty Business of the Company. Mr. Grissinger was Business
                                                  Manager of the Bath Division of Fieldcrest Cannon from 1995 to December 1997.

Richard L. Dennard,                   53          Richard L.  Dennard has served as Senior Vice  President -  Purchasing  and
Senior Vice President -                           Logistics  of the Company  since August 1999.  From  December  1997 to July
   Purchasing                                     and Logistics 1999, Mr. Dennard was Vice President of the Company in charge of purchasing. From January 1997 to December 1997, Mr. Dennard served as Vice
                                                  President for Blankets and Utility Bedding for the Company and from January 1996 to December 1996, he served as Vice President of Purchasing for Utility Bedding.

Deborah G. Poole,                     47          Deborah  G.  Poole has  served  as Vice  President  and  Chief  Information
Vice President and Chief                          Officer of the Company since February  1999.  Prior to joining the Company,
   Information Officer                            from 1991 to  February  1999,  Ms.  Poole  was  Corporate  Vice  President,
                                                  Information  Services  of Guilford  Mills,  Inc.,  a textile  manufacturer.
                                                  Guilford Mills,  Inc. filed for bankruptcy  protection  under chapter 11 of the Bankruptcy Code on March 13, 2002.

Donald Mallo,                         52          Donald Mallo has served as Vice President - Human  Resources of the Company
Vice President -                                  since September  2000.  Prior to joining the Company,  Mr. Mallo  practiced
   Human Resources                                labor and  employment  law in New York.  From 1998 through 1999,  Mr. Mallo was Senior  Vice  President - Human  Resources  of Grove  Worldwide  LLC, a
                                                  leading  manufacturer  of  construction  cranes and aerial work  platforms.
                                                  From  1993  to  1998,  Mr.  Mallo  was  Executive  Vice  President  - Human
                                                  Resources and Counsel for Foamex International,  Inc., a large manufacturer of polyurethane foam products for the automotive,  furniture,  bedding, and medical  supply  industries.  From 1985 until its  acquisition by Foamex in
                                                  1993,  Mr. Mallo was Vice  President - Employee  Relations for General Felt
                                                  Industries, Inc., a manufacturer of carpet cushions and related products.

John F. Sterling,                     38          John F. Sterling has served as Vice  President  and General  Counsel of the
Vice President and                                Company  since  November 1999 and as Corporate  Secretary  since July 2001.
   General Counsel and                            From May 1997 to November 1999, Mr. Sterling was Associate  General Counsel
   Corporate Secretary                            of  the  Company.  Prior  to  joining  the  Company,  Mr.  Sterling  was an attorney with the law firm of Thompson & Knight, P.C.

Henry T. Pollock,                     61          Henry T. Pollock has served as Vice  President and Treasurer of the Company
Vice President and Treasurer                      since  March  2001.  From June 2000 to  November  2000,  Mr.  Pollock was a
                                                  consultant to the Company in the areas of finance and treasury and joined the
                                                  Company full-time in November 2000. Prior to joining the Company, Mr. Pollock was assistant treasurer of Varity Corporation, a $2.5 billion worldwide manufacturer of brake systems and diesel engines.

Thomas D. D'Orazio,                   43          Thomas D. D'Orazio has served as Vice  President  and Corporate  Controller
Vice President and                                of the Company  since  October  2001.  Prior to joining the  Company,  from
   Corporate Controller                           December 1998 to September 2001, Mr.  D'Orazio was Corporate  Controller of
                                                  Glatfelter,  a $0.7 billion  global  manufacturer  of  specialty  paper and engineered  products.  From March 1994 to December 1998,  Mr.  D'Orazio was
                                                  Assistant Corporate Controller of Mohawk Industries,  Inc., a multi-billion producer of woven and tufted  broadloom carpet and rugs for residential and commercial applications.

John Wahoski,                         49          John  Wahoski  has served as Vice  President -  Financial  and  Operational
Vice President - Financial and                    Analysis since July 2000.  Prior to joining the Company,  Mr. Wahoski spent
   Operational                                    Analysis 12 years at TRW Automotive Systems, a $6 billion automotive supplier, and its predecessors where he last served as Director - Financial and Operational Analysis.

(1)   All executive officers serve at the pleasure of the Board of Directors.

---------------------------

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

      Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and beneficial owners of more than 10 percent of its Common Stock were met during the year ended December 29, 2001, except that a timely Form 4 was not filed for Paul G. Gillease, a director of the Company, for the sale of 700 shares of Common Stock in September 2001.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Summary Compensation Table

      The following table sets forth the compensation paid or accrued by the Company to the five most highly compensated executive officers (the "Named Executive Officers") for their services in 2001, 2000 and 1999.

                                      ----------------------------------    ------------------------
                                                                            Long Term
                                            Annual Compensation             Compensation
-------------------------------------------------------------------------------------------------------------------
                                                                            Restricted    Securities
Name and                                                    Other Annual    Stock         Underlying   All Other
Principal Position             Year   Salary      Bonus     Compensation    Awards        Options      Compensation
(1)                                   ($)         ($)       ($)(2)          ($)(3)        (#)          ($)(4)
-------------------------------------------------------------------------------------------------------------------
Anthony T. Williams            2001   400,000        --        135,998           --             --       249,237
-------------------------------------------------------------------------------------------------------------------
  President and Chief          2000   147,917        --         19,312           --         40,000         6,020
-------------------------------------------------------------------------------------------------------------------
  Operating Officer            1999        --        --             --           --             --            --
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Michael R. Harmon              2001   277,083        --        128,825           --             --        56,661
-------------------------------------------------------------------------------------------------------------------
  Executive Vice President     2000        --        --             --           --             --            --
-------------------------------------------------------------------------------------------------------------------
  and CFO                      1999        --        --             --           --             --            --
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Scott E. Shimizu               2001   375,000        --             --           --             --       220,485
-------------------------------------------------------------------------------------------------------------------
  Executive Vice President -   2000   375,000        --             --           --             --         6,271
-------------------------------------------------------------------------------------------------------------------
  Sales & Marketing            1999   375,000        --             --       63,426         50,000         3,041
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
A. Allen Oakley                2001   300,000        --             --           --             --       105,721
-------------------------------------------------------------------------------------------------------------------
  Executive Vice President -   2000   300,000        --             --           --             --         8,004
-------------------------------------------------------------------------------------------------------------------
  Manufacturing                1999   300,000    12,000             --       52,844         62,000           844
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Richard A. Grissinger          2001   284,167        --             --           --             --        73,902
-------------------------------------------------------------------------------------------------------------------
   Senior Vice President -     2000   275,000        --             --           --          7,500         5,627
-------------------------------------------------------------------------------------------------------------------
   Marketing                   1999   275,000        --             --       26,422             --         2,678
-------------------------------------------------------------------------------------------------------------------

FOOTNOTES:

(1) The Company's former Chief Executive Officer resigned from the Company effective October 26, 2000. Since his departure, the Company has not elected or appointed an individual to replace him as the Company's Chief Executive Officer; however, the Board of Directors has appointed a Management Committee consisting of Ralph W. LaRovere, Mark A. Petricoff, Anthony T. Williams and Scott E. Shimizu to fulfill the duties of the Chief Executive Officer. No additional compensation is paid to the members for their participation on the Management Committee. Mr. LaRovere acts as Chairman of the Management Committee.

(2) Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The amount paid to Mr. Williams in 2001 includes $116,705 for reimbursement of moving expenses. The amount paid to Mr. Harmon in 2001 includes $111,790 for reimbursement of moving expenses. The amount of personal benefits has been omitted from the table for each named executive officer for whom the aggregate amount of any benefits did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer. Personal benefit amounts paid that do not exceed 25% of the total personal benefits received have been omitted from this footnote.

(3) The restricted stock was issued on February 8, 1999; accordingly, one-half of the shares awarded vested on February 8, 2000 and one-half vested on February 8, 2001.

(4) For 2001, the amount for Mr. Williams includes $120,000 paid under the Retention Plan (as such term is hereinafter defined), $50,000 paid as a bonus to Mr. Williams as a result of his promotion to President, $65,000 paid as a bonus to Mr. Williams pursuant to the terms of his Employment Agreement, $6,517 for medical insurance and $3,870 for group term life insurance; the amount for Mr. Harmon includes $52,500 paid under the Retention Plan and $1,150 for group term life insurance; the amount for Mr. Shimizu includes $112,500 paid under the Retention Plan, $100,000 paid as a special retention bonus approved by the Bankruptcy Court, $2,785 for medical insurance and $1,350 for group term life insurance; the amount for Mr. Oakley includes $90,000 paid under the Retention Plan, $10,521 for medical insurance and $1,350 for group term life insurance; and the amount for Mr. Grissinger includes $68,750 paid under the Retention Plan and $1,290 for group term life insurance. The amounts for 2001 also include company contributions to the Pillowtex Corporation 401(k) Plan, a qualified ERISA plan ($3,850 for Mr. Williams; $3,011 for Mr. Harmon; $3,850 for Mr. Shimizu; $3,850 for Mr. Oakley; and $3,862 for Mr. Grissinger).

Option Grants in Last Fiscal Year

     None.

Aggregated Option Exercises in Fiscal 2001 and Option Values at December 29,
2001

                                                           Number of Securities               Value of Unexercised
                                                          Underlying Unexercised            In-the-Money Options at
                                                       Options at December 29, 2001            December 29, 2001
                                                                    (#)                               ($)
                                                     ---------------------------------- ---------------------------------
                               Shares
                            Acquired on      Value
           Name               Exercise      Realized     Exercisable     Unexercisable    Exercisable     Unexercisable
                                (#)           ($)
--------------------------------------------------------------------------------------------------------------------------
Anthony T. Williams             --             --           10,000          30,000             --                --
Michael R. Harmon               --             --             -                -               --                --
Scott E. Shimizu                --             --           78,500          30,500             --                --
A. Allen Oakley                 --             --           48,250          36,750             --                --
Richard A. Grissinger           --             --           16,875          10,625             --                --

      Assuming consummation of the Plan in accordance with its terms, all outstanding stock options will be cancelled without consideration.

Pension Plan

      The Company maintains defined benefit pension plans covering substantially all of its employees, other than employees of the Company's Canadian subsidiary, Pillowtex Canada Inc., and other employees subject to collective bargaining agreements. The Company funds the pension plans through annual contributions in an amount between the minimum required and the maximum amount that can be deducted for federal income taxes. Prior to January 1, 2000, the Company maintained a pension plan for qualified employees in its Pillow and Pad Division, as well as separate pension plans for qualified employees of two of its subsidiaries, Fieldcrest Cannon and Leshner. On January 1, 2000, the Company merged the pension plans into two new plans covering all of the qualified salaried and hourly employees of the Company.

      Certain of the Named Executive Officers have always been subject to the surviving plan; however, prior to January 1, 2000, Scott E. Shimizu was subject to one of the plans that was merged out of existence (the "Prior Pillowtex Plan"). Pursuant to the terms of the new consolidated plan, such participant's benefits for his years of service prior to January 1, 2000 will continue to be determined using the benefit provisions of the Prior Pillowtex Plan. Accordingly, a separate table is presented to determine the annual benefits available to Mr. Shimizu for his years of service prior to January 1, 2000.

      The following tables present certain information concerning annual benefits provided under the pension plans.

                                 For Years of Service Under Prior Plan Formula (1)
--------------------------------------------------------------------------------------------------------------------
     Years of Service
         Average
    Compensation*(2)       -----------------------------------------------------------------------------------------
-------------------------     5         10         15         20         25          30          35          40
        $125,000            $5,320    $10,639    $15,959   $21,279     $26,599    $31,918     $37,238     $42,558
        $150,000            $6,570    $13,139    $19,709    $26,279    $32,849    $39,418     $45,988     $52,558
        $175,000            $7,570    $15,139    $22,709    $30,279    $37,849    $45,418     $52,988     $60,558
        $200,000            $7,570    $15,139    $22,709    $30,279    $37,849    $45,418     $52,988     $60,558
        $250,000            $7,570    $15,139    $22,709    $30,279    $37,849    $45,418     $52,988     $60,558
        $275,000            $7,570    $15,139    $22,709    $30,279    $37,849    $45,418     $52,988     $60,558
        $300,000            $7,570    $15,139    $22,709    $30,279    $37,849    $45,418     $52,988     $60,558

---------------------------
*"Average Compensation" is equal to the average of the highest five years of compensation out of the last ten years of employment.

                                For Years of Service Under Current Plan Formula (1)
--------------------------------------------------------------------------------------------------------------------
     Years of Service
     Career Average
    Compensation**(2)      -----------------------------------------------------------------------------------------
-------------------------     5           10         15         20         25         30         35          40
        $125,000            $ 9,375    $18,750    $28,125    $37,500    $42,188    $46,875    $51,563     $56,250
        $150,000            $11,250    $22,500    $33,750    $45,000    $50,625    $56,250    $61,875     $67,500
        $175,000            $12,750    $25,500    $38,250    $51,000    $57,375    $63,750    $70,125     $76,500
        $200,000            $12,750    $25,500    $38,250    $51,000    $57,375    $63,750    $70,125     $76,500
        $250,000            $12,750    $25,500    $38,250    $51,000    $57,375    $63,750    $70,125     $76,500
        $275,000            $12,750    $25,500    $38,250    $51,000    $57,375    $63,750    $70,125     $76,500
        $300,000            $12,750    $25,500    $38,250    $51,000    $57,375    $63,750    $70,125     $76,500

---------------------------
**"Career Average Compensation" is equal to the average of all years of compensation, where years before 1991 are considered to equal 1991 compensation.

FOOTNOTES:

(1) Estimated years of service as of January 1, 2001 for the named executive officers are as follows:

                                                   Years of Service
                                  ---------------------------------------------
              Name                     Prior Formula            Current Formula
---------------------------------
Anthony T. Williams                          0                         2
Michael R. Harmon                            0                         1
Scott E. Shimizu                            18                         2
A. Allen Oakley                              0                         26
Richard A. Grissinger                        0                         8

(2) An employee's compensation for purposes of determining pension benefits is calculated on substantially the same basis as the employee's cash compensation set forth in the Summary Compensation Table. The Internal Revenue Service maximum compensation allowed for benefits for the 2001 plan year is $170,000. Therefore, fiscal 2001 compensation for all employees would be limited to $170,000.

      Benefits under the pension plan are integrated with Social Security and are computed as straight life annuities. The benefits shown are not offset by any other Company benefits or by Social Security.

Supplemental Executive Retirement Plan

      The Supplemental Executive Retirement Plan (the "SERP") provides supplemental retirement income to executive employees of the Company who are selected by the Compensation Committee of the Board of Directors.

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

      An amount is credited each year to a retirement account that will accumulate a balance sufficient to pay the supplemental retirement benefit when the participant reaches age 65, assuming each credited amount earns 12% per year compounded. On the date of the contribution each year, the annual accrual amount is divided by the market value per share of Common Stock on that date to produce a number of hypothetical shares. Each participant's supplemental retirement account is deemed to be invested solely in hypothetical shares of Common Stock and the balance of a participant's account as of any date can be determined by multiplying the number of hypothetical shares credited to the participant's account by the market value of Common Stock on that date. In the event of a change in control of the Company, the balance of each participant's account will be converted from hypothetical shares to a hypothetical fixed-income investment earning 12% per annum. In general, a "change in control" occurs when (a) the Company is no longer an independent publicly owned corporation or sells or disposes of all or substantially all of its assets; (b) a person becomes the beneficial owner of 35% or more of the Company's voting stock; (c) the Company does not survive a merger or consolidation; or (d) during any consecutive two-year period, at least a majority of the incumbent directors are not directors who have served continuously since the beginning of the two-year period unless the election of directors, or nomination by the Company's shareholders, was approved by a vote of at least two-thirds of the incumbent directors who have been in office continuously since the beginning of the two-year period.

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

      Pursuant to the Plan, the Common Stock will be cancelled without consideration. Accordingly, under the current circumstances, the SERP benefit has no value to the participants.

Employment Agreements

      Pillowtex has entered into employment agreements with each of the Named Executive Officers. The employment agreement of each Named Executive Officer states that the Named Executive Officer is an at-will employee and that the relationship between the Named Executive Officer and Pillowtex may be terminated by either party, subject to satisfaction of any applicable severance pay obligations. The employment agreements provide for initial annual base salaries for the Named Executive Officers as follows:

                                         Initial Amount
Named Executive Officer                  Base Salary
-----------------------                  --------------
Anthony T. Williams.................      $400,000
Michael R. Harmon...................       350,000
Scott E. Shimizu....................       375,000
A. Allen Oakley.....................       300,000
Richard A. Grissinger...............       286,000

      In each case, the Named Executive Officer's base salary is subject to increase in accordance with company policy. Mr. Harmon's employment agreement also provides for a $50,000 bonus which was paid on March 19, 2002. The employment agreements for all the Named Executive Officers also provide (a) that the Named Executive Officers will be eligible to participate in the Retention Incentive Plan and the Severance Plan (as such terms are defined below) and in any stock option plan made available generally to the Company's senior executives and (b) for other customary benefits. The employment agreements supersede the prior employment agreements that the Company had with Messrs. Williams, Shimizu, Oakley and Grissinger.

      Under Mr. William's employment agreement, if his employment is involuntarily terminated for reasons other than death, disability, retirement at or after the earliest retirement age under any company-sponsored pension plan in which he participates or cause, or if following a change in control he terminates employment for good reason no later than six months after the occurrence of an event constituting good reason, Pillowtex will pay to Mr. Williams in a single lump sum no later than five days after such termination of employment a severance benefit equal to his base salary then in effect for a period of 24 months, less the amount of any severance benefit paid to him under the Retention Plan.

      Under Mr. Harmon's employment agreement, if his employment is involuntarily terminated for reasons other than death, disability, retirement at or after the earliest retirement age under any company-sponsored pension plan in which he participates or cause, or if following a change in control he terminates employment for good reason no later than six months after the occurrence of an event constituting good reason under the agreement, Pillowtex will pay to Mr. Harmon in a single lump sum no later than five days after such termination of employment a severance benefit in an amount equal to his annual base salary then in effect, reduced by the amount of any severance benefit paid to him under the Retention Plan. If, however, within one year after the commencement of employment of an individual who is not an officer of Pillowtex on the Effective Date to serve as chief executive officer, Mr. Harmon's employment is involuntarily terminated for reasons other than death, disability, retirement at or after the earliest retirement age under any company-sponsored pension plan in which he participates or cause, then, notwithstanding any provision in the Retention Plan to the contrary, the amount of such severance benefit will be equal to two times Mr. Harmon's annual base salary then in effect, reduced by the amount of any severance benefit paid to him under the Retention Plan.

      Under the employment agreements with each of Messrs. Shimizu, Oakley and Grissinger, if employment of the applicable Named Executive Officer is involuntarily terminated for reasons other than death, disability, retirement at or after the earliest retirement age under any company-sponsored pension plan in which he participates or cause, or if following a change in control he terminates employment for good reason no later than six months after the occurrence of an event constituting good reason under the employment agreement, Pillowtex will pay to him a severance benefit equal to his base salary then in effect for a period of 24 months, less any amount received by him under the Retention Plan. The severance benefit shall be paid to the applicable Named Executive Officer as follows: (a) the portion of the severance benefit equal to his annual base salary then in effect, shall be paid in a single lump sum no later than five days after the termination of his employment; and (b) the remainder of the severance benefit shall be paid in equal monthly installments beginning on the first anniversary date of the termination of his employment; provided, however, that he will not be entitled to the remaining amount if he obtains other full-time employment prior to such anniversary and the obligation to pay the remaining amount shall immediately cease if he obtains other full-time employment after such anniversary.

      Pillowtex has entered into similar employment agreements with certain other key employees.

Key Employee Retention Program

      To stabilize employee relations, the Company developed a key employee retention plan (the "Retention Plan"), which the Bankruptcy Court approved on March 6, 2001. The Retention Plan is designed to, among other things, ensure that the employees most critical to the Company's reorganization efforts are provided with sufficient economic incentives and protections to remain with the Company and fulfill their responsibilities through the successful conclusion of the Chapter 11 Cases. The Retention Plan consists of three separate components:
(a) a retention incentive plan (the "Retention Incentive Plan"), (b) an emergence performance bonus plan, (the "Emergence Performance Bonus Plan"), and
(c) an employee severance plan (the "Severance Plan").

      Under the Retention Incentive Plan, each eligible employee earns a specified retention incentive payment (the "Retention Incentive Payment"), based upon a percentage of his or her salary as determined by the Company's management, if the employee remains actively employed by the Company on the specified dates. Under the Retention Incentive Plan: (a) 25% of the total Retention Incentive Payment (approximately $1.5 million) was paid on April 9, 2001, (b) 25% of the total Retention Incentive Payment (approximately $1.5 million) was paid on November 14, 2001, (c) 25% of the total Retention Incentive Payment is to be paid on the earlier of (i) six months after the second payment is made or (ii) confirmation of a plan of reorganization, and (d) 25% of the total Retention Incentive Payment is to be paid 30 days following confirmation of a plan of reorganization. The Company currently estimates the total cost of the Retention Incentive Plan to be approximately $6.1 million. In addition, a discretionary retention pool of $500,000 is available for non-union employees not included in the Retention Incentive Plan. Each of the Named Executive Officers participates in the Retention Incentive Plan and is eligible for a Retention Incentive Payment equal to a percentage of their base pay equal to 60% in the case of Messrs. Williams, Harmon, Shimizu, and Oakley, and 50% in the case of Mr. Grissinger.

      The Emergence Performance Bonus Plan provided an additional incentive payment to certain management employees considered essential to the implementation of the Company's restructuring to encourage them to remain with the Company through the plan of reorganization negotiation and confirmation process. Payments under the Emergence Performance Bonus Plan were tied directly to the amount of the distribution made under a confirmed plan of reorganization to unsecured creditors and length of the Reorganization Cases. Each of the Named Executive Officers participated in the Emergence Performance Bonus Plan. Under the current circumstances, the Company does not anticipate making any payments of emergence bonuses under the Retention Plan.

      The purpose of the Severance Plan is to consolidate all severance agreements existing prior to the Petition Date into one severance plan, which supersedes all prior severance plans and the severance provisions of executives' employment arrangements. The Severance Plan covers all full-time employees of the Company, the majority of whom are not eligible to participate in any other components of the Retention Plan. With certain exceptions, under the Severance Plan, employees who are terminated for reasons other than death, disability, retirement or cause, are eligible to receive severance benefits equal to one week's salary for each completed year of service, with a minimum benefit of two weeks' salary and a maximum of 26 weeks' salary. In addition, eligible employees are entitled to receive medical insurance, life insurance and certain other benefits.

Restricted Stock Awards

      In February 1999, the Board of Directors, on the recommendation of the Compensation Committee, approved the grant of restricted stock awards to certain key employees of the Company. Upon the award of restricted stock, the Company makes an immediate transfer to the executive of a specific number of shares, and no payment from the executive is required. Restricted stock will be forfeited by the executive if the executive voluntarily terminates employment during the restriction period, or if the executive is terminated for poor performance or other "cause." Restrictions on the awards lapse with respect to one-half of the shares on each of the first and second anniversary dates of the awards. Stock representing the award is issued and held in custody by the Company or an agent until the restrictions lapse. During the restriction period, holders of the awards are entitled to receive dividends declared on the Common Stock and have voting rights but they may not sell or transfer the Common Stock representing the restricted award. In the event of a change in control of the Company (as such term is used in the Company's SERP), all restrictions lapse. The restrictions also lapse if the executive's employment is involuntarily terminated for a reason other than poor performance or other "cause." Messrs. Shimizu, Oakley and Grissinger received restricted stock awards. The restricted stock was issued on February 8, 1999; accordingly, one-half of the shares awarded vested on February 8, 2000 and one-half vested on February 8, 2001.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee consists entirely of non-employee directors. Mr. Madden, Mr. Petricoff, Mrs. Silverthorne and Mr. Gillease served on the Compensation Committee during 2001.

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

      The 1993 Pillowtex Corporation Stock Option Plan (the "Stock Option Plan") allows for the grant of nonqualified stock options to directors who are not employees. Under the Stock Option Plan, the exercise price of options granted thereunder may not be less than 100% of the fair market value per share of Common Stock on the date the option is granted. As of December 29, 2001, Messrs. Madden and Gillease had each been granted options to purchase a total of 17,072 shares of Common Stock and Mr. Petricoff 7,500 shares, all at prices ranging from $5.0625 to $33.50. All options granted under the Stock Option Plan, including those granted to directors who are not employees, vest 25% on the first through the fourth anniversary dates of the grant and terminate on the tenth anniversary date. Mrs. Silverthorne does not participate in the Stock Option Plan. Assuming consummation of the Plan in accordance with its terms, all outstanding stock options will be cancelled without consideration.

      Following the resignation of the Company's then Chairman in October 2000, Mr. LaRovere was hired by the Company to perform the duties of Chairman of the Board. Mr. LaRovere is paid a salary of $20,000 per month, as well as a monthly car allowance of $1,000. He receives no additional compensation as a member of the Board of Directors. As of December 29, 2001, Mr. LaRovere had been granted a total of 13,572 shares at prices ranging from $5.0625 to $33.50.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
         MANAGEMENT
         ----------

The following table lists certain information concerning the beneficial ownership of the Company's Common Stock, as of March 20, 2002, by the following persons:

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

                                              Number of Shares
Name                                          Beneficially Owned        Percent of Class
-------------------------------------------   -----------------------   --------------------
John H. Silverthorne Marital Trust B(1)       2,268,893                 15.9%
Mary R. Silverthorne (1)                        634,241                   4.4%
Paul G. Gillease (2)                             13,947                   *
Ralph W. LaRovere (2)                            10,447                   *
William B. Madden (2)                            18,447                   *
Mark A. Petricoff (2)                             4,415                   *
Anthony T. Williams (2)                          20,000                   *
Michael R. Harmon (2)                                 0                   *
Scott E. Shimizu (2)                             86,883                   *
A. Allen Oakley (2)                              56,201                   *
Richard A. Grissinger (2)                        21,875                   *
Jeffrey M. Hollander (3)                      3,393,375                 19.2%
All executive officers and directors
   as a group (17 persons) (4)                3,214,626                 22.1%

----------
*Less than 1%.

FOOTNOTES:

(1) The address of the John H. Silverthorne Marital Trust B and Mrs. Silverthorne is 4111 Mint Way, Dallas, Texas 75237. Under the rules and regulations of the SEC, Mrs. Silverthorne may be deemed the beneficial owner of the shares held by the John H. Silverthorne Marital Trust B because she is its independent trustee. In addition, Mrs. Silverthorne, in her capacity as trustee, may be deemed the beneficial owner of 42,857 shares held by the John H. Silverthorne Family Trust A. Mrs. Silverthorne disclaims beneficial ownership of any shares other than 591,384 shares she holds of record.
(2) Includes options which are currently exercisable or become exercisable within 60 days after March 20, 2002 to purchase the number of shares of Common Stock indicated for the following persons: Mr. Gillease (13,947); Mr. Madden (13,947); Mr. LaRovere (10,447); Mr. Petricoff (4,375); Mr. Williams (20,000); Mr. Shimizu (84,000); Mr. Oakley (55,000); and Mr. Grissinger (21,875).
(3) The address of Jeffrey M. Hollander is 6560 W. Rogers Circle, Suite 19, Boca Raton, Florida 33487. As reported in Schedule 13D filed by Mr. Hollander with the SEC on February 23, 2001, Mr. Hollander is the holder of 81,441 shares of the Company's Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). As of March 20, 2002, the shares of Series A Preferred Stock held by Mr. Hollander are convertible into a total of 3,393,375 shares of Common Stock as reported in Schedule 13D filed by Mr. Hollander with the SEC on February 23, 2001. The amount shown does not reflect dividends in kind that have continued to accrue since the Petition Date but for which shares of additional Preferred Stock have not been issued by the Company.
(4) Includes options which are currently exercisable or become exercisable within 60 days after March 20, 2002 to purchase a total of 302,841 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

      (a) The following documents are filed as part of this Report:

      1.  Consolidated Financial Statements:                                          Page
          ---------------------------------
          Independent Auditors' Report                                                F-2

          Consolidated Balance Sheets as of December 29, 2001 and
          December 30, 2000                                                           F-3

          Consolidated Statements of Operations for the years ended
          December 29, 2001, December 30, 2000 and January 1, 2000                    F-4

          Consolidated Statements of Shareholders' Equity (Deficit) for the years
          ended December 29, 2001, December 30, 2000 and January 1, 2000              F-5

          Consolidated Statements of Cash Flows for the years ended
          December 29, 2001, December 30, 2000 and January 1, 2000                    F-6

          Notes to Consolidated Financial Statements                                  F-7

      2.  Financial Statement Schedule. The following financial statement
          ----------------------------
          schedule of Pillowtex for the fiscal years ended December 29, 2001,
          December 30, 2000 and January 1, 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial
          Statements of Pillowtex:

          Schedule II - Valuation and Qualifying Accounts                             S-1

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

   2.3      Asset Purchase Agreement, dated as of July 27, 2001 between Beacon
            Manufacturing Co. and Beacon Acquisition Co. (incorporated by reference to Exhibit 2.1 to Pillowtex Corporation's Current Report on Form 8-K dated August 23, 2001)

   2.4 First Amendment to Asset Purchase Agreement, dated September 6, 2001 between Beacon Manufacturing Co. and Beacon Acquisition Co.
            (incorporated by reference to Exhibit 2.2 to Pillowtex Corporation's
            Current Report on Form 8-K dated September 6, 2001)

   3.1 Restated Articles of Incorporation of Pillowtex Corporation, as amended (incorporated by reference to Exhibit 3.1 to Pillowtex
            Corporation's Quarterly Report on Form 10-Q for the quarter ended
            July 3, 1999)

   3.2      Amended and Restated Bylaws of Pillowtex Corporation, as amended
            (incorporated by reference to Exhibit 3.2 to Pillowtex Corporation's
            Annual Report on Form 10-K for the fiscal year ended December 30,
            2000)

   3.3      Amendments to Amended and Restated Bylaws of Pillowtex Corporation

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

   4.10     Resignation, Appointment and Acceptance Agreement dated April 14,
            2000 by and among Pillowtex Corporation, as Issuer, Norwest Bank
            Minnesota, as Resigning Trustee, and U.S. Bank National Association, as Successor Trustee, (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000)

   4.11 Resignation, Appointment and Acceptance, dated March 23, 2001, by and among Pillowtex Corporation, as Issuer, U.S. Bank National
            Association, as Resigning Trustee, and HSBC Bank USA, as Successor
            Trustee (incorporated by reference to Exhibit 4.1 to Pillowtex
            Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2001)

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

   10.23 Consent dated as of February 15, 2000, by and between Bank of America N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex
            Corporation, as Borrower (incorporated by reference to Exhibit 10.23 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

   10.24    Consent dated as of March 31, 2000, by and between Bank of America
            N.A. (formerly NationsBank, N.A.), as Lender, and Pillowtex
            Corporation, as Borrower (incorporated by reference to Exhibit 10.24 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 1, 2000)

   10.25    Post-Petition Credit Agreement dated as of November 14, 2000, among
            Pillowtex Corporation and certain of its Subsidiaries, certain
            Lenders named therein, and Bank of America, N.A., as Administrative
            Agent (incorporated by reference to Exhibit 10.25 to Pillowtex
            Corporation's Annual Report on Form 10-K for the fiscal year ended
            December 30, 2000)

   10.26    First Amendment to Post-Petition Credit Agreement dated as of March
            6, 2001, among Pillowtex Corporation and certain of its Subsidiaries, certain Lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit
            10.26 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2000)

   10.27    Second Amendment to Post-Petition Credit Agreement dated as of
            January 30, 2001, among Pillowtex Corporation and certain of its Subsidiaries, certain Lenders named therein, and Bank of America, NA, as Administrative Agent (incorporated by reference to Exhibit
            10.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended March 31, 2001)

   10.28    Third Amendment to Post-Petition Credit Agreement dated as of August
            13, 2001, among Pillowtex Corporation and certain of its Subsidiaries, certain Lenders named therein, and Bank of America, NA, as Administrative Agent (incorporated by reference to Exhibit
            10.1 to Pillowtex Corporation's Quarterly Report on Form 10-Q for the Quarterly period ended September 29, 2001)

   10.29    Fourth Amendment to Post-Petition Credit Agreement dated as of
            November 14, 2001, among Pillowtex Corporation and certain of its Subsidiaries, certain Lenders named therein, and Bank of America, N.A., as Administrative Agent

   10.30    Fifth Amendment to Post-Petition Credit Agreement dated as of
            February 8, 2002, among Pillowtex Corporation and certain of its Subsidiaries, certain Lenders named therein, and Bank of America, N.A., as Administrative Agent

   10.31 Preferred Stock Purchase Agreement, dated as of September 10, 1997, by and among Pillowtex Corporation, Apollo Investment Fund III,
            L.P., Apollo Overseas Partners III, L.P., and Apollo (UK) Partners
            III, L.P. (incorporated by reference to Exhibit 10.2 to Pillowtex
            Corporation's Current Report on Form 8-K dated September 10, 1997, as amended by a Form 8-K/A (Amendment No. 1))

   10.32 Amendment No. 1 to the Preferred Stock Purchase Agreement, dated as of November 21, 1997, by and among Pillowtex Corporation, Apollo
            Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and
            Apollo (UK) Partners III, L.P. (incorporated by reference to Exhibit
            10.1 to Pillowtex Corporation's Current Report on Form 8-K dated
            November 21, 1997)

   10.33    Purchase Agreement, dated December 15, 1997, among Pillowtex
            Corporation, the guarantors listed on the signature page thereto, and NationsBanc Montgomery Securities, Inc. and Bear, Stearns & Co.
            Inc. (incorporated by reference to Exhibit 10.5 to Pillowtex
            Corporation's Current Report on Form 8-K dated December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

   10.34    Purchase Agreement Supplement, dated December 19, 1997, among
            Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery Securities, Inc. and Bear,
            Stearns & Co. Inc. (incorporated by reference to Exhibit 10.6 to
            Pillowtex Corporation's Current Report on Form 8-K dated December
            19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

   10.35    Registration Rights Agreement, dated as of December 18, 1997, among
            Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBanc Montgomery Securities, Inc. and Bear,
            Stearns & Co. Inc. (incorporated by reference to Exhibit 10.7 to
            Pillowtex Corporation's Current Report on Form 8-K dated December
            19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

   10.36    Registration Rights Agreement Supplement, dated as of December 19,
            1997, among Pillowtex Corporation, the guarantors listed on the signature page thereto, and NationsBank Montgomery Securities, Inc.
            and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit
            10.8 to Pillowtex Corporation's Current Report on Form 8-K dated
            December 19, 1997, as amended by a Form 8-K/A (Amendment No. 1))

   10.37 Registration Rights Agreement, dated as of November 12, 1996, by and among Pillowtex Corporation, each domestic subsidiary of Pillowtex
            Corporation, and NationsBanc Capital Markets, Inc. and Merrill
            Lynch, Pierce, Fenner & Smith, Incorporated (incorporated by reference to Exhibit 10.59 to Pillowtex Corporation's Registration
            Statement on Form S-4 (No. 333-17731))

   10.38    Sublicense Agreement, dated as of July 1, 1998, between Pillowtex
            Corporation and the Ralph Lauren Home Collection (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation's Quarterly
            Report on Form 10-Q for the quarter ended July 4, 1998)

   10.39    Industrial Lease, dated as of November 23, 1992, between Angel and
            Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.21 to Pillowtex Corporation's Registration Statement on Form S-1 (No. 33-57314))

   10.40    Second Amendment to Lease entered into in September 1997 between
            Angel and Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.17 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

   10.41* Form of Confidentiality and Noncompetition Agreement (incorporated by reference to Exhibit 10.27 to Pillowtex Corporation's
            Registration Statement on Form-S-1 (No. 33-57314))

   10.42* Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.36 to Pillowtex Corporation's Registration
            Statement on Form S-1 (No. 33-57314))

   10.43* Pillowtex Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Pillowtex Corporation's Proxy Statement for its Annual Meeting of Shareholders held on May 8, 1997)

   10.44*   Employment Agreement entered into between Pillowtex Corporation and
            Anthony T. Williams, dated April 1, 2001

   10.45*   Employment Agreement entered into between Pillowtex Corporation and
            Michael R. Harmon, dated as of March 19, 2001 (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 2001)

   10.46*   Employment Agreement entered into between Pillowtex Corporation and
            Scott E. Shimizu, dated as of April 1, 2001

   10.47*   Employment Agreement entered into between Pillowtex Corporation and
            A. Allen Oakley, dated as of April 1, 2001

   10.48*   Employment Agreement entered into between Pillowtex Corporation and
            Richard A. Grissinger, dated as of April 1, 2001

   10.49* Pillowtex Corporation Supplemental Executive Retirement Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.1.44 to Pillowtex Corporation's Registration Statement on
            Form S-4 (No. 33-36663) filed on September 29, 1997)

   10.50* Pillowtex Corporation Management Incentive Plan (incorporated by reference to Appendix B to Pillowtex Corporation's Proxy Statement for its Annual Meeting of Shareholders held on May 8, 1997)

   10.51*   Pillowtex Corporation Deferred Compensation Plan, effective as of
            February 9, 1998 (incorporated by reference to Exhibit 10.32 to
            Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

   10.52* Pillowtex Corporation Executive Medical Expense Reimbursement Plan, effective as of January 1, 1998 (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation's Quarterly Report on Form
            10-Q for the quarter ended July 4, 1998)

   10.53* Separation Agreement dated as of October 26, 2000 by and between Pillowtex Corporation and Charles M. Hansen, Jr. (incorporated by reference to Exhibit 10.52 to Pillowtex Corporation's Annual Report on Form 10-K for the fiscal year ended December 30, 2000)

   10.54    Indenture, dated as of March 15, 1987, relating to the 6%
            Convertible Subordinated Debentures Due 2012 (incorporated by reference to Exhibit 4.9 to Fieldcrest Cannon, Inc.'s Registration
            Statement on Form S-3 (No. 33-12436))

   21.1     List of Pillowtex Corporation's Principal Operating Subsidiaries

   23.1     Consent of KPMG LLP

   99.1 Second Amended Joint Plan of Reorganization of Pillowtex Corporation and Its Debtor Subsidiaries (incorporated by reference to Exhibit
            99.2 to Pillowtex Corporation's Current Report on Form 8-K dated
            March 11, 2002)

   99.2 Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code for the Second Amended Joint Plan of Reorganization of Pillowtex
            Corporation and Its Debtor Subsidiaries (incorporated by reference to Exhibit 99.3 to Pillowtex Corporation's Current Report on Form
            8-K dated March 11, 2002)

b)   Reports On Form 8-K.
     -------------------

      During the quarter ended December 29, 2001, Pillowtex filed the following Current Report on Form 8-K:

            Current Report on Form 8-K, dated December 28, 2001 and filed December 28, 2001, reporting information under "Item 3. Bankruptcy or Receivership" regarding the filing of the Company's plan of reorganization.

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

                                 PILLOWTEX CORPORATION

                                 By:      /s/ Anthony T. Williams
                                      ---------------------------------------
                                         Anthony T. Williams
                                         President and Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2002.

Signatures                                           Title
----------                                           -----

/s/ Ralph W. LaRovere                  Chairman of the Board; Director
------------------------------
Ralph W. LaRovere

/s/ Anthony T. Williams                President and Chief Operating Officer; Director
------------------------------         (Principal Executive Officer)
Anthony T. Williams

/s/ Michael R. Harmon                  Executive Vice President and Chief Financial Officer
------------------------------        (Principal Financial Officer)
Michael R. Harmon

/s/ Paul G. Gillease                   Director
------------------------------
Paul G. Gillease

/s/ William B. Madden                  Director
------------------------------
William B. Madden

/s/ A. Allen Oakley                    Director
------------------------------
A. Allen Oakley

/s/ Mark A. Petricoff                  Director
------------------------------
Mark A. Petricoff

/s/ Scott E. Shimizu                   Director
------------------------------
Scott E. Shimizu

/s/ Mary R. Silverthorne               Director
------------------------------
Mary R. Silverthorne

/s/ Thomas D. D'Orazio                 Vice President and Corporate Controller
------------------------------         (Principal Accounting Officer)
Thomas D. D'Orazio

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

Independent Auditors' Report ..................................................      F-2

Consolidated Financial Statements:
---------------------------------

      Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000      F-3

      Consolidated Statements of Operations for years ended
        December 29, 2001, December 30, 2000 and January 1, 2000 ..............      F-4

      Consolidated Statements of Shareholders' Equity (Deficit) for
        years ended December 29, 2001, December 30, 2000 and January 1, 2000 ..      F-5

      Consolidated Statements of Cash Flows for years ended
        December 29, 2001, December 30, 2000 and January 1, 2000 ..............      F-6

      Notes to Consolidated Financial Statements ..............................      F-7

Financial Statement Schedule for years ended December 29,
  2001, December 30, 2000 and January 1, 2000

      Schedule II - Valuation and Qualifying Accounts .........................      S-1

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pillowtex Corporation and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for the each of the years in the three-year period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming Pillowtex Corporation will continue as a going concern. As discussed in the Note 1 to the consolidated financial statements, on November 14, 2000, Pillowtex Corporation, and substantially all of its subsidiaries (collectively, the Companies) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11). The Companies are currently operating their business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in Delaware (the Bankruptcy Court), and continuation of the Company as a going concern is contingent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the requisite parties under the United States Bankruptcy Code and confirmation by the Bankruptcy Court, the ability to comply with the debtor-in-possession financing facility, and the ability to generate sufficient cash from operations and obtain financing arrangements to meet future obligations. In addition, the Companies have experienced operating losses and negative operating cash flows and are currently in default under all of their pre-petition debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.


                                                   (signed) KPMG LLP

Charlotte, North Carolina
February 14, 2002

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                           Consolidated Balance Sheets
                     December 29, 2001 and December 30, 2000
                 (in thousands of dollars, except for par value)

                                                                                    December 29,     December 30,
                                                                                        2001             2000
                                                                                    ------------     ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents (including restricted cash of $3,861
    as of December 29, 2001)                                                        $    40,388           32,182
  Receivables:
    Trade, less allowances of $9,276 as of December 29, 2001 and $40,897
      as of December 30, 2000                                                           144,727          189,064
    Other                                                                                 4,478            6,192
  Inventories                                                                           200,578          262,145
  Assets held for sale                                                                    6,075            5,281
  Prepaid expenses                                                                        3,604            5,260
  Net assets of discontinued operations                                                   1,358           46,784
                                                                                    -----------       ----------
    Total current assets                                                                401,208          546,908

Property, plant and equipment, net                                                      453,440          525,990
Intangible assets, at cost less accumulated amortization of $40,899
  as of December 29, 2001 and  $27,802 as of December 30, 2000                          221,729          233,480
Other assets                                                                             11,250           29,391
                                                                                    -----------       ----------
    Total assets                                                                    $ 1,087,627        1,335,769
                                                                                    ===========       ==========
                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities not subject to compromise:
Current liabilities:
  Accounts payable                                                                  $    35,119           33,083
  Accrued expenses                                                                       59,837           57,182
  Current portion of long-term debt                                                         356               --
  Current portion of long-term debt in default                                          660,893           33,229
  Long-term debt in default                                                              10,920          660,790
                                                                                    -----------       ----------
    Total current liabilities                                                           767,125          784,284
Long-term debt, less current portion                                                        645               --
Noncurrent liabilities                                                                   48,950           40,016
                                                                                    -----------       ----------
    Total liabilities not subject to compromise                                         816,720          824,300
Liabilities subject to compromise                                                       500,840          492,093
                                                                                    -----------       ----------
    Total liabilities                                                                 1,317,560        1,316,393
Series A redeemable convertible preferred stock, $.01 par value;
  81,411 shares issued and outstanding for December 29, 2001
  and December 30, 2000                                                                  99,185           82,827
Shareholders' deficit:
  Preferred stock, $.01 par value; authorized 20,000,000 shares;
    only Series A issued                                                                     --               --
  Common stock, $.01 par value; authorized 55,000,000 shares; 14,250,892 as of
    December 29, 2001 and 14,252,069 as of December 30, 2000 shares issued
    and outstanding                                                                         143              143
  Additional paid-in capital                                                            160,120          160,120
  Accumulated deficit                                                                  (461,186)        (222,067)
  Accumulated other comprehensive loss                                                  (28,195)          (1,647)
                                                                                    -----------       ----------
    Total shareholders' deficit                                                        (329,118)         (63,451)
Commitments and contingencies
                                                                                    -----------       ----------
          Total liabilities and shareholders' deficit                               $ 1,087,627        1,335,769
                                                                                    ===========       ==========

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                     Consolidated Statements of Operations
      Years ended December 29, 2001, December 30, 2000 and January 1, 2000
              (in thousands of dollars, except for per share data)

                                                                     2001             2000             1999
                                                                 -----------       ----------       ----------
Net sales                                                        $ 1,031,055        1,259,004        1,432,434
Cost of goods sold                                                   992,540        1,222,572        1,241,903
                                                                 -----------       ----------       ----------
    Gross profit                                                      38,515           36,432          190,531
Selling, general, and administrative expenses                         92,275          126,353          114,020
Impairment of long-lived assets                                       40,961           24,400            2,000
Restructuring charges                                                 10,759               --               --
                                                                 -----------       ----------       ----------
    Earnings (loss) from operations                                 (105,480)        (114,321)          74,511
Interest and other expense (contractual interest of $98,929
  in 2001 and $111,061 in 2000)                                       64,666          107,062           87,279
                                                                 -----------       ----------       ----------
    Loss from continuing operations before
      reorganization items and income taxes                         (170,146)        (221,383)         (12,768)
Reorganization items                                                  31,401           19,368               --
                                                                 -----------       ----------       ----------
    Loss from continuing operations before income taxes             (201,547)        (240,751)         (12,768)
Income tax benefit                                                        --          (93,361)          (2,740)
                                                                 -----------       ----------       ----------
    Net loss from continuing operations                             (201,547)        (147,390)         (10,028)
Discontinued operations:
  Loss from operations, net of income tax benefit of
    $11,399 in 2000 and $5,161 in 1999                               (18,258)        (115,018)          (9,504)
  Loss on disposal                                                    (2,956)              --               --
                                                                 -----------       ----------       ----------
      Loss from discontinued operations                              (21,214)        (115,018)          (9,504)
                                                                 -----------       ----------       ----------
      Net loss                                                      (222,761)        (262,408)         (19,532)
Preferred dividends and accretion                                     16,358            8,928           12,294
                                                                 -----------       ----------       ----------
      Loss applicable to common shareholders                     $  (239,119)        (271,336)         (31,826)
                                                                 ===========       ==========       ==========

Basic and diluted loss per common share -
  Loss from continuing operations applicable
    to common shareholders                                       $    (15.29)          (10.97)           (1.58)
                                                                 ===========       ==========       ==========
  Loss applicable to common shareholders                         $    (16.78)          (19.04)           (2.25)
                                                                 ===========       ==========       ==========
Weighted average common shares outstanding -
  Basic and diluted                                                   14,251           14,252           14,154
                                                                 ===========       ==========       ==========

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)


           Consolidated Statements of Shareholders' Equity (Deficit)
      Years ended December 29, 2001, December 30, 2000 and January 1, 2000
              (in thousands of dollars, except for per share data)

                                              Common         Stock                       Retained      Accumulated        Total
                                            ------------------------    Additional       earnings         other        shareholders'
                                              Number          Par        paid-in       (accumulated    comprehensive      equity
                                             of shares       value       capital         deficit)          loss          (deficit)
                                            -----------     --------    -----------     -----------     -----------     -----------
Balance at January 2, 1999                   14,126,595     $    141    $   155,811     $    83,650     $    (1,669)    $   237,933

Comprehensive loss:
  Net loss                                           --           --             --         (19,532)             --         (19,532)
  Currency translation adjustments                   --           --             --              --             (62)            (62)
                                                                                                                        -----------
  Total comprehensive loss                                                                                                  (19,594)
                                                                                                                        -----------
Exercise of stock options,
  including tax benefits of $6                    3,375           --             49              --              --              49
Issuance of restricted stock                     46,398           --          1,190              --            (807)            383
Issuance of common stock -
  convertible debentures                         85,518            2          3,465              --              --           3,467
Accretion of Series A Preferred
  Stock                                              --           --             --            (216)             --            (216)
Preferred stock dividends                            --           --             --         (12,078)             --         (12,078)
Common stock dividends
  declared ($.18 per share)                          --           --             --          (2,555)             --          (2,555)
                                            -----------     --------    -----------     -----------     -----------     -----------
Balance at January 1, 2000                   14,261,886          143        160,515          49,269          (2,538)        207,389

Comprehensive loss:
  Net loss                                                        --             --        (262,408)             --        (262,408)
  Currency translation adjustments                                --             --              --              84              84
                                                                                                                        -----------
  Total comprehensive loss                                                                                                 (262,324)
                                                                                                                        -----------
Restricted stock - amortization and
  forfeitures                                   (15,469)          --           (586)             --             807             221
Issuance of common stock -
    convertible debentures                        5,652           --            191              --              --             191
Accretion of Series A Preferred
  Stock                                              --           --             --            (216)             --            (216)
Preferred stock dividends                            --           --             --          (8,712)             --          (8,712)
                                            -----------     --------    -----------     -----------     -----------     -----------
Balance at December 30, 2000                 14,252,069          143        160,120        (222,067)         (1,647)        (63,451)

Comprehensive loss:
  Net loss                                           --           --             --        (222,761)             --        (222,761)
  Currency translation adjustments                   --           --             --              --            (143)           (143)
  Excess of additional pension liability
    over unrecognized prior service cost             --           --             --              --         (26,405)        (26,405)
                                                                                                                        -----------
  Total comprehensive loss                                                                                                 (249,309)
                                                                                                                        -----------
Cancellation of restricted stock                 (1,177)          --             --              --              --              --
Accretion of Series A Preferred
  Stock                                              --           --             --            (216)             --            (216)
Preferred stock dividends                            --           --             --         (16,142)             --         (16,142)
                                            -----------     --------    -----------     -----------     -----------     -----------
Balance at December 29, 2001                 14,250,892     $    143    $   160,120     $  (461,186)    $   (28,195)    $  (329,118)
                                            ===========     ========    ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                     Consolidated Statements of Cash Flows
      Years ended December 29, 2001, December 30, 2000 and January 1, 2000
                            (in thousands of dollars)

                                                                         2001            2000            1999
                                                                      ---------       ---------       ---------
Cash flows from operating activities:
Net loss                                                              $(222,761)      $(262,408)      $ (19,532)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Loss from discontinued operations                                    21,214         115,018           9,504
    Depreciation and amortization                                        53,785          57,517          51,941
    Long-lived asset impairment                                          40,961          24,400           2,000
    Write-down of inventory                                                  --          49,538              --
    Reorganization items                                                   (118)         17,528              --
    Deferred income taxes                                                    --         (93,361)         (3,194)
    Changes in assets and liabilities,
      net of effects of divestiture of Blanket Division:
        Trade receivables                                                44,337          47,371         (28,349)
        Inventories                                                      60,720          51,305            (256)
        Accounts payable and accrued expenses                            23,388          (3,126)        (14,852)
        Other assets and liabilities                                     13,325          22,132             407
                                                                      ---------       ---------       ---------
      Net cash provided by (used in) continuing operations               34,851          25,914          (2,331)
                                                                      ---------       ---------       ---------

      Net cash provided by discontinued operations                        3,365           9,072          11,869

Cash flows from investing activities:
  Proceeds from sale of assets held for sale and property, plant
    and equipment                                                         4,589           4,925           6,151
  Proceeds from sale of Blanket Division                                 11,153              --              --
  Purchases of property, plant and equipment                            (12,832)        (33,197)        (89,737)
                                                                      ---------       ---------       ---------
      Net cash provided by (used in) investing activities                 2,910         (28,272)        (83,586)
                                                                      ---------       ---------       ---------

Cash flows from financing activities:
  Decrease in checks not yet presented for payment                      (11,785)         (8,427)        (18,592)
  Borrowings on revolving credit loans                                       --         849,413         383,028
  Repayments of revolving credit loans                                       --        (736,078)       (271,028)
  Retirement of long-term debt                                          (19,882)        (82,198)        (16,095)
  Payments of debt and equity issuance costs                             (1,253)         (2,100)             --
  Dividends paid                                                             --              --          (4,011)
  Proceeds from exercise of stock options                                    --              --              43
                                                                      ---------       ---------       ---------
      Net cash provided by (used in) financing activities               (32,920)         20,610          73,345
                                                                      ---------       ---------       ---------

Net change in cash and cash equivalents                                   8,206          27,324            (703)
Cash and cash equivalents at beginning of year                           32,182           4,858           5,561
                                                                      ---------       ---------       ---------
Cash and cash equivalents at end of year                              $  40,388       $  32,182       $   4,858
                                                                      =========       =========       =========

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

(1)   General

            Founded in 1954, Pillowtex Corporation ("Pillowtex" or the "Company") is one of the largest North American designers, manufacturers, and marketers of home textile products. Pillowtex's extensive product offerings include a full line of utility and fashion bedding and complementary bedroom textile products, as well as a full line of bathroom and kitchen textile products. As a leading supplier across all distribution channels, Pillowtex sells its products to mass merchants, department stores, and specialty retailers. The Company also markets its products to wholesale clubs, catalog merchants, institutional distributors, and international customers and on the Internet.

            Pillowtex is organized into two major operating divisions: Bed and Bath Division and Pillow and Pad Division. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, towels, bath rugs, and kitchen textile products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads. See note 18 below for financial information regarding segments.

            On November 14, 2000 (the "Petition Date"), Pillowtex and substantially all of its domestic subsidiaries (collectively, the "Debtors"), including Fieldcrest Cannon, Inc. ("Fieldcrest Cannon"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases pending for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes.

            The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. During 2001, the Company accrued $15.8 million for the estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection. Approximately $10.3 million of the prepetition liability relating to the rejected contracts and leases have been reflected as reorganization items, and the remaining $5.5 million has been included in the loss from discontinued operations in the accompanying consolidated statement of operations for 2001. The Company expects to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

            The United States trustee for the District of Delaware has appointed an Official Committee of Unsecured Creditors in accordance with the provisions of the Bankruptcy Code.

            On December 28, 2001, the Debtors filed with the Bankruptcy Court a Joint Plan of Reorganization and related Disclosure Statement. On February 26, 2002, the Debtors filed with the Bankruptcy Court a First Amended Joint Plan of Reorganization and related Disclosure Statement. On March 1, 2002, the Debtors filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization and related Disclosure Statement. On March 11, 2002, the Debtors filed with the Bankruptcy Court a revised version of the Second Amended Joint Plan of Reorganization (as so revised, the "Plan") and related Disclosure Statement (as so revised, the "Disclosure Statement") incorporating certain nonmaterial clarifications and modifications to reflect, among other things, events subsequent to March 1, 2002.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            The primary objectives of the Plan are to: (a) alter the Debtors' debt and equity structures to permit the Debtors to emerge from the Chapter 11 Cases with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise, or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors, and equity holders. The Plan provides for, among other things:

      . the cancellation of certain indebtedness in exchange for cash, common stock in reorganized Pillowtex (the "New Common Stock"), and/or warrants to purchase shares of New Common Stock ("New Warrants");

      . the cancellation of "Designated Post-Petition Loans" (as such term is defined in the Plan) having an aggregate principal amount of $150 million in exchange for the issuance by reorganized Pillowtex of $150 million aggregate principal amount of notes under a new secured term loan (the "Exit Term Loan");

      . the cancellation without consideration of Pillowtex's common stock and preferred stock that was issued and outstanding immediately prior to the Petition Date;

      . the assumption, assumption and assignment, or rejection of executory contracts or unexpired leases to which any Debtor is a party;

      . the reinstatement of approximately $11.4 million principal amount of industrial revenue bonds;

      .     the selection of boards of directors of the reorganized Debtors;

      . the merger of Pillowtex with and into a new Delaware corporation, with the new Delaware corporation as the surviving corporation; and

      . the corporate restructuring of certain of Pillowtex's subsidiaries to simplify the Company's corporate structure.

            Under the terms of the Plan, there are significant conditions precedent to both the confirmation of the Plan by the Bankruptcy Court and the subsequent effectiveness of the Plan. Conditions to the confirmation of the Plan include, among others, the receipt by the Debtors of a commitment for a revolving credit facility (the "Exit Financing Revolver Facility") on terms and conditions satisfactory to the Debtors and the unanimous consent of the holders of Designated Post-Petition Loans to the treatment thereof under the Plan as described in the immediately preceding paragraph. Conditions to the effectiveness of the Plan include, among others, the execution and delivery of the documentation effectuating the Exit Financing Revolver Facility and the execution and deliver of the documentation effectuating the Exit Term Loan. There can be no assurance that these conditions will be satisfied.

            It is presently anticipated that (a) the Exit Financing Revolver Facility will be a senior asset-based revolving credit facility in the amount of $200 million, including a $60 million letter of credit sub-facility, secured by a first priority lien on the accounts receivable, inventory, and trademarks of the reorganized Debtors and a second priority lien on the primary collateral that secures the Exit Term Loan and (b) the Exit Term Loan will be a $150 million senior five-year term loan secured by a first priority lien on certain real estate, plant, and equipment and a second priority lien on the primary collateral that secures that Exit Financing Revolver Facility. The principal amount of the Exit Term Loan may be immediately reduced utilizing borrowings under the Exit Financing Revolver Facility depending on borrowing base availability thereunder.

            The Bankruptcy Court has entered an order approving the Disclosure Statement as containing "adequate information" for creditors of the Debtors in accordance with section 1125 of the Bankruptcy Code. The Boards of Directors of Pillowtex and each of the other Debtors, as well as the Official Committee of Unsecured Creditors, believe that the Plan is in the best interests of the Company's creditors.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            On or about March 11, 2002, the Debtors commenced delivery of copies of the Plan and Disclosure Statement to parties in interest as required pursuant to the Bankruptcy Code. The Debtors have until 4:00 p.m., Eastern Time, on April 19, 2002 (the "Voting Deadline") to solicit acceptance of the Plan. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the Plan. The Bankruptcy Court has scheduled a confirmation hearing for the Plan on May 1, 2002 at 4:30 p.m., Eastern Time. There can be no assurance that the Plan will receive the requisite acceptance by creditors or that the Bankruptcy Court will confirm the Plan. To confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (a) with respect to each impaired class of creditors and equity holders, each holder in such class has accepted the plan or will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (b) each impaired class of creditors and equity holders has accepted the plan by the requisite vote (except as described in the following sentence), and (c) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity holders does not accept the plan and, assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made.

            As a result of the amount of prepetition indebtedness and the availability of the "cram down" provisions, the holders of the Company's capital stock will receive no value for their interests under the Plan.

            The Bankruptcy Code provides that the Debtors have exclusive periods during which only they may file and solicit acceptances of a plan of reorganization. These "exclusive periods" may be extended for "cause." As a result of several extensions, the Debtors have the exclusive right until May 15, 2002 to solicit acceptance of the Plan. Unless such period is again extended by the Bankruptcy Court, if the Debtors fail to obtain acceptance of the Plan from the requisite impaired classes of creditors by May 15, 2002, any party in interest, including a creditor, an equity holder, a committee of creditors or equity holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

            Since the Petition Date, the Debtors have conducted business in the ordinary course. During the pendency of the Chapter 11 Cases, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The Debtors are continuing to review their operations and to identify assets for disposition. On September 6, 2001, the Company sold the majority of the inventory and fixed assets associated with its Blanket Division (see note 5).

            The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

            The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to obtain confirmation of the Plan or another plan of reorganization, its ability to comply with the DIP Financing Facility (see note 11) and its ability to generate sufficient cash from operations and financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

            While under the protection of Chapter 11, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheets could materially change because of changes in business strategies and the effects of the Plan or another plan of reorganization.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            In the Chapter 11 Cases, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under the Plan or another plan of reorganization which must be confirmed by the Bankruptcy Court as described above. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheets. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to the terms of the Plan or another plan of reorganization, as confirmed by the Bankruptcy Court, and accordingly are not presently determinable.

            Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

(2)   Summary of Significant Accounting Policies

      (a)   Principles of Consolidation

            The consolidated financial statements include the financial statements of Pillowtex and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Fiscal Year

            The Company's fiscal year ends on the Saturday closest to December
            31. Fiscal year 1999 ended January 1, 2000, fiscal year 2000 ended December 30, 2000, and fiscal year 2001 ended December 29, 2001. Each year includes the results of operations for 52 weeks.

      (c)   Statements of Cash Flows

            For purposes of reporting cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. At December 29, 2001, approximately $3.9 million in cash was being held by the lenders under the Company's DIP Financing Facility (see note 11) as collateral for outstanding letters of credit.

            Supplemental disclosures of cash flow information for years 2001, 2000, and 1999 follow:

                                    2001          2000          1999
                                  --------       -------       ------

Interest paid                     $ 74,313        87,535       87,906
                                  ========       =======       ======

Income taxes paid (refunded)      $   (759)       (2,706)         769
                                  ========       =======       ======

      During the year ended December 29, 2001, the Company entered into a capital lease obligation of $1.1 million.

      (d)   Inventories

            Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) and last-in, first-out (LIFO) methods (see note 6).

      (e)   Derivative Financial Instruments and Hedging Activities

            During June 1998, Statement of Financial Accounts Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended by SFAS

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            Nos. 137 and 138, are effective for fiscal years beginning after June 15, 2000. The Company adopted the provisions of SFAS No. 133 as of December 31, 2000. The adoption of SFAS No. 133, as amended, did not have any impact on its financial position or results of operations. The Company enters into fixed-price contracts for purchases of raw material cotton and natural gas from its suppliers. SFAS No. 133, as amended, requires the Company to evaluate its commodity contracts to determine whether the contracts are "normal purchases or normal sales." The Company has concluded and documented that these contracts meet the definition of "normal purchases or normal sales," and therefore are not considered derivative instruments subject to the provisions of SFAS No. 133, as amended.

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

      (g)   Intangibles

            Intangible assets consist primarily of goodwill ($193.6 million and $199.1 million, net of accumulated amortization of $22.2 million and $16.8 million as of December 29, 2001 and December 30, 2000, respectively) recorded in connection with acquisitions. Goodwill represents the excess of purchase price over the fair value of net assets acquired. Amortization is provided using the straight-line method principally over an estimated useful life of 40 years.

            Other intangible assets consist principally of trademarks and deferred debt issuance costs. Trademarks are amortized using the straight-line method over their useful lives, which range from 5 to 40 years. Debt issuance costs are amortized using the effective interest method over the terms of the related debt (see note 20).

            The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any is measured based on projected discounted future operating cash flows. The discount rate used will be based on the Company's cost of capital. Other than the impairment described in note 3, the Company believes no impairment of goodwill has occurred and that no reduction of the estimated useful lives is warranted.

      (h)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
            Of

            The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and classified as assets held for sale.

      (i)   Fair Value of Financial Instruments

            The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value. The fair value of other financial instruments are included in note 11.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

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

      (k)   Stock Option Plan

            In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provides pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. Compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the date of grant.

      (l)   Revenue Recognition

            Revenue is recognized upon shipment of products. Reserves for sales returns and allowances are recorded in the same accounting period as the related revenues.

      (m)   Sales Incentive and Other Advertising Expense

            The Company employs a number of sales incentive programs to promote and maintain its product lines. The major programs are rebates, discounts, co-operative advertising, and market development funds. The Company expenses the costs of such programs as incurred.

            Sales incentive expense was approximately $50.9 million, $56.1 million, and $71.0 million during 2001, 2000, and 1999, respectively. Sales incentive expense is classified in part in net sales and in selling, general, and administrative expenses. In 2001, 2000 and 1999, sales incentive expense included in net sales and selling, general, and administrative expenses was $31.9 million and $19.0 million, $31.9 million and $24.2 million, and $51.2 million and $19.8 million, respectively.

            Other advertising expense included in selling, general, and administrative expenses during 2001, 2000, and 1999 was $1.5 million, $0.7 million, and $5.1 million, respectively. Such cost is expensed as incurred.

      (n)   Earnings (Loss) Per Share

            Basic earnings (loss) per share is computed by dividing earnings available for common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing (i) earnings (loss) available for common shareholders as adjusted to add back (if dilutive) convertible preferred dividends and accretion and the after-tax interest recognized in the period associated with convertible debt by (ii) the weighted average number of shares outstanding plus the number of dilutive additional shares that would have been outstanding if potentially dilutive securities had been issued.

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

      (p)   Use of Estimates

            The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See notes 1, 3, 12, and 16 for significant estimates, assumptions, and unresolved uncertainties as a result of the Chapter 11 Cases.

      (q)   Comprehensive Income (Loss)

            Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustments, and pension equity adjustments and is presented in the consolidated statements of shareholders' equity (deficit).

      (r)   Reclassifications

            The 2000 and 1999 consolidated financial statements have been restated to present the Blanket Division as a discontinued operation (see note 5).

            Approximately $12.8 million of information technology expenses associated with the Company's manufacturing systems have been reclassified in 1999 from selling, general, and administrative expenses to cost of goods sold to conform with the presentation used in 2000 and 2001.

(3)   Restructuring Charges and Impairment of Long-Lived Assets

            Restructuring Charges. During 2001, the Company announced the closure of the following locations: a towel manufacturing facility in Hawkinsville, Georgia; a cut-and-sew bedding facility in Rocky Mount, North Carolina; a sheet manufacturing facility in Kannapolis, North Carolina; a towel yarn manufacturing operation and cotton warehouse in Columbus, Georgia, a towel warehouse and distribution center in Phenix City, Alabama; a towel yarn manufacturing operation in Tarboro, North Carolina and a pillow manufacturing location in Toronto, Canada. The Company also scaled back towel production at another facility in Kannapolis, North Carolina. Only the Toronto location and the warehouse and distribution operations at Rocky Mount remained open at December 29, 2001, utilizing approximately 150 employees. In total, the facility closures impacted approximately 1,300 employees. The Rocky Mount facility manufactured decorative bedding exclusively under a license agreement, which expired on June 30, 2001. The production and functions performed at the other locations were relocated to existing facilities. The total charge recognized during 2001 for severance and related benefits was $6.5 million.

            In addition to the facility closures, during 2001, the Company implemented an enhanced early retirement plan under which salaried employees age 59 or older having at least five years of service were eligible to participate in the plan. Of the 135 employees eligible, 76 accepted. The Company also continued to implement a reduction in force among its salaried employees, terminating approximately 22 employees. The total charge relating to the early retirement plan and reduction in force recognized in 2001 was approximately $4.3 million.

            Activity in the reserve established for the restructuring charges is presented below:

Restructuring charges                                       $ 10,759
Payments                                                      (5,552)
Reclassification of early retirement program liability
  to pension liability                                        (4,144)
                                                            --------
Ending balance                                              $  1,063
                                                            ========

            Included in the loss from discontinued operations for the year ended December 29, 2001 is a $0.4 million restructuring charge consisting of severance and benefits associated with employees at a blanket yarn manufacturing plant in Newton, North Carolina. The facility was closed in connection with sale of the Company's Blanket Division (see note 5).

            Impairment of Long-Lived Assets. During 2001, the Company recognized charges for impairment of long-lived assets of $41.0 million. Approximately $36.5 million relates to the real property and equipment at the facilities discussed above. The Company also evaluated the carrying values of certain machinery and equipment classified as assets held for sale and recorded a write-down of $4.5 million.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            During 2000, the Company decided to permanently idle and sell certain manufacturing facilities and equipment and as a result determined that the carrying value of such assets was impaired. The Company recorded a charge of $24.4 million to reduce these assets to their estimated fair values.

            During 2000, the Company also determined that given the expected future operations of the Blanket Division, the carrying value of its long-lived assets and goodwill was also impaired. The Company recorded an asset impairment charge of $88.3 million to reduce the carrying value of these assets to their fair values. This impairment charge consisted of $38.3 million for goodwill associated with the Company's Blanket Division and $50.0 million for the impairment of property, plant, and equipment. This charge has been included in the loss from discontinued operations in the 2000 income statement. The Blanket Division was sold in September 2001 (see note 5).

            The impairment charges reflects management's estimate of the fair value of the assets as determined by the present value of expected future cash flows to be generated by the assets, including their ultimate disposition.

            As the reorganization process continues, it is possible that additional asset impairments may be required and that these impairments may be material to the Company's financial position and results of operations.

            Certain of the permanently idled facilities and equipment were included in the assets held for sale in the accompanying balance sheet as of December 29, 2001 at a carrying value of $6.1 million. Management expects to sell these assets within the next twelve months.

            During 1999, a $2.0 million impairment charge was recorded to reduce the carrying value of the Opelika, Alabama facility, which was closed in the first quarter of 1999, to its estimated fair value.

(4)   Earnings (Loss) Per Share

            There were no reconciling items between basic loss per share and diluted loss per share in 2001, 2000, and 1999, because the effects of the conversion of convertible preferred stock and convertible debentures would have been anti-dilutive for all periods presented. No options were assumed to be exercised during 2001, 2000, and 1999 as the exercise price exceeded the average market price. The convertible preferred stock was convertible into approximately 4.1 million shares, 3.1 million shares, and 2.7 shares in 2001, 2000, and 1999, respectively. The convertible debentures were convertible into 0.5 million shares, 0.5 million shares, and 0.5 million shares in 2001, 2000 and 1999, respectively. Options to purchase approximately 1.0 million shares, 1.1 million shares, and 1.0 million shares were outstanding in 2001, 2000, and 1999, respectively.

(5)   Sale of Blanket Division

            On September 6, 2001, the Company sold the majority of the inventory and fixed assets associated with its Blanket Division to Beacon Acquisition Corporation for approximately $13.4 million. The purchase price consisted of approximately $12.1 million in cash ($0.6 million of which was placed in escrow to secure post-closing obligations) and a three-year promissory note in a principal amount of approximately $1.3 million. The promissory note is secured by a pledge of 100% of the stock of the purchaser, a second lien on the majority of the assets being sold (excluding the Blanket Division's real property located in Swannanoa, North Carolina and Westminister, South Carolina), and a third lien on the Blanket Division's real property located in Swannanoa, North Carolina. The net cash proceeds of $11.2 million from the sale were applied to pay down the Company's senior debt facilities. The loss on the sale recognized during 2001 was $3.0 million.

            The results of operations and net assets of the Blanket Division have been accounted for as a discontinued operation. As a result, the 2000 and 1999 consolidated financial statements have been restated to reflect the Blanket Division as a discontinued operation. The net assets of the Blanket Division remaining at December 29, 2001 primarily include accounts receivable, accounts payable and accrued expenses. The losses from discontinued operations during 2001, 2000, and 1999 were $18.3 million, $115.0 million, and $9.5 million, respectively.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

(6)   Inventories

            Inventories consist of the following at December 29, 2001 and December 30, 2000:

                                  2001         2000
                                --------      -------

Finished goods                  $104,532      116,212
Work-in-process                   40,832       75,465
Raw materials and supplies        46,828       53,258
In-transit and off-site            8,386       17,210
                                --------      -------
                                $200,578      262,145
                                ========      =======

            At December 29, 2001 and December 30, 2000, 70% and 71%, respectively, of inventories were valued at LIFO.

            During 2000, the Company recorded a $49.5 million write-down of excess, obsolete, and distressed inventory. This charge was reflected in cost of goods sold and resulted from a slow down in the retail environment and the impact of the filing of the Chapter 11 Cases on November 14, 2000. The Chapter 11 Cases increased the pressure on the Company to liquidate its excess, obsolete, and distressed inventory in a shorter timeframe than in the past. As a result, the Company estimated it would receive lower prices when selling such inventory. The loss from discontinued operations for 2000 includes a $19.2 million write-down to reflect the Blanket Division's inventory at its estimated net realizable value based upon the Company's review of strategic alternatives with regard to the division. As discussed in note 5, the Blanket Division was sold in 2001.

            During 1999, the Company recorded a $4.9 million write-down to reduce certain inventory at the Blanket Division to its net realizable value. The write-down has been included in the loss from discontinued operations for 1999.

(7)   Property, Plant, and Equipment

            Property, plant, and equipment are stated at cost or fair value and consist of the following at December 29, 2001 and December 30, 2000:

                                                       2001           2000
                                                    ---------       --------
Land                                                $  24,529         27,671
Buildings and improvements                            157,655        161,249
Machinery and equipment                               329,590        372,968
Data processing equipment and software                100,727        100,782
Furniture and fixtures                                  4,579          5,991
Leasehold improvements                                  2,666          2,567
Projects in progress                                    6,632          8,341
                                                    ---------       --------
                                                      626,378        679,569
Less accumulated depreciation and amortization       (172,938)      (153,579)
                                                    ---------       --------
                                                    $ 453,440        525,990
                                                    =========       ========

            Interest costs of $0.9 million and $5.6 million incurred during 2000 and 1999, respectively, for the purchase and construction of qualifying fixed assets, were capitalized and are being amortized over the related assets' estimated useful lives. No interest costs were capitalized during 2001.

(8)   Accounts Payable and Accrued Expenses

            Accounts payable includes $0.3 million and $12.1 million at December 29, 2001 and December 30, 2000, respectively, of checks not yet presented for payment on zero balance disbursement accounts, less amounts on deposit at the banking institutions where the zero balance disbursement accounts are maintained.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            Accrued expenses consist of the following at December 29, 2001 and December 30, 2000:

                                                 2001         2000
                                                -------      ------
Employee-related compensation and benefits      $10,012      10,507
Insurance and workers' compensation               9,929      11,655
Customer rebates                                 14,455       8,529
Interest and commitment fees                      2,064       3,731
Advertising                                       5,763       7,699
Other accrued expenses                           17,614      15,061
                                                -------      ------
                                                $59,837      57,182
                                                =======      ======

            At December 29, 2001 and December 30, 2000, certain accrued expenses have been classified as liabilities subject to compromise (see note 12).

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

                                                        2001            2000
                                                      ---------       --------
Change in benefit obligation:
  Benefit obligation at beginning of year             $ 310,499        296,889
  Service cost                                            6,143          6,667
  Interest cost                                          23,194         22,740
  Actuarial loss                                         17,109          4,973
  Benefits paid                                         (23,935)       (20,770)
  Curtailments                                           (1,350)            --
  Special termination benefits                            4,144             --
                                                      ---------       --------
                                                      $ 335,804        310,499
                                                      =========       ========

Change in plan assets:
  Fair value of plan assets at beginning of year      $ 365,353        370,840
  Actual return on plan assets                          (21,436)        15,283
  Benefits paid                                         (23,935)       (20,770)
                                                      ---------       --------
     Fair value of plan assets at end of year         $ 319,982        365,353
                                                      =========       ========

Funded status:
  Benefit obligation                                  $(335,804)      (310,499)
  Fair value of plan assets                             319,982        365,353
  Unrecognized transition asset                             (18)           (26)
  Unrecognized prior service cost                           702            805
  Unrecognized net actuarial (gain) loss                 33,036        (37,285)
  Intangible asset                                         (702)            --
  Amount included in comprehensive income               (26,405)            --
                                                      ---------       --------
     Prepaid (accrued) benefit cost                   $  (9,209)        18,348
                                                      =========       ========

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            At December 29, 2001, the Company recognized an additional minimum pension liability of $27.1 million for the additional pension liability in excess of the accumulated benefit obligation. The additional minimum liability results from the value of the accumulated benefit obligation being greater than the fair value of the plan assets at December 29, 2001. The offsets to the additional minimum liability are a charge to shareholders' deficit of $26.4 million, representing the excess of additional pension liability over unrecognized prior service cost, and an intangible asset of $0.7 million.

                                                             2001           2000             1999
                                                           --------        -------        -----------
Weighted average assumptions as of December 29, 2001,
December 30, 2000 and January 1, 2000:
  Discount rate                                                7.25%          7.75%             8.00%
  Expected return                                              9.00%       9.00-9.50%     9.00-10.50%
  Compensation increase rate                                   3.50%          3.50%            4.00%

Components of net periodic pension cost (income):
  Service cost                                             $  6,143          6,667             7,615
  Interest cost                                              23,194         22,740            21,892
  Expected return on plan assets                            (31,305)       (34,272)          (34,379)
  Recognized net actuarial gain                                (471)        (2,798)               (2)
  Amortization of transition asset                               (8)            (8)               (8)
  Amortization of prior service cost                            103            104                35
  Special termination benefits                                4,144             --                --
  Curtailment gain                                           (1,350)            --                --
                                                           --------        -------        -----------
     Net periodic pension cost (income)                    $    450         (7,567)           (4,847)
                                                           ========        =======        ==========

            The $4.1 million charge for special termination benefits relates to the Company's enhanced early retirement program (see note 3) and has been included in restructuring charges in 2001. The curtailment gain relates to the sale of the Blanket Division (see note 5) and has been included in the loss on the sale of the Blanket Division in 2001.

            The Company also sponsors employee savings plans that cover substantially all employees. The Company's matching provisions under these plans vary, with some matches being discretionary. The matching formulas of certain plans can be changed annually. In 2001, 2000, and 1999, the Company incurred costs of $2.6 million, $2.7 million, and $3.2 million, respectively, to provide matching contributions for those plans with matching provisions.

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

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

                                                                    2001          2000
                                                                  --------       -------
Change in benefit obligation:
  Benefit obligation at beginning of year                         $ 31,647        34,418
  Service cost                                                         535           497
  Interest cost                                                      2,350         2,311
  Actuarial (gain) loss                                                785        (3,361)
  Benefits paid                                                     (2,307)       (2,218)
                                                                  --------       -------
     Benefit obligation at end of year                            $ 33,010        31,647
                                                                  ========       =======

Change in plan assets:
  Fair value of plan assets at beginning of year                  $     --            --
  Employer contributions                                             2,307         2,218
  Benefits paid                                                     (2,307)       (2,218)
                                                                  --------       -------
     Fair value of plan assets at end of year                     $     --            --
                                                                  ========       =======

Funded status:
  Benefit obligation                                              $(33,010)      (31,647)
  Unrecognized net actuarial gain                                   (5,925)       (7,294)
                                                                  --------       -------
     Accrued postretirement benefit cost included in accrued
       expenses and noncurrent liabilities                        $(38,935)      (38,941)
                                                                  ========       =======

                                                             2001          2000          1999
                                                           -----------------------------------
Weighted average assumptions as of December 29, 2001,
  December 30, 2000 and January 1, 2000:
  Discount rate                                               7.25%         7.75%         8.00%
  Compensation increase rate                                  3.50%         3.50%         4.00%

Components of net periodic postretirement cost:
  Service cost                                             $   535           497           582
  Interest cost                                              2,350         2,311         2,430
  Amortization of actuarial gain                              (584)         (342)          (28)
                                                           -----------------------------------
     Net periodic postretirement benefit cost              $ 2,301         2,466         2,984
                                                           ===================================

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

(11)  Long-term Debt and Liquidity

            Long-term debt consists of the following at December 29, 2001 and December 30, 2000:

                                                                                   2001              2000
                                                                                -----------       ----------
Revolver, less portion to be treated as post-petition debt                      $   233,051          255,956
Overline Credit Facility                                                             34,738           34,738
Term loans, less portion to be treated as post-petition debt                        242,004          268,090
Portion of revolver and term loans to be treated as post-petition debt              150,000          117,179
DIP Financing Facility                                                                   --               --

Industrial revenue bonds with interest rates from 3.60% to
  7.85% and maturities through July 1, 2021; generally collateralized
  by land and buildings                                                              13,185           14,925
9% Senior Subordinated Notes due 2007                                               185,000          185,000
10% Senior Subordinated Notes due 2006                                              125,000          125,000
6% Convertible Subordinated Sinking Fund Debentures due in 2012,
  inclusive of Cash Claimant Notes in the principal amount of $5.2 million           90,417           90,417
Other debt                                                                            2,106            3,131
                                                                                -----------       ----------
Total debt                                                                        1,075,501        1,094,436

Less:

  Current portion of long-term debt                                                    (356)              --

  Current portion of long-term debt in default                                     (660,893)         (33,229)

  Long-term debt in default                                                         (10,920)        (660,790)

  Liabilities subject to compromise (see note 12)                                  (402,687)        (400,417)
                                                                                -----------       ----------
Total long-term debt                                                            $       645               --
                                                                                ===========       ==========

      DIP Financing Facility

            On December 12, 2000, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a $150.0 million debtor-in-possession financing facility, including a $60.0 million letter of credit sub-facility, (the "DIP Financing Facility") with Bank of America, N.A. as agent for a syndicate of financing institutions comprised of certain of the Company's prepetition senior secured lenders, and to grant first priority priming liens and mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the DIP Financing Order, the Debtors were required to remit (or were deemed to have remitted) to the prepetition lenders as payment in respect of the prepetition senior debt facilities described below all cash collateral constituting proceeds of the prepetition collateral up to $150 million. All such cash collateral so remitted (or deemed remitted) was required to be re-advanced (or was deemed re-advanced) to the Debtors on a postpetition basis as the Designated Post-Petition Loans.

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

            On August 13, 2001, the Debtors and the lenders under the DIP Financing Facility entered into an amendment to the facility providing for, among other things, the (a) modification and addition of certain reporting requirements, (b) modification of the financial covenant requiring maintenance of an asset coverage ratio, (c) elimination of the financial covenant requiring maintenance of a minimum operating cash flow,
      (d) addition of a financial covenant requiring maintenance of a minimum level of earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and (e) elimination of a nine-month extension provision.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            On November 21, 2001, the Bankruptcy Court entered an order authorizing the Debtors to enter into another amendment to the facility, dated as of November 14, 2001, pursuant to which, (a) the scheduled termination date of the DIP Financing Facility was extended to June 30, 2002, (b) certain covenants were modified based on the Debtors' three-year strategic plan, (c) a new covenant was added limiting the incurrence of costs for relocation of equipment and costs associated with facility closures, (d) the commitment under the DIP Financing Facility was reduced from $125 million to $100 million, and (e) certain events of default were added relating to the Debtors' progress toward emergence from bankruptcy, which required the Debtors to file on or prior to December 31, 2001 a feasible plan of reorganization and disclosure statement and to obtain the Bankruptcy Court's approval of a disclosure statement on or prior to March 1, 2002, and further requires the Debtors to (i) obtain confirmation of a plan of reorganization on or prior to May 15, 2002 and (ii) cause a plan of reorganization to become effective on or prior to June 30, 2002.

            The Debtors and the lenders under the DIP Financing Facility entered into another amendment to the facility, dated as of February 8, 2002, providing for, among other things, the (a) further modification of the financial covenant relating to the asset coverage ratio, (b) modification of the covenant limiting the incurrence of costs for relocation of equipment and costs associated with facility closures, and (c) modification of the covenant relating to the level of capital expenditures. This amendment was obtained to allow the Company to proceed with certain aspects of the Company's business plan.

            The DIP Financing Facility will expire on the earliest to occur of
      (a) June 30, 2002, (b) the date on which the Plan or another plan of reorganization becomes effective, (c) any material non-compliance with any of the terms of the DIP Financing Order, (d) any event of default that shall have occurred under the DIP Financing Facility, or (e) consummation of a sale of substantially all of the assets of the Company pursuant to an order of the Bankruptcy Court.

            Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of London Interbank Offered Rate ("LIBOR") plus 4.00% or Bank of America's Base Rate (which is the higher of the Federal Funds Rate or Prime Rate plus, in either case, 0.50%) plus 1.50%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.75%, a letter of credit fee of 4.00%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility is secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities described below, a junior lien on certain plant and equipment that secure three of the industrial revenue bond facilities described below, and a first priority lien on all post-petition real and personal assets of the Company. The documentation evidencing the DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum level of EBITDA, as well as other covenants that limit, among other things, the incurrence of costs for relocation of equipment and costs associated with facility closures, indebtedness, liens, sales of assets, capital expenditures and investments, and prohibit dividend payments. The net proceeds of certain asset sales outside the ordinary course of business will reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business will be applied as a reduction of the DIP Financing Facility.

            No cash borrowings were outstanding on the DIP Financing Facility at December 29, 2001. Availability under the DIP Financing Facility is based upon the balances of eligible assets, reduced by outstanding debt and letters of credit. Availability under the DIP Financing Facility as of December 29, 2001 was approximately $25.0 million. As of December 29, 2001, the Company had $40.4 million in cash and cash equivalents, including $3.9 million in cash which was being held by the lenders under the DIP Financing Facility as collateral for outstanding letter of credit. As of December 29, 2001, the Company had $16.3 million in letters of credit outstanding under the DIP Financing Facility. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to the extent they are renewed, they will be reissued under the DIP Financing Facility or, assuming consummation of the Plan in accordance with its terms, the Exit Financing Revolver Facility.

            Assuming consummation of the Plan in accordance with its terms, holders of claims in respect of the DIP Financing Facility other than those relating to Designated Post-Petition Loans will be paid cash in an amount equal to such claim and holders of claims relating to Designated Post-Petition Loans will receive a note under the Exit Term Loan in an amount equal to the amount of such holder's Designated Post-Petition

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

      Loans. In addition, letters of credit issued under the DIP Financing Facility will be replaced with letters of credit issued under the Exit Financing Revolver Facility.

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

            As of December 29, 2001, (a) outstanding prepetition borrowings under the revolving credit facility were $233.0 million, (b) outstanding prepetition borrowings under the term loan facility were $242.0 million in the aggregate, and (c) outstanding letters of credit under the revolving credit facility were the $11.1 million in the aggregate. Pursuant to the DIP Financing Order, $150 million of prepetition borrowings under the senior debt facilities had become subject to treatment as postpetition debt. As prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility or, assuming consummation of the Plan in accordance with its terms, the Exit Financing Revolver Facility.

            As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various prepetition senior credit facilities for the year ended December 29, 2001 was 7.82%. The prepetition senior debt facilities expired on January 31, 2002.

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

            Assuming consummation of the Plan in accordance with its terms, the indebtedness under the senior debt facilities will be cancelled and, in exchange therefore, holders of claims in respect of the senior debt facilities will become entitled to receive New Common Stock.

      Overline Facility

            In May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility (the "Overline Facility") to obtain additional working capital availability. On July 27, 1999, the Overline Facility was amended to increase the amount of funds available to $35.0 million and to secure it with the same assets securing the senior debt facilities described above. As of December 29, 2001, outstanding borrowings under the Overline Facility were $34.7 million. The Overline Facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the Overline Facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The Overline Facility matured on January 31, 2002.

            Pursuant to the DIP Financing Order, the Bankruptcy Court authorized the Company to make scheduled interest payments on the Overline Facility. Even though these payments are being made, the Company remains in default under the Overline Facility.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            Assuming consummation of the Plan in accordance with its term, the indebtedness under the Overline Facility will be cancelled and, in exchange therefor, holders of claims in respect of the Overline Facility will become entitled to receive New Common Stock and New Warrants.

      Senior Subordinated Debt

            In connection with the Fieldcrest Cannon acquisition, the Company issued $185.0 million of 9% Senior Subordinated Notes due 2005 (the "9% Notes"), with interest payable semiannually commencing June 15, 1998. The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below. As of December 29, 2001, all of the 9% Notes remained outstanding.

            On November 12, 1996, the Company issued $125.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2006 (the "10% Notes"), with interest payable semiannually commencing May 15, 1997. The 10% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 9% Notes. As of December 29, 2001, all of the 10% Notes remained outstanding.

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

            Assuming consummation of the Plan in accordance with its terms, the indebtedness under the 9% Notes and the 10% Notes will be cancelled and, in exchange therefor, holders of claims in respect of 9% Notes or 10% Notes will become entitled to receive New Common Stock and New Warrants.

      Fieldcrest Cannon 6% Convertible Debentures

            As a result of the Company's acquisition of Fieldcrest Cannon, the outstanding Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012 (the "6% Convertible Debentures") are convertible, at the option of the holders, into a combination of cash and Common Stock. As of December 29, 2001, approximately $85.2 million aggregate principal amount of the 6% Convertible Debentures remain outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, the resulting cash component of the conversion consideration would have been approximately $57.2 million.

            Prior to the Petition Date, Fieldcrest Cannon issued certain non-interest bearing subordinated promissory notes (the "Cash Claimant Notes") in respect of the unpaid cash portion of the conversion consideration owing to certain holders of the 6% Convertible Debentures who had surrendered their debentures for conversion, but had not been paid the cash portion of the conversion consideration. As of December 29, 2001, the aggregate amount of the outstanding Cash Claimant Notes was $5.2 million.

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

            Assuming consummation of the Plan in accordance with its terms, the indebtedness under the 6% Convertible Debentures and the Cash Claimant Notes will be cancelled and, in exchange therefor, holders of claims in respect of the 6% Convertible Debentures and the Cash Claimant Notes will become entitled to receive New Common Stock and New Warrants.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

      Industrial Revenue Bonds

            The Company presently has obligations in respect of two industrial revenue bond facilities (the "IRB Facilities"). One of the IRB Facilities is secured by liens on specified plants and equipment and by a letter of credit. The other IRB Facility is secured by a letter of credit. As of December 29, 2001, $13.2 million of bonds in the aggregate were outstanding under the IRB Facilities.

            On February 6, 2001, the Bankruptcy Court authorized the Company to make scheduled principal and interest payments on the IRB Facilities. Even though these payments are being made, the Company remains in default of its obligations under each of the IRB Facilities.

            Assuming consummation of the Plan in accordance with its terms, the IRB Facilities will be reinstated and the letters of credit issued in respect thereof under the senior debt facilities described above will be replaced, substituted, or otherwise satisfied with equivalent letters of credit to be issued under the Exit Financing Revolver Facility.

      Adequacy of Capital Resources

            As discussed above, the Debtors are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, Pillowtex has incurred, and will continue to incur, significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. However, based on current and anticipated levels of operations and continued efforts to reduce inventories, and assuming consummation of the Plan prior to June 30, 2002, Pillowtex's management believes that Pillowtex's cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. The DIP Financing Facility is currently scheduled to terminate on June 30, 2002, and accordingly, if the Plan is not consummated in accordance with its terms prior to such date, Pillowtex would be required to obtain a further extension of the DIP Financing Facility or alternative financing. Pillowtex can provide no assurance that such an extension would be granted or that alternative financing would be available on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, Pillowtex's access to alternative financing in such a scenario would be very limited. Furthermore, in the event that cash flows, together with available borrowings under the DIP Financing Facility or alternative financing arrangements, are not sufficient to meet the Company's cash requirements, Pillowtex may be required to reduce planned capital expenditures; however, Pillowtex can provide no assurance that such reductions would be sufficient to cover any cash shortfalls. Management of the Debtors believes that, assuming consummation of the Plan in accordance with its terms and achievement of the Debtors' business plan and strategy, reorganized Pillowtex will have sufficient liquidity for the reasonably foreseeable future to service post-reorganization indebtedness and conduct its business as contemplated by the Debtors' business plan and strategy.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

      Fair Value

            The carrying and fair values of these financial instruments as of December 29, 2001 and December 30, 2000 are presented below. The fair values at December 29, 2001 were determined using the estimated recovery percentages included in the Disclosure Statement approved by the Bankruptcy Court on February 28, 2002 (see note 1). The recovery percentages are based on the estimated market prices of the New Common Stock and/or New Warrants and are subject to change. The fair values at December 30, 2000 were estimated by discounting the future cash flows using rates available at December 30, 2000 or obtaining market prices as of December 30, 2000.

                                              2001                         2000
                                     -----------------------      ----------------------
                                     Carrying         Fair        Carrying        Fair
                                       Amount         Value        Amount         Value
                                     ----------      -------      ---------      -------
Revolver, less portion to be
  treated as post-petition debt      $  233,051       95,085        255,956      159,973
Overline Credit Facility                 34,738          903         34,738       21,486
Term loans, less portion to be
  treated as post-petition debt         242,004       99,222        268,090      167,556
Portion of revolver and term
  loans to be treated as post-
  petition debt                         150,000      150,000        117,179      117,179
Industrial revenue bonds and
  other debt                             15,291       12,456         18,056       11,510
9% Senior Subordinated Notes
  due 2007                              185,000        4,810        185,000        9,250
10% Senior Subordinated
  Notes due 2006                        125,000        3,250        125,000        6,625
6% convertible
  subordinated sinking
  fund debentures due
  2012                                   90,417        2,350         90,417        3,617
                                     ----------      -------      ---------      -------
    Total                            $1,075,501      368,076      1,094,436      497,196
                                     ==========      =======      =========      =======

      Scheduled Maturities

            Aggregate maturities of long-term debt for each of the five years following December 29, 2001 and thereafter, assuming the unpaid principal balance at December 29, 2001 under the revolving credit facilities remains unchanged and based on the contractual terms of the instruments prior to the filing of the Chapter 11 Cases, are as follows:

                                                       Amount
Year                                                  --------
2002                                                  $669,081
2003                                                     7,781
2004                                                     6,932
2005                                                     6,273
2006                                                   131,268
Thereafter                                             254,166

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

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

                                                      2001         2000
                                                    --------      -------
9% Senior Subordinated Notes due 2007               $185,000      185,000
10% Senior Subordinated Notes due 2006               125,000      125,000
6% Convertible Subordinated Sinking Fund
  Debentures due 2012                                 90,417       90,417
Other unsecured debt                                   2,270           --
                                                    --------      -------
    Total long-term debt                             402,687      400,417
                                                    --------      -------
Interest accrued on above notes and debentures        14,018       14,448
Accounts payable                                      51,266       55,322
Nonqualified pension plan liability                   11,673       11,673
Liability for rejected contracts and leases           15,841           --
Other accrued expenses                                 5,355       10,233
                                                    --------      -------
                                                    $500,840      492,093
                                                    ========      =======

            As a result of the filing of the Chapter 11 Cases, no principal or interest payments will be made on unsecured prepetition debt without Bankruptcy Court approval or until the Plan or another plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest of $38.2 million on prepetition unsecured obligations has not been accrued after the Petition Date.

(13)  Income Taxes

            The components of income tax benefit are as follows:



                                          2001         2000          1999
                                        --------      -------       ------
U.S. federal - deferred                 $     --      (84,926)      (2,355)
State and foreign taxes - deferred            --       (8,435)        (385)
                                        --------      -------       ------
                                        $     --      (93,361)      (2,740)
                                        ========      =======       ======

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            A reconciliation of income tax benefit computed using the U.S. federal statutory income tax rate of 35% of loss from continuing operations before income taxes to the actual income tax benefit is as follows:

                                                      2001           2000           1999
                                                    --------       --------       --------
Expected tax benefit at U.S. statutory rate         $(70,541)       (84,263)        (4,468)
Amortization of goodwill                               1,898          1,956          2,036
State and foreign taxes, net of federal effect        (6,906)       (11,598)          (385)
Change in valuation allowance                         75,832             --             --
Other                                                   (283)           544             77
                                                    --------       --------       --------
                                                    $     --        (93,361)        (2,740)
                                                    ========       ========       ========

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of December 29, 2001 and December 30, 2000 are presented below:



Deductible temporary differences & carryforwards:        2001            2000
                                                      ---------       ---------
  Package design costs                                $     258              72
  Accrued employee benefits                              12,565          11,865
  State deferred income taxes                                --          18,613
  Accruals and allowances                                17,250          19,363
  Operating losses and credit carryforwards             220,316          98,774
  Other                                                   3,936           5,236
                                                      ---------       ---------
    Total gross deferred tax assets                     254,325         153,923

    Less valuation allowance                           (115,925)        (32,666)
                                                      ---------       ---------

    Net deferred tax assets                             138,400         121,257
                                                      ---------       ---------

Taxable temporary differences:
  Inventory costs and reserves                          (38,696)        (25,561)
  Depreciable assets                                    (80,133)        (72,338)
  State deferred income taxes                            (9,883)        (13,613)
  Trademarks                                             (9,688)         (9,745)
                                                      ---------       ---------
    Total gross deferred tax liabilities               (138,400)       (121,257)
                                                      ---------       ---------

    Net deferred tax liabilities                      $      --              --
                                                      =========       =========


            The table above includes net deferred tax assets of discontinued operations of $7.4 million and $32.7 million at December 29, 2001 and December 30, 2000, respectively, which have been completely offset by valuation allowances.

            At December 29, 2001, the Company has $536.0 million of federal and state operating loss carryforwards expiring 2006 through 2021, $2.0 million general business tax credit carryforward expiring 2005 through 2021 and $6.7 million unused alternative minimum tax credit carryforward that does not expire.

            In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at December 29, 2001 to be realized as a result of the reversal of existing taxable temporary differences.

            As part of the above analysis, a $32.6 million valuation allowance was established during the year ended December 30, 2000. The net change in the valuation allowance for the year ended December 29, 2001 was an $83.3 million increase.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

(14)  Redeemable Convertible Preferred Stock

            On December 19, 1997, the Company issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65.0 million less $2.1 million of issue costs. Accretion is being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrued from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate increased to 10% as a result of the Company's earnings per share for 1999 falling below predetermined targets. During the third and fourth quarters of 1999, the Company accrued and paid in kind a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock. Under the terms of the Series A Preferred Stock, dividends can be paid in cash or additional shares of Series A Preferred Stock until December 2002, at which time they must be paid in cash. Under the DIP Financing Facility, the Company is prohibited from paying any dividends on the Series A Preferred Stock. A total of 81,411 shares of Series A Preferred Stock were outstanding as of December 29, 2001. The commencement of the Chapter 11 Cases constitutes an "Event of Noncompliance" under the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provide that upon the occurrence of an Event of Noncompliance, the dividend rate on such stock will increase immediately to the lesser of 18% per annum and the maximum rate permitted by law. Accordingly, as of the Petition date, dividends on the Series A Preferred Stock began accruing at 18% per year, compounding quarterly.

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

            Assuming consummation of the Plan in accordance with its terms, the Series A Preferred Stock will be cancelled without consideration.

(15)  Stock Options

            In 1993, the Company established a stock option plan under which options may be granted to eligible employees and non-employee directors of the Company. Under the stock option plan, the Board of Directors may grant either nonqualified stock options or incentive stock options.

            At December 29, 2001, there were 684,000 shares available for grant under the stock option plan. No stock options were granted during 2001. The per share weighted-average fair value of stock options granted in 2000 and 1999 was $2.52 and $6.46 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                              2000          1999
                             -------       -------
Expected dividend yield        0.0%          0.0%
Stock price volatility        60.51         46.53
Risk-free interest rate        6.33          5.35
Expected option term         5 years       5 years

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

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

                                                2001              2000              1999
                                             ----------------------------------------------
Loss available for common shareholders:
  As reported                                $  (239,119)         (271,336)         (31,826)
  Pro forma                                     (240,434)         (272,951)         (33,410)

Loss per share:
  As reported - basic and diluted            $    (16.78)           (19.04)           (2.25)
  Pro forma - basic and diluted                   (16.87)           (19.15)           (2.36)

            All options are granted at an exercise price not less than the fair market value of the common stock at the date of grant. The option period may not be more than ten years from the date the option is granted, and options generally vest over a four-year period.

            A summary of option activity during 1999, 2000, and 2001 follows (shares in thousands):

                                              Weighted average
                                    Shares     exercise price
                                    ------    ----------------
Outstanding at January 2, 1999
  (142 shares exercisable)             899         $25.36
  Granted                              418          14.32
  Exercised                             (3)         12.72
  Canceled                            (272)         22.00
                                    ------
Outstanding at January 1, 2000
  (296 shares exercisable)           1,042          20.80
  Granted                              506           4.38
  Canceled                            (408)          5.44
                                    ------
Outstanding at December 30, 2000
  (387 shares exercisable)           1,140          15.03
  Canceled                            (143)         16.90
                                    ------
Outstanding at December 29, 2001
  (564 shares exercisable)             997         $14.77
                                    ======

            The table below provides weighted average exercise prices and weighted average remaining contractual life of options outstanding at December 29, 2001, segregated based upon ranges of exercise prices. Options are presented in thousands.

                                                                                                  Weighted
                                                                                                   average
                                                             Weighted           Weighted          remaining
                            Number         Number             average            average          contractual
                          of options     of options        exercise price     exercise price         life
                          outstanding    exercisable       (outstanding)      (exercisable)      (outstanding)
                          ------------------------------------------------------------------------------------
$2.56 - $4.32                 340            110              $ 4.16             $ 4.20              8.34
$4.56 - $15.63                220            129                8.13              10.12              6.22
$15.88 - $31.81               265            196               21.16              20.58              6.19
$33.50 - $44.38               172            129               34.29              34.29              6.13

            Assuming consummation of the Plan in accordance with its terms, all outstanding stock options will be cancelled without consideration.

(16)  Commitments and Contingent Liabilities

            Manufacturing equipment and facilities at certain locations, showrooms, sales offices, and warehouse space are leased under non-cancelable operating lease agreements. These leases generally require the Company to pay all executory costs such as maintenance and taxes. Rental expense for operating leases was approximately $28.2 million, $33.3 million, and $27.6 million during 2001, 2000, and 1999, respectively.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), which expire at various dates through 2009, are as follows:

Year                                                    Amount
----                                                   -------
2002                                                   $20,046
2003                                                    19,113
2004                                                    18,321
2005                                                    16,015
2006                                                    13,122
Thereafter                                               6,386

            At December 29, 2001, the Company had $43.1 million in outstanding cotton purchase commitments.

            From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of all matters currently pending will not have a materially adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

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

            Sales to the Company's largest individual customer, including its affiliated entities, accounted for approximately 31.2%, 20.1%, and 16.8% in 2001, 2000, and 1999, respectively. No other customer accounted for 10% or more of the Company's sales.

            Pillowtex may have difficulty in maintaining existing or creating new relationships with suppliers or vendors as a result of the Chapter 11 Cases. Pillowtex's suppliers and vendors may stop providing supplies or services to Pillowtex or provide such supplies or services only on "cash on delivery," "cash on order," or other terms that could have an adverse impact on Pillowtex's cash flow.

(18)  Segment Information

            The Company manufactures textile products for the bedroom, bathroom, and kitchen and markets them to department stores, discount stores, specialty shops, and certain institutional customers and over the Internet. The Company is organized into two major divisions that it considers operating segments: (1) Bed and Bath and (2) Pillow and Pad. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, as well as towels, bath rugs, and kitchen textile products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads. On September 6, 2001, the Company sold the majority of the inventory and fixed assets associated with its Blanket Division, which

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

      manufactured and sold blanket products (see note 5). Other includes the Company's retail stores, corporate activities, and the remaining assets associated with the Blanket Division.

            The accounting policies of the divisions are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates division performance based on gross profit. Interdivisional sales are not material.

            Information about the Company's divisions is presented below:

                                                Year ended December 29, 2001
                                 -------------------------------------------------------
                                    Bed          Pillow
                                    and           and
                                    Bath          Pad          Other(1)           Total
                                 -------------------------------------------------------
Net sales                        $  756,234      252,919        21,902          1,031,055
Gross profit (loss)                  39,672       34,630       (35,787)            38,515
Depreciation & amortization          38,437        3,370        11,978             53,785
Total assets                        820,871      133,803       132,953 (2)      1,087,627
Capital expenditures                  5,967          841         6,024             12,832

                                                Year ended December 30, 2000
                                 -------------------------------------------------------
                                    Bed          Pillow
                                    and           and
                                    Bath          Pad          Other(1)           Total
                                 -------------------------------------------------------
Net sales                        $  942,604      286,666        29,734          1,259,004
Gross profit (loss) (3)              61,825       28,452       (53,845)            36,432
Depreciation & amortization          42,031        2,886        12,800             57,717
Total assets                        983,983      117,371       234,415 (2)      1,335,769
Capital expenditures                 22,884          899         9,414 (4)         33,197

                                                Year ended January 1, 2000
                                 -------------------------------------------------------
                                    Bed          Pillow
                                    and           and
                                    Bath          Pad          Other(1)           Total
                                 -------------------------------------------------------
Net sales                        $1,095,344      303,969        33,121          1,432,434
Gross profit (loss)                 165,608       59,694       (34,771)           190,531
Depreciation & amortization          40,801        3,093         8,047             51,941
Total assets                      1,147,531      139,250       384,995 (2)      1,671,776
Capital expenditures                 46,815        1,544        41,378 (4)         89,737

(1) Includes retail stores and miscellaneous Corporate activities, including the Company's central information technology, manufacturing, human resource, and purchasing departments.
(2) Corporate amounts include primarily data processing equipment and software and other enterprise wide assets not allocated to the segments. Also includes net assets of discontinued operations of $1.4 million, $46.8 million, and $182.6 million in 2001, 2000, and 1999, respectively.
(3) Includes inventory write-downs of $39.8 million in the Bed and Bath Division, $8.2 million in the Pillow and Pad Division, and $1.5 million in Other.
(4) Includes capital expenditures for discontinued operations of $0.7 million and $6.2 million in 2000 and 1999, respectively.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

            The Company's principal geographic market is North America, primarily the United States. Pillowtex's current international business is concentrated in Canada, but the Company also sells its products in other foreign markets, including Asia, Australia, Europe, Mexico, and South America. Sales outside the United States accounted for approximately 2% of total sales in 2001, 5% in 2000 and 6% in 1999.

(19)  Selected Quarterly Financial Data (Unaudited)

            The following tables present unaudited financial data of the Company for each quarter of 2001 and 2000.

                                                       2001 quarter ended
                                    --------------------------------------------------------
                                    March 31         June 30     September 29    December 29
                                    ---------        -------     ------------    -----------
Net sales                           $ 278,925        237,135        271,395        243,600
Gross profit (loss)                     7,492         (1,503)        12,433         20,093
Net loss                              (48,227)       (80,676)       (43,689)       (50,169)

Loss per common  share - basic
  and diluted                           (3.64)         (9.56)         (3.39)         (3.83)

                                                       2000 quarter ended
                                    --------------------------------------------------------
                                     April 1         July 1      September 30    December 30
                                    ---------        -------     ------------    -----------
Net sales                           $ 324,419        323,868        330,391        280,326
Gross profit (loss)                    41,430         40,815         30,382        (76,195)
Net loss                               (9,727)        (6,118)       (16,268)      (230,295)

Loss per common  share - basic
  and diluted                           (0.82)         (0.57)         (1.29)        (16.36)

(20)  Reorganization Items

            The Company recognized the following items as reorganization items in the statement of operations:

                                               2001         2000
                                             --------       ------
Professional fees and other costs
   associated with the
   Chapter 11 Cases                          $ 17,169        1,840
Retention incentive plan                        5,393           --
Rejected contracts and lease
   agreements                                  10,360           --
Deferred financing fees associated with
   unsecured debt                                  --       17,528
Gain on renegotiated lease                       (118)          --
Interest income on investments                 (1,403)          --
                                             --------       ------
                                             $ 31,401       19,368
                                             ========       ======

      Professional Fees. During 2001, the Company paid approximately $14.4 million in professional fees associated with the Chapter 11 Cases.

      Key Employee Retention Program. To stabilize employee relations, the Company developed a key employee retention plan (the "Retention Plan"), which the Bankruptcy Court approved on March 6, 2001. The

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

      Retention Plan is designed to, among other things, ensure that the employees most critical to the Company's reorganization efforts are provided with sufficient economic incentives and protections to remain with the Company and fulfill their responsibilities through the successful conclusion of the Chapter 11 Cases. The Retention Plan consists of three separate components: (a) a retention incentive plan (the "Retention Incentive Plan"), (b) an emergence performance bonus plan, (the "Emergence Performance Bonus Plan"), and (c) an employee severance plan (the "Severance Plan").

      Under the Retention Incentive Plan, each eligible employee earns a specified retention incentive payment (the "Retention Incentive Payment"), based upon a percentage of his or her salary as determined by the Company's management, if the employee remains actively employed by the Company on the specified dates. Under the Retention Incentive Plan: (a) 25% of the total Retention Incentive Payment (approximately $1.5 million) was paid on April 9, 2001, (b) 25% of the total Retention Incentive Payment (approximately $1.5 million) was paid on November 14, 2001, (c) 25% of the total Retention Incentive Payment is to be paid on the earlier of (i) six months after the second payment is made or (ii) confirmation of a plan of reorganization, and (d) 25% of the total Retention Incentive Payment is to be paid 30 days following confirmation of a plan of reorganization. The Company currently estimates the total cost of the Retention Incentive Plan to be approximately $6.1 million. In addition, a discretionary retention pool of $500,000 is available for non-union employees not included in the Retention Incentive Plan.

      The Emergence Performance Bonus Plan provided an additional incentive payment to certain management employees considered essential to the implementation of the Company's restructuring to encourage them to remain with the Company through the plan of reorganization negotiation and confirmation process. Payments under the Emergence Performance Bonus Plan were tied directly to the amount of the distribution made under a confirmed plan of reorganization to unsecured creditors and length of the Reorganization Cases. Under the current circumstances, the Company does not anticipate making any payments of emergence bonuses under the Retention Plan.

      The purpose of the Severance Plan is to consolidate all severance agreements existing prior to the Petition Date into one severance plan, which supersedes all prior severance plans and the severance provisions of executives' employment arrangements. The Severance Plan covers all full-time employees of the Company, the majority of whom are not eligible to participate in any other components of the Retention Plan. With certain exceptions, under the Severance Plan, employees who are terminated for reasons other than death, disability, retirement or cause, are eligible to receive severance benefits equal to one week's salary for each completed year of service, with a minimum benefit of two weeks' salary and a maximum of 26 weeks' salary. In addition, eligible employees are entitled to receive medical insurance, life insurance and certain other benefits.

      Rejected Contracts and Leases. The Debtors are in the process of reviewing their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. During 2001, the Company accrued $15.8 million for the estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection. Approximately $10.3 million of the prepetition liability relating to the rejected contracts and leases have been reflected as reorganization items, and the remaining $5.5 million has been included in the loss from discontinued operations in the accompanying statement of operations for 2001. The Company expects to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

(21)  Recently Issued Accounting Standards

            In 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) issued EITF No. 00-14, "Accounting for Certain Sales Incentives", which the Company was required to adopt at the beginning of fiscal 2001. The Company was already in compliance with the accounting guidance prescribed in EITF No. 00-14, and as a result, the adoption of EITF No. 00-14 had no impact on the Company's financial position or results of operations. The EITF also issued EITF No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products and Services to be Delivered in the Future", and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" (collectively, the "EITFs"), which address various aspects of accounting for consideration given by a vendor to a customer or a reseller of products. The

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

      Company is required to adopt the provisions of the EITFs as of the beginning of fiscal 2002, which commenced December 30, 2001. The EITFs will require the Company to classify all consideration paid to customers as a reduction to revenue. Prior to December 30, 2001, the Company classified amounts paid to customers for co-operative advertising and marketing in selling, general, and administrative expenses. If the Company had adopted these EITFs in 2001, approximately $19.0 million of selling, general, and administrative expense would have been reclassified as a reduction of net sales.

            In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. Under SFAS No. 142, beginning in fiscal 2002, which commences December 30, 2001, the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt SFAS No. 142 as of December 30, 2001. If the Company had adopted SFAS No. 142 in 2001, selling, general, and administrative expenses would have decreased by $6.3 million, representing the amortization expense recognized on the Company's goodwill and trademarks.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 also retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

            The Company is required to adopt SFAS No. 144 as of December 30, 2001. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, the Company cannot presently determine the effects that adoption of SFAS No. 144 will have on the Company's financial statements.

(22)  Subsequent Events (Unaudited)

            On February 28, 2002, the Company announced the closure of the towel finishing operations in Phenix City, Alabama and Columbus, Georgia. The facilities are estimated be closed by June 1, 2002 and will impact approximately 980 employees. The majority of the goods produced at the plants will be produced at an existing facility in Kannapolis, North Carolina and the remaining items will be purchased from other suppliers. The Company currently expects to recognize a restructuring charge between $3.0 million and $3.5 million in the first quarter of 2002 for severance and related benefits associated with the terminated employees. In addition, the Company believes it will incur a charge for impairment of long-lived assets for the real property and machinery and equipment associated with the facilities. Appraisals of the assets are currently in process, and the resulting write-downs of these long-lived assets are not presently known.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

(23)  Supplemental Condensed Consolidating Financial Information (Unaudited)

      The following is summarized condensed consolidating financial information for Pillowtex, segregating Pillowtex (the "Parent") and guarantor subsidiaries from non-guarantor subsidiaries. The guarantor subsidiaries are wholly-owned subsidiaries of Pillowtex and guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that these financial statements would not provide relevant material additional information to users of the financial statements. The combined parent and guarantor subsidiaries information shown below approximates the financial information of the debtors.

                                                                              December 29, 2001
                                                -----------------------------------------------------------------------------
                                                                  Guarantor    Non-Guarantor
         Financial Position                      Parent         Subsidiaries   Subsidiaries    Elimination       Consolidated
     --------------------------                 -----------------------------------------------------------------------------
   Assets:
Trade receivables                               $      --           140,489         4,238              --            144,727
Receivables from affiliates                       773,297                --            --        (773,297)                --
Inventories                                            --           197,167         3,411              --            200,578
Other current assets                                   --            55,427           476              --             55,903
                                                ---------         ---------        ------        --------         ----------
      Total current assets                        773,297           393,083         8,125        (773,297)           401,208

Property, plant and equipment, net                     38           452,714           688              --            453,440
Intangibles                                         1,131           218,460         2,138              --            221,729
Other assets                                       29,691             4,305            --         (22,746)            11,250
                                                ---------         ---------        ------        --------         ----------
      Total assets                                804,157         1,068,562        10,951        (796,043)         1,087,627
                                                =========         =========        ======        ========         ==========

Liabilities and shareholders' deficit:
Liabilities not subject to compromise:
Accounts payable and accrued liabilities           41,859            52,775           322              --             94,956
Payables to affiliates                                 --           765,228         8,069        (773,297)                --
Other current liabilities                              --               356            --              --                356
Long-term debt in default                         659,793            12,020            --              --            671,813
                                                ---------         ---------        ------        --------         ----------
      Total current liabilities                   701,652           830,379         8,391        (773,297)           767,125

Noncurrent liabilities                                 --            49,595            --              --             49,595
                                                ---------         ---------        ------        --------         ----------
      Total liabilities not subject
        to compromise                             701,652           879,974         8,391        (773,297)           816,720

Liabilities subject to compromise                 332,438           168,402            --              --            500,840

Redeemable convertible preferred stock             99,185                --            --              --             99,185

Shareholders' equity (deficit)                   (329,118)           20,186         2,560         (22,746)          (329,118)
                                                ---------         ---------        ------        --------         ----------

Total liabilities and shareholders'
  equity (deficit)                              $ 804,157         1,068,562        10,951        (796,043)         1,087,627
                                                =========         =========        ======        ========         ==========

                                                                                  December 30, 2000
                                                ----------------------------------------------------------------------------------
                                                                  Guarantor     Non-Guarantor
         Financial Position                       Parent         Subsidiaries    Subsidiaries      Elimination        Consolidated
     --------------------------                 ----------------------------------------------------------------------------------
   Assets:
Trade receivables                                       --           181,173          7,891                 --            189,064
Receivables from affiliates                        787,590                --             --           (787,590)                --
Inventories                                             --           255,257          6,888                 --            262,145
Other current assets                                    --            94,890            809                 --             95,699
                                                ----------         ---------        -------         ----------         ----------
      Total current assets                         787,590           531,320         15,588           (787,590)           546,908

Property, plant and equipment, net                     320           524,686            984                 --            525,990
Intangibles                                          6,622           224,652          2,206                 --            233,480
Other assets                                       214,090            53,914             --           (238,613)            29,391
                                                ----------         ---------        -------         ----------         ----------
      Total assets                               1,008,622         1,334,572         18,778         (1,026,203)         1,335,769
                                                ==========         =========        =======         ==========         ==========

Liabilities and shareholders' deficit:
Liabilities not subject to compromise:
Accounts payable and accrued liabilities             4,151            83,233          2,881                 --             90,265
Payables to affiliates                                  --           779,207          8,383           (787,590)                --
Other current liabilities                              984            32,369           (124)                --             33,229
Long-term debt in default                          660,790                --             --                 --            660,790
                                                ----------         ---------        -------         ----------         ----------
      Total current liabilities                    665,925           894,809         11,140           (787,590)           784,284

Noncurrent liabilities                                  --            39,910            106                 --             40,016
                                                ----------         ---------        -------         ----------         ----------
      Total liabilities not subject
        to compromise                              665,925           934,719         11,246           (787,590)           824,300

Liabilities subject to compromise                  323,321           168,772             --                 --            492,093

Redeemable convertible preferred stock              82,827                --             --                 --             82,827

Shareholders' equity (deficit)                     (63,451)          231,081          7,532           (238,613)           (63,451)
                                                ----------         ---------        -------         ----------         ----------

Total liabilities and shareholders'
  equity (deficit)                               1,008,622         1,334,572         18,778         (1,026,203)         1,335,769
                                                ==========         =========        =======         ==========         ==========

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

                                                                               Years ended
                                             ---------------------------------------------------------------------------------
                                                                             December 29, 2001
                                             ---------------------------------------------------------------------------------
                                                               Guarantor        Non-Guarantor
       Results of Operations                   Parent         Subsidiaries      Subsidiariez     Eliminations     Consolidated
-------------------------------------        ---------------------------------------------------------------------------------
Net sales                                    $      --          1,040,305          15,872          (25,122)         1,031,055

Cost of goods sold                                  --            998,427          19,235          (25,122)           992,540
                                             ---------------------------------------------------------------------------------
Gross profit (loss)                                 --             41,878          (3,363)              --             38,515
Selling, general, and administrative
  expenses                                      (6,804)            97,970           1,109               --             92,275
Impairment of long-lived assets                     --             40,961              --               --             40,961

Restructuring charges                               --             10,594             165               --             10,759
                                             ---------------------------------------------------------------------------------
  Earnings (loss) from operations                6,804           (107,647)         (4,637)              --           (105,480)
Equity in earnings (loss) of
  subsidiaries                                (215,867)                --              --          215,867                 --

Interest expense (income)                      (17,238)            80,229             335               --             63,326
                                             ---------------------------------------------------------------------------------
Earnings (loss) from continuing
  operations before reorganization
  items and income taxes                      (191,825)          (187,876)         (4,972)         215,867           (168,806)

Reorganization items                            30,936                465              --               --             31,401
                                             ---------------------------------------------------------------------------------
Earnings (loss) from continuing
  operations before  income tax               (222,761)          (188,341)         (4,972)         215,867           (200,207)
Income taxes                                        --                 --              --               --                 --
                                             ---------------------------------------------------------------------------------
Net earnings (loss) from
  continuing operations                       (222,761)          (188,341)         (4,972)         215,867           (200,207)
Loss from discontinued operations                   --            (22,554)             --               --            (22,554)
                                             ---------------------------------------------------------------------------------
Net loss                                      (222,761)          (210,895)         (4,972)         215,867           (222,761)
Preferred dividends and accretion               16,358                 --              --               --             16,358
                                             ---------------------------------------------------------------------------------
Earnings (loss) available for
  common shareholders                        $(239,119)          (210,895)         (4,972)         215,867           (239,119)
                                             =================================================================================

                                                                               Years ended
                                             ---------------------------------------------------------------------------------
                                                                             December 30, 2000
                                             ---------------------------------------------------------------------------------
                                                               Guarantor        Non-Guarantor
       Results of Operations                   Parent         Subsidiaries      Subsidiariez     Eliminations     Consolidated
-------------------------------------        ---------------------------------------------------------------------------------
Net sales                                           --          1,271,160          26,236          (38,392)         1,259,004

Cost of goods sold                                  --          1,231,600          29,364          (38,392)         1,222,572
                                             ---------------------------------------------------------------------------------
Gross profit (loss)                                 --             39,560          (3,128)              --             36,432
Selling, general, and administrative
  expenses                                      (2,306)           127,727             932               --            126,353
Impairment of long-lived assets                     --             24,400              --               --             24,400

Restructuring charges                               --                 --              --               --                 --
                                             ---------------------------------------------------------------------------------
  Earnings (loss) from operations                2,306           (112,567)         (4,060)              --           (114,321)
Equity in earnings (loss) of
  subsidiaries                                (245,609)                --              --          245,609                 --

Interest expense (income)                       15,259             90,751           1,052               --            107,062
                                             ---------------------------------------------------------------------------------
Earnings (loss) from continuing
  operations before reorganization
  items and income taxes                      (258,562)          (203,318)         (5,112)         245,609           (221,383)

Reorganization items                             8,380             10,988              --               --             19,368
                                             ---------------------------------------------------------------------------------
Earnings (loss) from continuing
  operations before income tax                (266,942)          (214,306)         (5,112)         245,609           (240,751)
Income taxes                                    (4,534)           (88,827)             --               --            (93,361)
                                             ---------------------------------------------------------------------------------
Net earnings (loss) from
  continuing operations                       (262,408)          (125,479)         (5,112)         245,609           (147,390)
Loss from discontinued operations                   --           (115,018)             --               --           (115,018)
                                             ---------------------------------------------------------------------------------
Net loss                                      (262,408)          (240,497)         (5,112)         245,609           (262,408)
Preferred dividends and accretion                8,928                 --              --               --              8,928
                                             ---------------------------------------------------------------------------------
Earnings (loss) available for
  common shareholders                         (271,336)          (240,497)         (5,112)         245,609           (271,336)
                                             =================================================================================

                                                                       Year Ended January 1, 2000
                                             ---------------------------------------------------------------------------------
                                                               Guarantor        Non-Guarantor
       Results of Operations                   Parent         Subsidiaries      Subsidiariez     Eliminations     Consolidated
-------------------------------------        ---------------------------------------------------------------------------------
Net sales                                           --          1,414,638          25,902          (8,106)         1,432,434

Cost of goods sold                                  --          1,225,100          24,909          (8,106)         1,241,903
                                             --------------------------------------------------------------------------------
Gross profit                                        --            189,538             993              --            190,531
Selling, general, and administrative
  expenses                                      (5,477)           118,641             856              --            114,020
Impairment of long-lived assets                     --              2,000              --              --              2,000

Restructuring charges                               --                 --              --              --                 --
                                             --------------------------------------------------------------------------------
  Earnings (loss) from operations                5,477             68,897             137              --             74,511
Equity in earnings (loss) of
  subsidiaries                                 (21,793)                --              --          21,793                 --

Interest expense (income)                        1,998             85,301             (20)             --             87,279
                                             --------------------------------------------------------------------------------
Earnings (loss) from continuing
  operations before reorganization
  items and income taxes                       (18,314)           (16,404)            157          21,793            (12,768)

Reorganization items                                --                 --              --              --                 --
                                             --------------------------------------------------------------------------------
Earnings (loss) from continuing
  operations before income tax                 (18,314)           (16,404)            157          21,793            (12,768)
Income taxes                                     1,218             (3,881)            (77)             --             (2,740)
                                             --------------------------------------------------------------------------------
Net earnings (loss) from
  continuing operations                        (19,532)           (12,523)            234          21,793            (10,028)
Loss from discontinued operations                   --             (9,504)             --              --             (9,504)
                                             --------------------------------------------------------------------------------
Net loss                                       (19,532)           (22,027)            234          21,793            (19,532)
Preferred dividends and accretion               12,294                 --              --              --             12,294
                                             --------------------------------------------------------------------------------
Earnings (loss) available for
  common shareholders                          (31,826)           (22,027)            234          21,793            (31,826)
                                             ===============================================================================

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                   Notes to Consolidated Financial Statements
                     December 29, 2001 and December 30, 2000
           (Tables in thousands of dollars, except for per share data)

                                                              Years Ended
                              ------------------------------------------------------------------------
                                                           December 29, 2001
                              ------------------------------------------------------------------------
                                              Guarantor    Non-Guarantor
Cash Flows                    Parent         Subsidiaries   Subsidiaries    Eliminations  Consolidated
                              ------------------------------------------------------------------------
Net cash provided by
  (used in) operating
  activities                  $  4,117          30,010          724              --          34,851

Net cash provided by
  discontinued
  operations                        --           3,365           --              --           3,365

Net cash provided by
  (used in) investing
  activities                    (4,117)          7,185         (158)             --           2,910

Net cash provided by
  (used in) financing
  activities                        --         (32,354)        (566)             --         (32,920)
                              ---------------------------------------------------------------------
Net change in cash
  and cash equivalents              --           8,206           --              --           8,206
Cash and
  cash equivalents
  at beginning of year              --          32,182           --              --          32,182
                              ---------------------------------------------------------------------

Cash and cash
  equivalents
  end of year                 $     --          40,388           --              --          40,388
                              =====================================================================

                                                            Years Ended
                              ----------------------------------------------------------------------
                                                         December 30, 2000
                              ----------------------------------------------------------------------
                                             Guarantor    Non-Guarantor
Cash Flows                    Parent        Subsidiaries   Subsidiaries   Eliminations  Consolidated
                              ----------------------------------------------------------------------
Net cash provided by
  (used in) operating
  activities                  (15,259)         40,942          231             --         25,914

Net cash provided by
  discontinued
  operations                       --           9,072           --             --          9,072

Net cash provided by
  (used in) investing
  activities                       --         (28,045)        (227)            --        (28,272)

Net cash provided by
  (used in) financing
  activities                   15,259           5,355           (4)            --         20,610
                              ------------------------------------------------------------------
Net change in cash
  and cash equivalents             --          27,324           --             --         27,324
Cash and
  cash equivalents
  at beginning of year             --           4,858           --             --          4,858
                              ------------------------------------------------------------------

Cash and cash
  equivalents
  end of year                      --          32,182           --             --         32,182
                              ==================================================================

                                                             Years ended
                              -------------------------------------------------------------------------
                                                           January 1, 2000
                              -------------------------------------------------------------------------
                                             Guarantor    Non-Guarantor
Cash Flows                     Parent       Subsidiaries   Subsidiaries     Eliminations   Consolidated
                              -------------------------------------------------------------------------
Net cash provided by
  (used in) operating
  activities                  (32,752)         38,307         (7,886)             --          (2,331)

Net cash provided by
  discontinued
  operations                       --          11,869             --              --          11,869

Net cash provided by
  (used in) investing
  activities                       98         (83,569)          (115)             --         (83,586)

Net cash provided by
  (used in) financing
  activities                   32,654          32,697          7,994              --          73,345
                              ----------------------------------------------------------------------
Net change in cash
  and cash equivalents             --            (696)            (7)             --            (703)
Cash and
  cash equivalents
  at beginning of year             --           5,554              7              --           5,561
                              ----------------------------------------------------------------------

Cash and cash
  equivalents
  end of year                      --           4,858             --              --           4,858
                              ======================================================================

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                 Schedule II - Valuation and Qualifying Accounts

      Years ended December 29, 2001, December 30, 2000 and January 1, 2000
                             (dollars in thousands)

                                                        Additions                  Deductions
                                               ------------------------------      ------------
                              Balance at                                                              Balance at
                             beginning of       Charged to        Charged to        Write-offs/          end
                                period           Expense        Other Accounts      Recoveries         of period
                             ------------      ------------      ------------      ------------      ------------
Allowance for:
  Returns & Allowances
  and Doubtful Accounts

  Year ended 2001            $     40,897      $     19,404                --      $     51,025 (1)  $      9,276
                             ============      ============      ============      ============      ============
  Year ended 2000            $     31,897      $     51,138                --      $     42,138 (1)  $     40,897
                             ============      ============      ============      ============      ============
  Year ended 1999            $     19,891      $     44,169                --      $     32,163 (1)  $     31,897
                             ============      ============      ============      ============      ============

Inventory reserves:

  Year ended 2001            $     46,699      $     33,826                --      $     69,008      $     11,517
                             ============      ============      ============      ============      ============
  Year ended 2000            $     12,641      $     53,947                --      $     19,889      $     46,699
                             ============      ============      ============      ============      ============
  Year ended 1999            $     13,478      $      9,562                --      $     10,399      $     12,641
                             ============      ============      ============      ============      ============

(1)   Accounts written off, less recoveries