Form 10-Q
period 2002-03-31
PILLOWTEX CORP
filed 2002-05-14
CIK 896265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                         Commission file number: 1-11756

                              PILLOWTEX CORPORATION
             (Exact name of registrant as specified in its charter)

                  TEXAS                                    75-2147728
        (State of incorporation)               (IRS Employer Identification No.)

          One Lake Circle Drive
       Kannapolis, North Carolina                            28081
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

                Yes [X]                                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at May 10, 2002
               -----                           ---------------------------
   Common Stock, $.01 par value                         14,250,892

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                                      INDEX

Part I -   Financial Information                                        Page No.

Item 1.    Unaudited Consolidated Financial Statements:

           Consolidated Balance Sheets as of March 30, 2002,
             March 31, 2001 and December 29, 2001                           2

           Consolidated Statements of Operations for the three months
             ended March 30, 2002 and March 31, 2001                        3

           Consolidated Statements of Cash Flows for the three months
             ended March 30, 2002 and March 31, 2001                        4

           Notes to Consolidated Financial Statements                       5

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 27

Part II -  Other Information

Item 6.    Exhibits and Reports on Form 8-K                                37

Signature                                                                  38

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except for par value)

                                                                            March 30,     March 31,    December 29,
                                                                              2002           2001          2001
                                                                           -----------   -----------   ------------
                                                                           (unaudited)   (unaudited)    (audited)
                              ASSETS
Current assets:
   Cash and cash equivalents (including restricted cash of $4,724 as of
      March 30, 2002 and $3,861 as of December 29, 2001)                   $   28,400       34,645         40,388

   Receivables:
      Trade, less allowances of $8,329 as of March 30, 2002, $25,534
         as of March 31, 2001 and $9,276 as of December 29, 2001              146,057      177,663        144,727
      Other                                                                     9,504        5,996          4,478
   Inventories                                                                189,888      248,427        200,578
   Assets held for sale                                                         5,121        6,064          6,075
   Prepaid expenses                                                             4,474        4,982          3,604
   Net assets of discontinued operations                                          395       41,736          1,358
                                                                           ----------    ---------      ---------
      Total current assets                                                    383,839      519,513        401,208
Property, plant and equipment, less accumulated depreciation of $172,410 as of March 30, 2002, $165,147 as of March 31, 2001 and
   $172,938 as of December 29, 2001                                           418,587      515,072        453,440
Intangible assets, at cost less accumulated amortization of
   $41,495 as of March 30, 2002, $29,533 as of March 31, 2001
   and $40,899 as of December 29, 2001                                        221,318      230,332        221,729
Other assets                                                                   11,046       29,341         11,250
                                                                           ----------    ---------      ---------
         Total assets                                                      $1,034,790    1,294,258      1,087,627
                                                                           ==========    =========      =========
               LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities not subject to compromise:
Current liabilities:
   Accounts payable                                                        $   34,190       38,775         35,119
   Accrued expenses                                                            55,048       66,735         59,837
   Current portion of long-term debt                                              843           --            356
   Current portion of long-term debt in default                               660,191      679,591        660,893
   Long-term debt in default                                                   10,920       13,405         10,920
                                                                           ----------    ---------      ---------
      Total current liabilities                                               761,192      798,506        767,125
Long-term debt, less current portion                                            3,049           --            645
Noncurrent liabilities                                                         49,847       39,777         48,950
                                                                           ----------    ---------      ---------
      Total liabilities not subject to compromise                             814,088      838,283        816,720
Liabilities subject to compromise                                             499,812      484,989        500,840
                                                                           ----------    ---------      ---------
         Total liabilities                                                  1,313,900    1,323,272      1,317,560

Series A redeemable convertible preferred stock, $.01 par value;
   81,411 shares issued and outstanding for
   March 30, 2002, March 31, 2001 and December 29, 2001                       103,760       86,526         99,185

Shareholders' deficit:
   Preferred stock, $.01 par value; authorized 20,000,000 shares;
      only Series A issued                                                         --           --             --
   Common stock, $.01 par value; authorized 55,000,000 shares;
      14,250,892 shares issued and outstanding as of March 30, 2002,
      March 31, 2001 and December 29, 2001                                        143          143            143
   Additional paid-in capital                                                 160,120      160,120        160,120
   Accumulated deficit                                                       (514,915)    (273,993)      (461,186)
   Accumulated other comprehensive loss                                       (28,218)      (1,810)       (28,195)
                                                                           ----------    ---------      ---------
      Total shareholders' deficit                                            (382,870)    (115,540)      (329,118)
Commitments and contingencies
                                                                           ----------    ---------      ---------
         Total liabilities and shareholders' deficit                       $1,034,790    1,294,258      1,087,627
                                                                           ==========    =========      =========

           See accompanying notes to consolidated financial statements

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Three Months Ended March 30, 2002 and March 31, 2001
                (Dollars in thousands, except for per share data)
                                   (unaudited)

                                                                        March 30,   March 31,
                                                                          2002        2001
                                                                        ---------   ---------
Net sales                                                               $240,925     273,842
Cost of goods sold                                                       231,564     271,433
                                                                        --------     -------
   Gross profit                                                            9,361       2,409
Selling, general, and administrative expenses                             16,117      19,075
Impairment of long-lived assets                                           30,919          --
Restructuring charges                                                      3,032       1,977
                                                                        --------     -------
   Loss from operations                                                  (40,707)    (18,643)
Interest expense (contractual interest of $18,867 in 2002 and $27,488
   in 2001)                                                               10,301      18,922
                                                                        --------     -------
   Loss from continuing operations before
      reorganization items and income taxes                              (51,008)    (37,565)
Reorganization items                                                       5,303       7,625
                                                                        --------     -------
   Loss from continuing operations before income taxes                   (56,311)    (45,190)
Income tax benefit                                                        (7,157)         --
                                                                        --------     -------
   Net loss from continuing operations                                   (49,154)    (45,190)
Loss from discontinued operations                                             --       3,037
                                                                        --------     -------
   Net loss                                                              (49,154)    (48,227)
Preferred dividends and accretion                                          4,575       3,699
                                                                        --------     -------
   Loss applicable to common shareholders                               $(53,729)    (51,926)
                                                                        ========     =======

Basic and diluted loss per common share -
   Loss from continuing operations applicable to common shareholders    $  (3.77)      (3.43)
                                                                        ========     =======
   Loss applicable to common shareholders                               $  (3.77)      (3.64)
                                                                        ========     =======
Weighted average common shares outstanding -
   Basic and diluted                                                      14,251      14,251
                                                                        ========     =======

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Three Months Ended March 30, 2002 and March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)

                                                                      March 30,   March 31,
                                                                        2002       2001
                                                                      ---------   ---------
Cash flows from operating activities:
Net loss                                                              $(49,154)    (48,227)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Loss from discontinued operations                                     --       3,037
      Depreciation and amortization                                     11,300      13,777
      Impairment of long-lived assets                                   30,919          --
      Changes in assets and liabilities, net of effects of the
         divestiture of the Blanket Division:
            Trade receivables                                             (878)     11,401
            Inventories                                                 10,690      13,718
            Accounts payable and accrued expenses                       (8,122)      8,843
            Other assets and liabilities                                (4,285)      1,579
                                                                      --------     -------
      Net cash provided by (used in) operating activities               (9,530)      4,128

      Net cash provided by discontinued operations                         510       2,011

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                     954          --
   Purchases of property, plant and equipment                           (4,150)     (1,950)
                                                                      --------     -------
      Net cash used in investing activities                             (3,196)     (1,950)

Cash flows from financing activities:
   Increase (decrease) in checks not yet presented for payment           1,159        (703)
   Retirement of long-term debt                                           (931)     (1,023)
                                                                      --------     -------
   Net cash provided by (used in) financing activities                     228      (1,726)

Net change in cash and cash equivalents                                (11,988)      2,463
Cash and cash equivalents at beginning of year                          40,388      32,182
                                                                      --------     -------
Cash and cash equivalents at end of period                            $ 28,400      34,645
                                                                      ========     =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                           $ 11,280      21,734
                                                                      ========     =======
   Income taxes                                                       $     88          91
                                                                      ========     =======

Supplemental disclosure of noncash financing information:
   During the three months ended March 30, 2002, the Company converted two operating leases into capital lease obligations of $3,120.

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(1)  General

The accompanying unaudited consolidated financial statements of Pillowtex Corporation, which is referred to in this report as "Parent," and its subsidiaries, which are collectively with Parent, referred to in this report as the "Company" or "Pillowtex," include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2001.

The March 31, 2001 consolidated financial statements have been restated to present the Blanket Division as a discontinued operation (see note 13).

The Company adopted the provisions of EITF No. 00-25 (as defined in note 12) on December 30, 2001. As a result, $5.1 million of selling, general, and administrative expenses have been reclassified as a reduction to net sales in the three months ended March 31, 2001.

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

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are continuing to review their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. During the three months ended March 30, 2002, the Company accrued $0.2 million for the estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection. The Company expects to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court. In addition to rejecting certain contracts and leases, the Company is in the process of renegotiating certain operating leases and expects that these leases will be classified as capital in accordance with their renegotiated terms. During the three months ended March 30, 2002, the Company converted two operating leases into capital lease obligations of $3.1 million.

On December 28, 2001, the Debtors filed with the Bankruptcy Court a Joint Plan of Reorganization and related Disclosure Statement. On February 26, 2002, the Debtors filed with the Bankruptcy Court a First Amended Joint Plan of Reorganization and related Disclosure Statement. On March 1, 2002, the Debtors filed with the Bankruptcy Court a Second Amended Joint Plan of Reorganization and related Disclosure Statement, which the Bankruptcy Court had approved as containing "adequate information" for creditors of the Debtors in accordance with section 1125 of the Bankruptcy Code on February 28, 2002. On March 11, 2002, the Debtors filed with the Bankruptcy

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

Court a revised version of the Second Amended Joint Plan of Reorganization and related Disclosure Statement (as so revised, the "Disclosure Statement") incorporating certain nonmaterial clarifications and modifications to reflect, among other things, events subsequent to March 1, 2002. On or about March 11, 2002, the Debtors commenced delivery of copies of the Disclosure Statement to parties in interest as required pursuant to the Bankruptcy Code. Following the solicitation period, which ended on April 19, 2002, the Bankruptcy Court confirmed the Second Amended Joint Plan of Reorganization, with certain modifications (as so modified, the "Plan"), at a confirmation hearing held on May 1, 2002.

The primary objectives of the Plan are to: (a) alter the Debtors' debt and equity structures to permit the Debtors to emerge from the Chapter 11 Cases with viable capital structures; (b) maximize the value of the ultimate recoveries to all creditor groups on a fair and equitable basis; and (c) settle, compromise, or otherwise dispose of certain claims and interests on terms that the Debtors believe to be fair and reasonable and in the best interests of their respective estates, creditors, and equity holders. The Plan provides for, among other things:

     . the cancellation of certain indebtedness in exchange for cash, common stock in reorganized Parent (the "New Common Stock"), and/or warrants to purchase shares of New Common Stock ("New Warrants");

     . the cancellation of "Designated Post-Petition Loans" (as such term is defined in the Plan) having an aggregate principal amount of $150 million in exchange for the issuance by reorganized Parent of $150 million aggregate principal amount of notes under a new secured term loan (the "Exit Term Loan");

     . the cancellation without consideration of Parent's common stock and preferred stock that was issued and outstanding immediately prior to the Petition Date;

     . the assumption, assumption and assignment, or rejection of executory contracts or unexpired leases to which any Debtor is a party;

     . the reinstatement of approximately $11.4 million principal amount of industrial revenue bonds;

     .    the selection of boards of directors of the reorganized Debtors;

     . the merger of Parent with and into a new Delaware corporation, with the new Delaware corporation as the surviving corporation; and

     . the corporate restructuring of certain of Parent's subsidiaries to simplify the Company's corporate structure.

The Debtors currently anticipate that the Plan will become effective prior to June 30, 2002. However, under the terms of the Plan, there are significant conditions precedent to the effectiveness of the Plan. Conditions to the effectiveness of the Plan include, among others, the execution and delivery of the documentation effectuating a revolving credit facility (the "Exit Financing Revolver Facility") and the execution and delivery of the documentation effectuating the Exit Term Loan. There can be no assurance that these conditions will be satisfied, and accordingly, there can be no assurance as to when or if the Plan will become effective.

It is presently anticipated that the Exit Financing Revolver Facility will be obtained on substantially the terms described below. In connection with the confirmation of the Plan, Parent obtained a commitment from an asset-based lender for the Exit Financing Revolver Facility (the "Exit Lender"). Under the Exit Financing Revolver Facility, the Exit Lender would make available to reorganized Parent a three-year senior asset-based nonamortizing revolving credit facility in the amount of $200 million, including a $60 million letter of credit sub-facility. Parent and certain of its domestic subsidiaries will be borrowers under the Exit Financing Revolver Facility, and Parent's other domestic and Canadian subsidiaries will be guarantors thereunder. The availability of borrowings

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

under the Exit Financing Revolver Facility generally would be based on the amount of eligible accounts receivable, the value of eligible inventory, and at the borrower's option, the value of certain real property and equipment. The Exit Financing Revolver Facility would be secured by a first priority lien on the accounts receivable, inventory, and trademarks, as well as certain real property and equipment, of the reorganized Debtors and a second priority lien on the primary collateral that secures the Exit Term Loan. All borrowings under the Exit Financing Revolver Facility would bear interest at an annual rate equal to, at reorganized Parent's option, the Exit Lender's prime rate or an adjusted Eurodollar rate, in either case plus a specified margin determined based on the amount of excess availability and reorganized Parent's leverage ratio. In addition to the fees paid or payable to the Exit Lender in connection with the commitment and the closing of the Exit Financing Revolver Facility, reorganized Parent would pay an unused commitment fee of either 3/8% of 1/2% per annum (depending on excess availability and the leverage ratio), a servicing fee of $5,000 per month, an early termination fee of 1/2% per annum of the maximum credit if the Exit Financing Revolver Facility is terminated prior to the end of its term, and a letter of credit fee of 2 1/2% per annum on the daily outstanding balance of letters of credit. The Exit Lender's commitment is subject to various conditions, and accordingly, there can be no assurance as to whether, or the terms upon which, the Exit Financing Revolver Facility will actually be made available.

Pursuant to the terms of the Plan, the Exit Term Loan will be a $150 million senior five-year term loan secured by a first priority lien on certain real estate, plant, and equipment and a second priority lien on the primary collateral that secures that Exit Financing Revolver Facility. Reorganized Parent will be the borrower under the Exit Term Loan and substantially all of its subsidiaries will be guarantors thereunder. The Exit Term Loan will bear interest at a rate of 10% per annum, payable on the last day of March, June, September and December, commencing on September 30, 2002. In addition to scheduled prepayments of principal on the last day of June and December, commencing December 31, 2002, reorganized Parent will be required to prepay the Exit Term Loan with the net cash proceeds from the sale of certain assets and, commencing March 31, 2004 and on each March 31 thereafter, with 50% of the excess cash flow, if any, for the preceding fiscal year. The principal amount of the Exit Term Loan may be immediately reduced by up to $50 million utilizing borrowings under the Exit Financing Revolver Facility depending on borrowing base availability thereunder. Under the Exit Term Loan, reorganized Parent will pay an annual administrative fee of $150,000 on the effective date and each anniversary thereof.

The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

The accompanying consolidated financial statements are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, its ability to (a) satisfy the conditions precedent to the effectiveness of the Plan or effect another plan of reorganization, (b) comply with the DIP Financing Facility (see note 5) and
(c) generate sufficient cash from operations and financing sources to meet future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

The amounts reported on the consolidated balance sheets could materially change because of changes in business strategies and the effects of the Plan or another plan or reorganization.

In the Chapter 11 Cases, substantially all unsecured liabilities and under-secured liabilities as of the Petition Date are subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheets.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to the terms of the Plan.

Pursuant to SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items. Interest expense is reported only to the extent that it will be paid during the Chapter 11 Cases or that it is probable that it will be an allowed claim.

(2)  Comprehensive Loss

Comprehensive loss consists of net loss, pension equity adjustments and foreign currency translation adjustments and aggregated $49.2 million and $48.4 million for the three months ended March 30, 2002 and March 31, 2001, respectively.

(3)  Inventories

Inventories consist of the following:

                              March 30,   March 31,   December 29,
                                2002        2001         2001
                              ---------   ---------   ------------
Finished goods                $ 96,318     114,436      104,532

Work-in-process                 43,817      61,100       40,832

Raw materials and supplies      43,250      62,054       46,828

In-transit and off-site          6,503      10,837        8,386
                              --------     -------      -------

                              $189,888     248,427      200,578
                              ========     =======      =======

(4)  Loss Per Share

There were no reconciling items between basic loss per share and diluted loss per share because the effects of the conversion of convertible preferred stock and convertible debentures would have been anti-dilutive for the three months ended March 30, 2002 and March 31, 2001, respectively. Because the exercise price for outstanding options for the three months ended March 30, 2002 and March 31, 2001 was greater than the average market price, no options were assumed to be exercised. For the three months ended March 30, 2002, convertible preferred stock was convertible into approximately 4.3 million shares of common stock, convertible debentures were convertible into approximately 0.5 million shares of common stock, and options to purchase approximately 1.1 million shares of common stock were outstanding. For the three months ended March 31, 2001, convertible preferred stock was convertible into approximately 3.6 million shares of common stock, convertible debentures were convertible into approximately 0.5 million shares of stock, and options to purchase approximately
1.1 million shares of common stock were outstanding.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTSf
                              (Tables in thousands)
                                   (unaudited)

(5)  Long-Term Debt and Liquidity

Long-term debt consists of the following:

                                                                    March 30,     March 31,    December 29,
                                                                      2002          2001           2001
                                                                   ----------     ---------    ------------
Revolver less portion to be treated as postpetition debt           $  232,722       240,825       233,051
Term loans less portion to be treated as postpetition debt            241,631       250,400       242,004
Portion of revolver and term loans to be treated as
   postpetition debt                                                  150,000       150,000       150,000
Overline Credit Facility                                               34,738        34,738        34,738
DIP Financing Facility                                                     --            --            --
Industrial revenue bonds with interest rates from 3.60% to 7.85%
   and maturities through July 1, 2021; generally
   collateralized by land, buildings and a letter of credit            13,185        14,633        13,185
9% Senior Subordinated Notes due 2007                                 185,000       185,000       185,000
10% Senior Subordinated Notes due 2006                                125,000       125,000       125,000
6% Convertible Subordinated Debentures due
   2012 inclusive of Cash Claimant Notes in the principal
   amount of $5.2 million                                              90,417        90,417        90,417
Other debt                                                              4,997         2,400         2,106
                                                                   ----------     ---------     ---------
Total debt                                                          1,077,690     1,093,413     1,075,501
Less:
   Current portion of long-term debt                                     (843)           --          (356)
   Current portion of long-term debt in default                      (660,191)     (679,591)     (660,893)
   Long-term debt in default                                          (10,920)      (13,405)      (10,920)
   Liabilities subject to compromise                                 (402,687)     (400,417)     (402,687)
                                                                   ----------     ---------     ---------
Total long-term debt                                               $    3,049            --           645
                                                                   ==========     =========     =========

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

On November 21, 2001, the Bankruptcy Court entered an order authorizing the Debtors to enter into another amendment to the facility, dated as of November 14, 2001, pursuant to which, (a) the scheduled termination date of the DIP Financing Facility was extended to June 30, 2002, (b) certain covenants were modified based on the Debtors' three-year strategic plan, (c) a new covenant was added limiting the incurrence of costs for relocation of equipment and costs associated with facility closures, (d) the commitment under the DIP Financing Facility was reduced from $125 million to $100 million, and (e) certain events of default were added relating to the Debtors' progress toward emergence from bankruptcy, which required the Debtors to file on or prior to December 31, 2001 a feasible plan of reorganization and disclosure statement, to obtain the Bankruptcy Court's approval of a disclosure statement on or prior to March 1, 2002, and to obtain confirmation of a plan of reorganization on or prior to May 15, 2002 and further requires the Debtors to cause a plan of reorganization to become effective on or prior to June 30, 2002.

The Debtors and the lenders under the DIP Financing Facility entered into an amendment to the facility, dated as of February 8, 2002, to allow the Company to proceed with certain aspects of its business plan. The amendment provided for, among other things, the (a) further modification of the financial covenant relating to the asset coverage ratio, (b) modification of the covenant limiting the incurrence of costs for relocation of equipment and costs associated with facility closures, and (c) modification of the covenant relating to the level of capital expenditures.

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

No cash borrowings were outstanding on the DIP Financing Facility at March 30, 2002. Availability under the DIP Financing Facility is based upon the balances of eligible assets, reduced by outstanding debt and letters of credit. Availability under the DIP Financing Facility as of March 30, 2002 was approximately $12.9 million. As of March 30, 2002, the Company had $28.4 million in cash and cash equivalents, including $4.8 million in cash which was being held by the lenders under the DIP Financing Facility as collateral for outstanding letter of credit. As of March 30, 2002, the Company had $25.2 million in letters of credit outstanding under the DIP Financing Facility. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

the extent they are renewed, they will be reissued under the DIP Financing Facility or, assuming consummation of the Plan in accordance with its terms, the Exit Financing Revolver Facility.

Assuming consummation of the Plan in accordance with its terms, holders of claims in respect of the DIP Financing Facility other than those relating to Designated Post-Petition Loans will be paid cash in an amount equal to such claim, and holders of claims relating to Designated Post-Petition Loans will receive a note under the Exit Term Loan in an amount equal to the amount of such holder's Designated Post-Petition Loans. In addition, letters of credit issued under the DIP Financing Facility will be replaced with letters of credit issued under the Exit Financing Revolver Facility.

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

As of March 30, 2002, (a) outstanding prepetition borrowings under the revolving credit facility were $232.7 million, (b) outstanding prepetition borrowings under the term loan facility were $241.6 million in the aggregate, and (c) outstanding letters of credit under the revolving credit facility were the $10.9 million in the aggregate. Pursuant to the DIP Financing Order, $150 million of prepetition borrowings under the senior debt facilities had become subject to treatment as postpetition debt. As prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility or, assuming consummation of the Plan in accordance with its terms, the Exit Financing Revolver Facility.

As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various prepetition senior credit facilities for the three months ended March 30, 2002 was 5.35%. The prepetition senior debt facilities expired on January 31, 2002.

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

Overline Facility

In May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility (the "Overline Facility") to obtain additional working capital availability. On July 27, 1999, the Overline Facility was amended to

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

increase the amount of funds available to $35.0 million and to secure it with the same assets securing the senior debt facilities described above. As of March 30, 2002, outstanding borrowings under the Overline Facility were $34.7 million. The Overline Facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the Overline Facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The Overline Facility matured on January 31, 2002.

Pursuant to the DIP Financing Order, the Bankruptcy Court authorized the Company to make scheduled interest payments on the Overline Facility. Even though these payments are being made, the Company remains in default under the Overline Facility.

Assuming consummation of the Plan in accordance with its terms, the indebtedness under the Overline Facility will be cancelled and, in exchange therefor, holders of claims in respect of the Overline Facility will become entitled to receive New Common Stock and New Warrants.

Senior Subordinated Debt

In connection with the Fieldcrest Cannon acquisition, the Company issued $185.0 million of 9% Senior Subordinated Notes due 2005 (the "9% Notes"), with interest payable semiannually commencing June 15, 1998. The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below. As of March 30, 2002, all of the 9% Notes remained outstanding.

On November 12, 1996, the Company issued $125.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2006 (the "10% Notes"), with interest payable semiannually commencing May 15, 1997. The 10% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 9% Notes. As of March 30, 2002, all of the 10% Notes remained outstanding.

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

Fieldcrest Cannon 6% Convertible Debentures

As a result of the Company's acquisition of Fieldcrest Cannon, the outstanding Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012 (the "6% Convertible Debentures") are convertible, at the option of the holders, into a combination of cash and Common Stock. As of March 30, 2002, approximately $85.2 million aggregate principal amount of the 6% Convertible Debentures remain outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, the resulting cash component of the conversion consideration would have been approximately $57.2 million.

Prior to the Petition Date, Fieldcrest Cannon issued certain non-interest bearing subordinated promissory notes (the "Cash Claimant Notes") in respect of the unpaid cash portion of the conversion consideration owing to certain holders of the 6% Convertible Debentures who had surrendered their debentures for conversion, but had not been

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

paid the cash portion of the conversion consideration. As of March 30, 2002, the aggregate amount of the outstanding Cash Claimant Notes was $5.2 million.

The 6% Convertible Debentures and Cash Claimant Notes are general unsecured obligations of Fieldcrest Cannon. Fieldcrest Cannon is in default under the indenture governing the 6% Convertible Debentures and the Cash Claimant Notes. No principal or interest payment has been or will be made on the 6% Convertible Debentures or Cash Claimant Notes during the pendency of the Chapter 11 Cases.

Assuming consummation of the Plan in accordance with its terms, the indebtedness under the 6% Convertible Debentures will be cancelled and, in exchange therefor, holders of claims in respect of the 6% Convertible Debentures will become entitled to receive New Warrants, and the indebtedness under the Cash Claimant Notes will be cancelled and, in exchange therefor, holders of claims in respect of the Cash Claimant Notes will become entitled to receive New Common Stock and New Warrants.

Industrial Revenue Bonds

The Company presently has obligations in respect of two industrial revenue bond facilities (the "IRB Facilities"). One of the IRB Facilities is secured by liens on specified plants and equipment and by a letter of credit. The other IRB Facility is secured by a letter of credit. As of March 30, 2002, $13.2 million of bonds in the aggregate were outstanding under the IRB Facilities.

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

Adequacy of Capital Resources

As discussed above, the Debtors are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, Pillowtex has incurred, and will continue to incur, significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. However, based on current and anticipated levels of operations and continued efforts to reduce inventories, and assuming consummation of the Plan prior to June 30, 2002, Pillowtex's management believes that Pillowtex's cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. The DIP Financing Facility is currently scheduled to terminate on June 30, 2002, and accordingly, if the Plan is not consummated in accordance with its terms prior to such date, Pillowtex would be required to obtain a further extension of the DIP Financing Facility or alternative financing. Pillowtex can provide no assurance that such an extension would be granted or that alternative financing would be available on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, Pillowtex's access to alternative financing in such a scenario would be very limited. Furthermore, in the event that cash flows, together with available borrowings under the DIP Financing Facility or alternative financing arrangements, are not sufficient to meet the Company's cash requirements, Pillowtex may be required to reduce planned capital expenditures; however, Pillowtex can provide no assurance that such reductions would be sufficient to cover any cash shortfalls. Management of the Debtors believes that, assuming consummation of the Plan in accordance with its terms and achievement of the Debtors' business plan and strategy, reorganized Parent will have sufficient liquidity for the reasonably foreseeable future to service post-reorganization indebtedness and conduct its business as contemplated by the Debtors' business plan and strategy.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(6)  Liabilities Subject to Compromise

Liabilities subject to compromise consist of prepetition liabilities that management believes will be impaired as a result of the Chapter 11 Cases. The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases are identified below. The amounts set forth below may vary significantly from the stated amounts of proofs of claim filed with the Bankruptcy Court. Obligations classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events.

The Debtors are continuing to review their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. The estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection is $16.1 million. The Company may be required to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

The components of liabilities subject to compromise are as follows:

                                                  March 30,   March 31,   December 29,
                                                    2002        2001         2001
                                                  ---------   ---------   ------------
9% Senior Subordinated Notes due 2007             $185,000     185,000      185,000
10% Senior Subordinated Notes due 2006             125,000     125,000      125,000
6% Convertible Subordinated Sinking Fund
   Debentures due 2012                              85,217      85,217       85,217
Cash Claimant Notes                                  5,200       5,200        5,200
Other                                                2,270          --        2,270
                                                  --------     -------      -------
      Total long-term debt                         402,687     400,417      402,687
                                                  --------     -------      -------
Interest accrued on above notes and debentures      14,018      14,074       14,018
Accounts payable                                    50,812      52,477       51,266
Nonqualified pension plan liability                 11,673      11,673       11,673
Rejected contracts and leases                       16,059          --       15,841
Other accrued expenses                               4,563       6,348        5,355
                                                  --------     -------      -------
                                                  $499,812     484,989      500,840
                                                  ========     =======      =======

As a result of the filing of the Chapter 11 Cases, no principal or interest payments have been or will be made on unsecured prepetition debt without Bankruptcy Court approval or until the Plan or another plan of reorganization becomes effective. Therefore, interest aggregating $46.8 million on prepetition unsecured obligations has not been accrued since the Petition Date.

(7)  Redeemable Convertible Preferred Stock

On December 19, 1997, the Company issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65.0 million less $2.1 million of issue costs. Accretion is being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrued from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate increased to 10% as a result of the Company's earnings per share for 1999 falling below predetermined targets. During the

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

third and fourth quarters of 1999, the Company accrued and paid in kind a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock. Under the terms of the Series A Preferred Stock, dividends can be paid in cash or additional shares of Series A Preferred Stock until December 2002, at which time they must be paid in cash. Under the DIP Financing Facility, the Company is prohibited from paying any dividends on the Series A Preferred Stock. A total of 81,411 shares of Series A Preferred Stock were outstanding as of March 30, 2002. The commencement of the Chapter 11 Cases constitutes an "Event of Noncompliance" under the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provide that upon the occurrence of an Event of Noncompliance, the dividend rate on such stock will increase immediately to the lesser of 18% per annum and the maximum rate permitted by law. Accordingly, as of the Petition Date, dividends on the Series A Preferred Stock began accruing at 18% per year, compounding quarterly.

The Series A Preferred Stock is convertible, at any time at the option of the holder, into common stock of the Parent at a rate calculated by dividing $1,000 plus unpaid dividends per share by $24.00 per share. Each share of Series A Preferred Stock is subject to mandatory redemption in ten and one-half years after the issue date at a redemption price of $1,000 plus accrued and unpaid dividends. The Company has the right after the fourth anniversary of the issue date to call all or a portion of the Series A Preferred Stock at $1,000 per share plus accrued and unpaid dividends times a premium equal to the dividend rate after the fourth anniversary date and declining ratably to the mandatory redemption date. Holders of the Series A Preferred Stock are entitled to limited voting rights only under certain conditions.

Assuming consummation of the Plan in accordance with its terms, the Series A Preferred Stock will be cancelled without consideration.

(8)  Segment Information

The Company manufactures textile products for the bedroom, bathroom, and kitchen and markets them to department stores, discount stores, specialty shops and certain institutional customers and over the Internet. The Company is organized into two major divisions that it considers operating segments: (1) Bed and Bath and (2) Pillow and Pad. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, as well as towels, bath rugs, and kitchen textile products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads. Other includes the Company's retail stores, corporate activities, and the remaining assets associated with the Blanket Division (see note 13).

The accounting policies of the divisions are the same as those described in the Summary of Significant Accounting Policies as described in the Company's annual report on Form 10-K for the year ended December 29, 2001. The Company evaluates division performance based on gross profit. Interdivisional sales are not material.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

Information about the Company's divisions is presented below:

                                             Three Months Ended
                                               March 30, 2002
                                --------------------------------------------
                                  Bed       Pillow
                                  and        and
                                  Bath       Pad      Other          Total
                                --------------------------------------------
Net sales                       $180,649    55,708     4,568 (1)     240,925
Gross profit (loss)               10,773     5,938    (7,350)(1)       9,361
Depreciation and amortization      7,447       790     3,063          11,300
Capital expenditures               2,111       354     1,685           4,150
Total assets                     790,162   112,396   132,232 (2)   1,034,790

                                             Three Months Ended
                                               March 31, 2001
                                --------------------------------------------
                                  Bed      Pillow
                                  and       and
                                 Bath       Pad       Other          Total
                                --------------------------------------------
Net sales                       $207,042    62,092     4,708 (1)     273,842
Gross profit (loss)                6,511     6,646   (10,748)(1)       2,409
Depreciation and amortization     10,188       824     2,765          13,777
Capital expenditures                 820        --     1,130           1,950
Total assets                     890,324   135,391   268,543 (2)   1,294,258

(1) Includes retail stores and miscellaneous Corporate activities, including the Company's central information technology, manufacturing, human resources, and purchasing departments.
(2) Corporate amounts include primarily data processing equipment and software, other enterprise-wide assets not allocated to the segments, and the net assets associated with the Blanket Division.

(9)  Restructuring Charges and Impairment of Long-lived Assets

During the first quarter of 2002, the Company incurred a charge of $3.0 million associated with the closure of three facilities. The towel finishing operations in Columbus, Georgia and Phenix City, Alabama are currently expected to be closed in June 2002 and will impact approximately 980 employees. The majority of the goods finished at the plants will be finished at an existing facility in Kannapolis, North Carolina, and the remaining items will be purchased from other suppliers. The automated sewing facility in Dallas, Texas is anticipated to be closed by May 31, 2002 and will impact approximately 99 employees. The facility's operations will be consolidated into the Company's other pillow and pad facilities. The restructuring charge consists principally of severance and benefits, which the Company anticipates it will pay during the second and third quarters of 2002.

The Company also incurred a charge for impairment of long-lived assets of $30.9 million during the first quarter of 2002 for assets located at the Columbus, Georgia and Phenix City, Alabama facilities. The charge consists of $9.0 million for real property and $21.9 million for machinery and equipment. The impairment charge reflects management's estimate of the fair market value based upon appraisals and the expected future cash flows to be

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

generated by the assets, including their ultimate disposition. Once these facilities have closed, the assets will be reclassified to assets held for sale.

During the first quarter of 2001, the Company incurred a charge of $2.0 million associated with the closure of the Company's towel manufacturing facility located in Hawkinsville, Georgia. The Hawkinsville facility closed in March 2001, and its operations have been relocated to the Company's facilities in Kannapolis, North Carolina and Fieldale, Virginia. Approximately 380 employees were terminated as a result of the closure.

Activity in the reserve established for the restructuring charges is presented below:

Balance, December 30, 2001   $ 1,063
Restructuring charge           3,032
Payments                      (1,090)
                             -------
Balance, March 30, 2002      $ 3,005
                             =======

In conjunction with the closure of the Columbus, Georgia and Phenix City, Alabama facilities, the Company will curtail its defined benefit pension plans for its hourly and salaried employees at these locations. A curtailment is an event that significantly reduces the expected years of future service of present employees or eliminates for a significant number of employees the accrual of defined benefits for some or all of their future services. The effect of the curtailment on the Company's consolidated financial statements is currently being evaluated and cannot be determined at this time. The financial statement impact of such curtailment will be recorded in the second quarter of 2002.

(10) Reorganization Items

The Company recognized the following items as reorganization items in the statements of operations:

                                     Three Months    Three Months
                                        Ended           Ended
                                    March 30, 2002   March 31, 2001
                                    --------------   --------------
Professional fees and other costs
   associated with the
   Chapter 11 Cases                     $4,428           6,311
Retention incentive plan                   791           1,902
Rejected contracts and lease
   agreements                              218              --
Interest income on investments            (134)           (588)
                                        ------           -----
                                        $5,303           7,625
                                        ======           =====

Professional Fees. During the three months ended March 30, 2002 and March 31, 2001, the Company paid approximately $4.2 million and $1.5 million, respectively, in professional fees associated with the Chapter 11 Cases.

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

Under the Retention Incentive Plan, each eligible employee earns a specified retention incentive payment (the "Retention Incentive Payment"), based upon a percentage of his or her salary as determined by the Company's management, if the employee remains actively employed by the Company on the specified dates. Under the Retention Incentive Plan: (a) 25% of the total Retention Incentive Payment (approximately $1.5 million) was paid on April 9, 2001, (b) 25% of the total Retention Incentive Payment (approximately $1.5 million) was paid on November 14, 2001, (c) 25% of the total Retention Incentive Payment is to be paid on May 14, 2002, and (d) 25%

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

of the total Retention Incentive Payment is to be paid 30 days following confirmation of a plan of reorganization. The Company currently estimates the total cost of the Retention Incentive Plan to be approximately $6.1 million. In addition, a discretionary retention pool of $0.5 million is available for non-union employees not included in the Retention Incentive Plan.

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

The purpose of the Severance Plan is to consolidate all severance agreements existing prior to the Petition Date into one severance plan, which supersedes all prior severance plans and the severance provisions of executives' employment arrangements. The Severance Plan covers all full-time employees of the Company, the majority of whom are not eligible to participate in any other components of the Retention Plan. With certain exceptions, under the Severance Plan, employees who are terminated for reasons other than death, disability, retirement, or cause are eligible to receive severance benefits equal to one week's salary for each completed year of service, with a minimum benefit of two weeks' salary and a maximum of 26 weeks' salary. In addition, eligible employees are entitled to receive medical insurance, life insurance, and certain other benefits.

Rejected Contracts and Leases. The Debtors are continuing to review their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. During the three months ended March 30, 2002, the Company accrued $0.2 million for the estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection. The Company expects to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court. In addition to rejecting certain contracts and leases, the Company is in the process of renegotiating certain operating leases. The Company expects that these leases will be classified as capital in accordance with their renegotiated terms. During the three months ended March 30, 2002, the Company converted two operating leases into capital lease obligations of $3.1 million.

(11) Income Taxes

The Company's management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax asset may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income, and tax planning strategies. As a result of this assessment, the Company did not recognize an income tax benefit for the losses incurred for the three months ended March 30, 2002 and March 31, 2001. Instead, the increase in net deferred tax assets as a result of the losses was offset by an equal increase in the valuation allowance. For the first quarter of 2002, the increase of the valuation allowance was partially offset by a $7.2 million reduction in the valuation allowance for the 2001 net operating losses. The reduction of the valuation allowance for 2001 net operating losses resulted from a provision in Congress' economic stimulus package enacted during the first quarter of 2002 that changed the period for carrybacks of net operating losses. This change allows the Company to carry back a portion of the 2001 net operating losses for five years, rather than two years under the previous law. As of March 30, 2002, the Company's management also concluded that deferred tax assets, net of the valuation allowance, can be realized as a result of the reversal of existing temporary taxable differences.

At March 30, 2002, the Company has $577 million of federal and state operating loss carryforwards expiring 2006 through 2022, $2 million of general business tax credit carryforwards expiring 2005 through 2022, and a $6.1 million unused alternative minimum tax credit carryforward that does not expire.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(12) Recently Issued or Adopted Accounting Standards

The Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board (the "FASB") issued EITF No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" (collectively, the "EITFs"), which address various aspects of accounting for consideration given by a vendor to a customer or a reseller of products. The Company adopted the provisions of the EITFs as of the beginning of fiscal 2002, which commenced December 30, 2001. The EITFs require the Company to classify all consideration paid to customers as a reduction to net sales. Prior to December 30, 2001, the Company classified amounts paid to customers for co-operative advertising and marketing in selling, general, and administrative expenses. As a result, $5.1 million of selling, general, and administrative expenses have been reclassified as a reduction to net sales for the three months ended March 31, 2001.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company adopted SFAS No. 142 as of December 30, 2001. The Company has completed the first step of the transitional impairment test for intangible assets with indefinite lives and has determined that no potential impairment exists. The Company is also required to complete the first step of the transitional impairment test for goodwill within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the calendar year. As of March 30, 2002 and December 29, 2001, the Company had intangible assets other than goodwill of $27.7 million and $28.1 million, respectively.

Pro forma loss from continuing operations applicable to common shareholders and loss applicable to common shareholders and related per share amounts for the three months ended March 31, 2001, adjusted to eliminate historical amortization of goodwill and intangibles with indefinite lives, are as follows:

Loss from continuing operations applicable to common
   shareholders - as reported                              $(51,926)
                                                           ========
Loss from continuing operations applicable to common
   shareholders - pro forma                                $(50,345)
                                                           ========

Basic and diluted loss per common share:
----------------------------------------
Loss from continuing operations applicable to common
   shareholders - as reported                              $  (3.64)
                                                           ========
Loss from continuing operations applicable to common
   shareholders - pro forma                                $  (3.53)
                                                           ========

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 also retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 is not applicable to goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

The Company adopted the provisions of SFAS No. 144 as of December 30, 2001. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment requirements under SFAS No. 144 are largely unchanged from SFAS No. 121.

(13) Discontinued Operations

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

The results of operations and net assets of the Blanket Division have been accounted for as a discontinued operation. As a result, the March 31, 2001 consolidated financial statements have been restated to reflect the Blanket Division as a discontinued operation. The net assets of the Blanket Division remaining as of March 30, 2002 primarily include accounts receivable and accrued expenses. The loss from discontinued operations was $3.0 million for the three months ended March 31, 2001.

(14) Subsequent Events

As discussed in note 1, the Bankruptcy Court approved the Plan on May 1, 2002. The unaudited pro forma consolidated balance sheet below includes the adjustments needed to reflect confirmation of the Plan as if the Plan's effective date was March 30, 2002. These adjustments include the transactions contemplated by the Plan, such as the settlement of various liabilities and related securities issuances, cash payments and borrowings, and "fresh start" accounting adjustments required under SOP 90-7 to restate the assets, liabilities and equity accounts of the reorganized entity. The Debtors currently anticipate that the Plan will become effective prior to June 30, 2002. However, under the terms of the Plan, there are significant conditions precedent to the effectiveness of the Plan. Conditions to the effectiveness of the Plan include, among others, the execution and delivery of the documentation effectuating the Exit Financing Revolver Facility and the execution and delivery of the documentation effectuating the Exit Term Loan. There can be no assurance that these conditions will be satisfied, and accordingly, there can be no assurance as to when or if the Plan will become effective.

The unaudited pro forma consolidated balance sheet is presented for informational purposes only and is not necessarily indicative of the future financial position of the Company as if the Plan had been effective on March 30, 2002. The unaudited pro forma consolidated balance sheet and accompanying notes should be read in conjunction with the Second Amended Joint Plan of Reorganization and related Disclosure Statement included in the Current Report on Form 8-K dated March 11, 2002.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(14) Subsequent Events (continued)

                                  March 30,
                                    2002                                                March 30,
                                 Historical      Exit          New           Fresh        2002
                                 (unaudited)   Costs (a)   Financing (b)    Start (c)   Pro forma
                                 -----------   ---------   -------------   ----------   ---------
Assets:
-------
Current assets                    $  383,839         --            --          (9,074)   374,765
Property, plant and
   equipment, net                    418,587         --        42,530        (303,998)   157,119
Intangibles, net                     221,318         --            --        (178,616)    42,702
Other assets                          11,046         --            --          (6,878)     4,168
                                  ----------    -------      --------      ----------    -------
      Total assets                $1,034,790         --        42,530        (498,566)   578,754
                                  ==========    =======      ========      ==========    =======

Liabilities and shareholders'
-----------------------------
   equity (deficit):
   -----------------
Liabilities not subject to
   compromise:
   Accounts payable
      and accrued liabilities     $   89,238     (6,504)           --           3,643     86,377
   Long-term debt                      3,892     23,453       206,893              --    234,238
   Long-term debt in default         671,111         --            --        (671,111)        --
   Noncurrent liabilities             49,847         --            --              --     49,847
                                  ----------    -------      --------      ----------    -------
      Total liabilities not
         subject to compromise       814,088     16,949       206,893        (667,468)   370,462
Liabilities subject to
   compromise                        499,812    (10,199)           --        (489,613)        --
                                  ----------    -------      --------      ----------    -------
      Total liabilities            1,313,900      6,750       206,893      (1,157,081)   370,462

Redeemable convertible
   preferred stock                   103,760         --            --        (103,760)        --

Shareholders' equity (deficit)      (382,870)    (6,750)     (164,363)        762,275    208,292
                                  ----------    -------      --------      ----------    -------
      Total liabilities and
         shareholders' equity
         (deficit)                $1,034,790         --        42,530        (498,566)   578,754
                                  ==========    =======      ========      ==========    =======

Notes:

     (a) Represents payment of accrued professional fees, retention bonus, financing fees and certain claims.
     (b) Represents borrowings on the Exit Term Loan, Exit Financing Revolver, the reinstatement of industrial revenue bonds and capital lease obligations and related assets.
     (c) Represents adjustments necessary under "fresh start" reporting principles set forth in SOP 90-7.

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

                                                                              March 30, 2002
                                                  ---------------------------------------------------------------------
                                                                                 Non-
                                                               Guarantor      Guarantor
         Financial Position                         Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
         ------------------                       ---------   ------------   ------------   ------------   ------------
Assets:
------
Trade receivables                                 $      --       144,729        1,328               --        146,057
Receivables from affiliates                         778,041            --           --         (778,041)            --
Inventories                                              --       186,669        3,219               --        189,888
Other current assets                                     --        46,303        1,591               --         47,894
                                                  ---------     ---------        -----         --------      ---------
      Total current assets                          778,041       377,701        6,138         (778,041)       383,839

Property, plant and equipment, net                       31       418,117          439               --        418,587
Intangibles, net                                        736       218,444        2,138               --        221,318
Other assets                                        (20,250)        4,290           --           27,006         11,046
                                                  ---------     ---------        -----         --------      ---------
      Total assets                                $ 758,558     1,018,552        8,715         (751,035)     1,034,790
                                                  =========     =========        =====         ========      =========

Liabilities and shareholders' equity (deficit):
----------------------------------------------
Liabilities not subject to
   compromise:
   Accounts payable and accrued
      liabilities                                 $  45,890        42,821          527               --         89,238
   Payables to affiliates                                --       772,166        5,875         (778,041)            --
   Current portion of long-term
      debt                                               --           843           --               --            843
   Long-term debt in default                        659,090        12,021           --               --        671,111
                                                  ---------     ---------        -----         --------      ---------
      Total current liabilities                     704,980       827,851        6,402         (778,041)       761,192

   Noncurrent liabilities                                --        52,896           --               --         52,896
                                                  ---------     ---------        -----         --------      ---------
      Total liabilities not
         subject to compromise                      704,980       880,747        6,402         (778,041)       814,088

Liabilities subject to compromise                   332,688       167,124           --               --        499,812

Redeemable convertible
   preferred stock                                  103,760            --           --               --        103,760

Shareholders' equity (deficit)                     (382,870)      (29,319)       2,313           27,006       (382,870)
                                                  ---------     ---------        -----         --------      ---------
      Total liabilities and
         shareholders' equity
         (deficit)                                $ 758,558     1,018,552        8,715         (751,035)     1,034,790
                                                  =========     =========        =====         ========      =========

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(15) Supplemental Condensed Consolidating Financial Information (continued)

                                                                           December 29, 2001
                                                  ---------------------------------------------------------------------
                                                                                Non-
                                                                Guarantor     Guarantor
          Financial Position                        Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
          ------------------                      ---------   ------------   ------------   ------------   ------------
Assets:
------
Trade receivables                                 $      --       140,489        4,238              --         144,727
Receivables from affiliates                         773,297            --           --        (773,297)             --
Inventories                                              --       197,167        3,411              --         200,578
Other current assets                                     --        55,427          476              --          55,903
                                                  ---------     ---------       ------        --------       ---------
      Total current assets                          773,297       393,083        8,125        (773,297)        401,208

Property, plant and equipment, net                       38       452,714          688              --         453,440
Intangibles, net                                      1,131       218,460        2,138              --         221,729
Other assets                                         29,691         4,305           --         (22,746)         11,250
                                                  ---------     ---------       ------        --------       ---------
      Total assets                                $ 804,157     1,068,562       10,951        (796,043)      1,087,627
                                                  =========     =========       ======        ========       =========

Liabilities and shareholders' equity (deficit):
----------------------------------------------
Liabilities not subject to
   compromise:
   Accounts payable and accrued
      liabilities                                 $  41,859        52,775          322              --          94,956
   Payables to affiliates                                --       765,228        8,069        (773,297)             --
   Other current liabilities                             --           356           --              --             356
   Long-term debt in default                        659,793        12,020           --              --         671,813
                                                  ---------     ---------       ------        --------       ---------
      Total current liabilities                     701,652       830,379        8,391        (773,297)        767,125

   Noncurrent liabilities                                --        49,595           --              --          49,595
                                                  ---------     ---------       ------        --------       ---------
      Total liabilities not
         subject to compromise                      701,652       879,974        8,391        (773,297)        816,720

Liabilities subject to compromise                   332,438       168,402           --              --         500,840

Redeemable convertible
   preferred stock                                   99,185            --           --              --          99,185

Shareholders' equity (deficit)                     (329,118)       20,186        2,560         (22,746)       (329,118)
                                                  ---------     ---------       ------        --------       ---------
      Total liabilities and
         shareholders' equity
         (deficit)                                $ 804,157     1,068,562       10,951        (796,043)      1,087,627
                                                  =========     =========       ======        ========       =========

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(15) Supplemental Condensed Consolidating Financial Information (continued)

                                                        Three Months Ended March 30, 2002
                                      --------------------------------------------------------------------
                                                                    Non-
                                                  Guarantor      Guarantor
        Results of Operations          Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
        ---------------------         --------   ------------   ------------   ------------   ------------
Net sales                             $     --      243,860         3,248         (6,183)        240,925
Cost of goods sold                          --      234,433         3,314         (6,183)        231,564
                                      --------      -------         -----         ------         -------
    Gross profit (loss)                     --        9,427           (66)            --           9,361

Selling, general and
    administrative expenses             (2,519)      18,504           132             --          16,117
Impairment of long-lived assets             --       30,919            --             --          30,919
Restructuring charges                       --        3,032            --             --           3,032
                                      --------      -------         -----         ------         -------
    Earnings (loss) from continuing
         operations                      2,519      (43,028)         (198)            --         (40,707)

Equity in loss of subsidiaries         (49,752)          --            --         49,752              --
Interest expense (income)               (3,390)      13,642            49             --          10,301
                                      --------      -------         -----         ------         -------
    Loss from continuing
         operations before
         reorganization
         items and income taxes        (43,843)     (56,670)         (247)        49,752         (51,008)

Reorganization items                     4,988          315            --             --           5,303
                                      --------      -------         -----         ------         -------
    Loss from continuing
         operations before income
         taxes                         (48,831)     (56,985)         (247)        49,752         (56,311)

Income taxes                               323       (7,480)           --             --          (7,157)
                                      --------      -------         -----         ------         -------
Net loss                               (49,154)     (49,505)         (247)        49,752         (49,154)
Preferred dividends                      4,575           --            --             --           4,575
                                      --------      -------         -----         ------         -------
      Loss applicable to
         common shareholders          $(53,729)     (49,505)         (247)        49,752         (53,729)
                                      ========      =======         =====         ======         =======

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(15) Supplemental Condensed Consolidating Financial Information (continued)

                                                       Three Months Ended March 31, 2001
                                      --------------------------------------------------------------------
                                                                    Non-
                                                  Guarantor      Guarantor
       Results of Operations           Parent    Subsidiaries   Subsidiaries   Eliminations   Consolidated
       ---------------------          --------   ------------   ------------   ------------   ------------
Net sales                             $     --      279,060         3,660         (8,878)        273,842
Cost of goods sold                          --      277,166         3,145         (8,878)        271,433
                                      --------      -------        ------         ------         -------
    Gross profit                            --        1,894           515             --           2,409

Selling, general and
   administrative expenses                 226       17,253         1,596             --          19,075
Restructuring charges                       --        1,977            --             --           1,977
                                      --------      -------        ------         ------         -------
    Loss from operations                  (226)     (17,336)       (1,081)            --         (18,643)

Equity in loss of subsidiaries         (43,733)          --            --         43,733              --
Interest expense (income)               (3,945)      22,848            19             --          18,922
                                      --------      -------        ------         ------         -------
    Loss from continuing
       operations before
       reorganization items and
       income taxes                    (40,014)     (40,184)       (1,100)        43,733         (37,565)
Reorganization items                     8,213         (588)           --             --           7,625
                                      --------      -------        ------         ------         -------
Loss from continuing
   operations before income
   taxes                               (48,227)     (39,596)       (1,100)        43,733         (45,190)
Income taxes                                --           --            --             --              --
                                      --------      -------        ------         ------         -------
    Net loss from continuing
       operations                      (48,227)     (39,596)       (1,100)        43,733         (45,190)
Loss from discontinued
  operations                                --        3,037            --             --           3,037
                                      --------      -------        ------         ------         -------
Net loss                               (48,227)     (42,633)       (1,100)        43,733         (48,227)
Preferred dividends                      3,699           --            --             --           3,699
                                      --------      -------        ------         ------         -------
    Loss applicable to
       common shareholders            $(51,926)     (42,633)       (1,100)        43,733         (51,926)
                                      ========      =======        ======         ======         =======


                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)
                                   (unaudited)

(15) Supplemental Condensed Consolidating Financial Information (continued)

                                                     Three Months Ended March 30, 2002
                                      -------------------------------------------------------------------
                                                                   Non-
                                                 Guarantor      Guarantor
            Cash Flows                 Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
            ----------                -------   ------------   ------------   ------------   ------------
Cash provided by (used in)
   operating activities               $ 4,117     (13,647)           --             --           (9,530)

Cash provided by discontinued
   operations                              --         510            --             --              510

Cash provided by (used in)
    investing activities               (4,117)        921            --             --           (3,196)

Cash provided by financing
   activities                              --         228            --             --              228
                                      -------     -------           ---            ---          -------

Net change in cash and cash
   equivalents                             --     (11,988)           --             --          (11,988)

Cash and cash equivalents at
   beginning of year                       --      40,388            --             --           40,388
                                      -------     -------           ---            ---          -------

Cash and cash equivalents at
   end of period                      $    --      28,400            --             --           28,400
                                      =======     =======           ===            ===          =======

                                                       Three Months Ended March 31, 2001
                                      ---------------------------------------------------------------------
                                                                   Non-
                                                 Guarantor      Guarantor
            Cash Flows                 Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
            ----------                -------   ------------   ------------   ------------   ------------
Cash provided by (used in)
   operating activities               $(4,041)      7,445           724             --           4,128

Cash provided by discontinued
    operations                             --       2,011            --             --           2,011

Cash used in investing activities          --      (1,792)         (158)            --          (1,950)

Cash provided by (used in)
   financing activities                 4,041      (5,201)         (566)            --          (1,726)
                                      -------      ------          ----            ---          ------

Net change in cash and cash
   equivalents                             --       2,463            --             --           2,463

Cash and cash equivalents at
   beginning of year                       --      32,182            --             --          32,182
                                      -------      ------          ----            ---          ------

Cash and cash equivalents at
   end of period                      $    --      34,645            --             --          34,645
                                      =======      ======          ====            ===          ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2001.

Proceedings Under Chapter 11 of the Bankruptcy Code

On November 14, 2000, Pillowtex Corporation and substantially all of its domestic subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. For further discussion of the Chapter 11 Cases, see note 1 to the Company's unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Since the Petition Date, the Debtors have conducted business in the ordinary course. The Bankruptcy Court confirmed the Debtors' Second Amended Joint Plan of Reorganization, with certain modifications, at a hearing held on May 1, 2002. The Debtors currently anticipate that the Plan will become effective prior to June 30, 2002. However, there are significant conditions precedent to the effectiveness of the Plan, and accordingly, there can be no assurance as to when or if the Plan will become effective. For a brief overview of the Plan and the conditions to the effectiveness thereof, see note 1 to the Company's unaudited consolidated financial statements included elsewhere in this Quarterly Report.

The Debtors are continuing to review their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine the ultimate liability for all contracts and leases that will be approved by the Bankruptcy Court for rejection. During the three months ended March 30, 2002, the Company accrued $0.2 million for the estimated prepetition liability for those contracts and leases the Bankruptcy Court has already approved for rejection. The Company expects to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court. In addition to rejecting certain contracts and leases, the Company is in the process of renegotiating certain operating leases. The Company expects that these leases will be classified as capital in accordance with their renegotiated terms.

The administrative and reorganization expenses resulting from the Chapter 11 Cases will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 Cases.

Basis of Presentation

The unaudited consolidated financial statements included elsewhere in this Quarterly Report are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), assuming that the Company will continue as a going concern. The Company is currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and continuation of the Company as a going concern is contingent upon, among other things, the Company's ability to (a) satisfy the conditions precedent to the effectiveness of the Plan or effect another plan of reorganization, (b) comply with the terms of the DIP Financing Facility, and (c) generate sufficient cash from operations and financing sources to meet its future obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the resolution of these uncertainties.

The amounts reported on the consolidated balance sheets could materially change because of changes in business strategies and the effects of the Plan or another plan of reorganization.

In the Chapter 11 Cases, substantially all unsecured and under-secured liabilities as of the Petition Date are subject to compromise or other treatment under the Plan. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the Debtors, are stayed while the Debtors continue their business operations as debtors-in-possession. The last date by which claims against the Company had to be filed in the Bankruptcy Court if the claimants wished to receive any distribution in the Chapter 11 Cases, i.e., the bar date, was July 23, 2001. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and amicably resolved, adjudicated before the Bankruptcy Court, or resolved through another dispute resolution process. The ultimate amount of and settlement terms for liabilities subject to compromise are subject to the terms of the Plan.

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

Sales returns and allowances require management to estimate the eventual expense of all returns and other sales allowances for products shipped and recorded in net sales each period. Management bases its estimate of the expense to be recorded each period on historical returns and allowance levels. At March 30, 2002, a reserve of $8.3 million was recorded and included as an allowance against trade accounts receivable. This allowance includes $2.1 million for returns and allowances not yet claimed by customers, but which management believes is necessary based on historical deductions levels. Management does not believe the likelihood is significant that materially higher deduction levels will result given its experience with the sales and returns deduction activities of its customers in the past few years.

Inventory requires management to estimate the net realizable value of the Company's obsolete and slow moving inventory at the end of each period. Management bases its net realizable value estimate on the actual proceeds received for similar inventory items in the most recent three-month period in the Company's Bed and Bath Division and a review of the age of inventory on hand in its Pillow and Pad Division. The Company's determination of the net realizable value of inventory assumes that approximately 35% of the cost of obsolete and slow moving inventory is recovered. Given the Company's experiences in the past few years with selling obsolete and slow moving inventory to various promotional and alternative markets, management does not believe the likelihood is significant that materially higher inventory write-downs due to obsolescence are required.

If the assumptions made by management in estimating sales returns and allowances and inventory obsolescence do not reflect the actual expenses to be incurred, net sales and gross profit could be reduced significantly.

When management determines that a long-lived asset has been impaired, an estimate of the fair value is required. The methodology used to determine fair value depends on whether the asset will continue to be used in the business or will be sold. The impairment charges recorded by the Company in the three months ended March 30, 2002 primarily relate to assets that will be sold. Assets held for sale are recorded at their estimated fair values. Management bases its estimate of the fair value on available information from the sale of similar assets in similar locations and appraisals. Given the significant number of recent plant closures in the textile industry in the geographic areas where the Company operates, the likelihood is remote that historical sales levels will be achieved, and management attempts to take this into consideration when determining fair values. Management continually reviews its fair value estimates and records further impairment charges for assets held for sale when management determines, based on new and reliable information, that such charges are appropriate. At March 30, 2002, the Company has $5.1 million in assets held for sale, of which $3.3 million relates to real property and $1.8 million relates to machinery and equipment. While management has exercised its good faith business judgment in determining such amounts, based on the fluctuations in fair values for transactions completed in 2001 and the first quarter of 2002 and the adjustments recorded by the Company during fiscal 2001, management believes it is reasonably possible that the Company will not fully recover these balances and that additional impairment charges may be required in subsequent periods.

Results of Operations

As a result of the sale of the Blanket Division on September 6, 2001, the results of operations of the Blanket Division have been accounted for as a discontinued operation. The results of operations for the three months ended March 31, 2001 have been restated to reflect the Blanket Division as a discontinued operation.

The Company began classifying amounts paid to vendors for co-operative advertising and marketing as a reduction to net sales on December 30, 2001. Prior to fiscal 2002, the Company classified these amounts in selling, general, and administrative expenses. The Company has reclassified $5.1 million from selling, general, and administrative expenses as a reduction to net sales in the first quarter of 2001 to conform to the 2002 presentation. See "New Accounting Standards" below.

The operating results of the Company's segments are disclosed in note 8 to the consolidated financial statements included in this Quarterly Report.

Net Sales. Net sales were $240.9 million in the first quarter of 2002, a
---------
decrease of $32.9 million or 12.0% from the first quarter of 2001. Approximately $18.0 million of the decrease is due to the loss of the Company's Ralph Lauren licensing agreement, which expired on June 30, 2001. The remaining decrease is primarily attributable to the one-time inventory liquidation in 2001. The Company had taken a charge in December 2000 to reduce certain inventories to net realizable value. Sales of these products were approximately $17.0 million in the first quarter of 2001.

Gross Profit. Gross profit increased $7.0 million from $2.4 million in the first
------------
quarter of 2001 to $9.4 million in the first quarter ended 2002. Gross margin increased from 0.9% in the first quarter of 2001 to 3.9% in the first quarter of 2002. This increase is attributable to lower overhead costs resulting from the Company's manufacturing rationalization plan and reduced material costs and natural gas prices. These savings have been partially offset by operating inefficiencies experienced due to the relocation of certain manufacturing operations required by the recently announced facility closures. The Company announced the closure of the towel finishing operations in Columbus, Georgia and Phenix City, Alabama and the Pillow and Pad automated sewing line facility in Dallas, Texas in the first quarter of 2002. The operations at these facilities have begun to be transferred to existing facilities.

Selling, General, and Administrative ("SG&A"). SG&A expenses decreased $3.0
---------------------------------------------
million from $19.1 million in the three months ended March 31, 2001 to $16.1 million in the three months ended March 30, 2002. The Company adopted SFAS No. 142 on December 30, 2001 which requires that goodwill and intangible assets with indefinite lives no longer be amortized (see "New Accounting Standards" below). As a result, the Company has not recorded any amortization on its goodwill and trademarks during the first quarter of 2002, which contributed approximately $1.6 million to the decrease in SG&A expenses. The remaining decrease is primarily composed of lower salaries and professional fees and services, resulting from the Company's cost-cutting efforts initiated in 2001. These decreases have been partially offset by higher advertising expense due to the Company's implementation of a national advertising campaign in 2002.

Restructuring Charges. The Company recorded a restructuring charge of $3.0
---------------------
million for severance and related benefits for the approximately 1,079 employees impacted by the closures of the facilities discussed above. The facilities are expected to close during May and June. During the first quarter of 2001, the Company incurred a charge of $2.0 million for severance and related benefits associated with the closure of the Company's towel facility in Hawkinsville, Georgia.

In conjunction with the closure of the Columbus, Georgia and Phenix City, Alabama facilities, the Company will curtail its defined benefit pension plans for its hourly and salaried employees at these locations. A curtailment is an event that significantly reduces the expected years of future service of present employees or eliminates for a significant number of employees the accrual of defined benefits for some or all of their future services. The effect of the curtailment on the Company's consolidated financial statements is currently being evaluated and cannot be determined at this time. The financial statement impact of such curtailment will be recorded in the second quarter of 2002.

Impairment of Long-lived Assets. The Company incurred a charge for impairment of
-------------------------------
long-lived assets of $30.9 million during the first quarter of 2002 for assets located at the Columbus, Georgia and Phenix City, Alabama facilities. The charge consists of $9.0 million for real property and $21.9 million for machinery and equipment.

Interest Expense. Interest expense decreased $8.6 million from $18.9 million in
----------------
the first quarter of 2001 to $10.3 million in the first quarter of 2002. The decrease is primarily due to a decrease in the average interest rate from 10.0% in the first quarter of 2001 to 5.3% for the first quarter of 2002.

Reorganization Items. The Company incurred $5.3 million of reorganization items
--------------------
in the first quarter of 2002, compared to $7.6 million in the first quarter of 2001. The decrease is due to lower professional fees and retention bonus expense.

Discontinued Operations. During the first quarter of 2001, the Blanket Division
-----------------------
incurred a loss from operations of $3.0 million. The Blanket Division was sold on September 6, 2001.

Liquidity and Capital Resources

DIP Financing Facility

On December 12, 2000, the Bankruptcy Court entered an order (i.e., the DIP Financing Order) authorizing the Debtors to enter into a $150.0 million debtor-in-possession financing facility, including a $60.0 million letter of credit sub-facility, (i.e., the DIP Financing Facility) with Bank of America, N.A. as agent for a syndicate of financing institutions comprised of certain of the Company's prepetition senior secured lenders, and to grant first priority priming liens and mortgages, security interests, liens (including priming liens), and superiority claims on substantially all of the assets of the Debtors to secure the DIP Financing Facility. Under the DIP Financing Order, the Debtors were required to remit (or were deemed to have remitted) to the prepetition lenders as payment in respect of the prepetition senior debt facilities described below all cash collateral constituting proceeds of the prepetition collateral up to $150 million. All such cash collateral so remitted (or deemed remitted) was required to be re-advanced (or was deemed re-advanced) to the Debtors on a postpetition basis as the Designated Post-Petition Loans.

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

On November 21, 2001, the Bankruptcy Court entered an order authorizing the Debtors to enter into another amendment to the facility, dated as of November 14, 2001, pursuant to which, (a) the scheduled termination date of the DIP Financing Facility was extended to June 30, 2002, (b) certain covenants were modified based on the Debtors' three-year strategic plan, (c) a new covenant was added limiting the incurrence of costs for relocation of equipment and costs associated with facility closures, (d) the commitment under the DIP Financing Facility was reduced from $125 million to $100 million, and (e) certain events of default were added relating to the Debtors' progress toward emergence from bankruptcy, which required the Debtors to file on or prior to December 31, 2001 a feasible plan of reorganization and disclosure statement, to obtain the Bankruptcy Court's approval of a disclosure statement on or prior to March 1, 2002, and to obtain confirmation of a plan of reorganization on or prior to May 15, 2002 and further requires the Debtors to cause a plan of reorganization to become effective on or prior to June 30, 2002.

The Debtors and the lenders under the DIP Financing Facility entered into an amendment to the facility, dated as of February 8, 2002, to allow the Company to proceed with certain aspects of its business plan. The amendment provided for, among other things, the (a) further modification of the financial covenant relating to the asset coverage ratio, (b) modification of the covenant limiting the incurrence of costs for relocation of equipment and costs associated with facility closures, and (c) modification of the covenant relating to the level of capital expenditures.

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

Amounts borrowed under the DIP Financing Facility bear interest at the option of the Company at the rate of LIBOR plus 4.00% or Bank of America's Base Rate (which is the higher of the Federal Funds Rate or Prime Rate plus, in either case, 0.50%) plus 1.50%. In addition to a facility fee and an underwriting fee of 0.50% each, there is an unused commitment fee of 0.75%, a letter of credit fee of 4.00%, and a letter of credit fronting fee of 0.20%. The DIP Financing Facility is secured by a first priority priming lien on the real and personal assets of the Company that also secure the prepetition senior secured credit facilities described below, a junior lien on certain plant and equipment that secure three of the industrial revenue bond facilities described below, and a first priority lien on all post-petition real and personal assets of the Company. The documentation evidencing the DIP Financing Facility contains financial covenants requiring maintenance of an asset coverage ratio and a minimum level of EBITDA, as well as other covenants that limit, among other things, the incurrence of costs for relocation of equipment and costs associated with facility closures, indebtedness, liens, sales of assets, capital expenditures and investments, and prohibit dividend payments. The net proceeds of certain asset sales outside the ordinary course of business will reduce prepetition indebtedness under the senior secured credit facilities; otherwise, the net proceeds of asset sales outside the ordinary course of business will be applied as a reduction of the DIP Financing Facility.

No cash borrowings were outstanding on the DIP Financing Facility at March 30, 2002. Availability under the DIP Financing Facility is based upon the balances of eligible assets, reduced by outstanding debt and letters of credit. Availability under the DIP Financing Facility as of March 30, 2002 was approximately $12.9 million. As of March 30, 2002, the Company had $28.4 million in cash and cash equivalents, including $4.8 million in cash which was being held by the lenders under the DIP Financing Facility as collateral for outstanding letter of credit. As of March 30, 2002, the Company had $25.2 million in letters of credit outstanding under the DIP Financing Facility. As prepetition letters of credit expire under the Company's senior secured revolving credit facility described below, to the extent they are renewed, they will be reissued under the DIP Financing Facility or, assuming consummation of the Plan in accordance with its terms, the Exit Financing Revolver Facility.

Assuming consummation of the Plan in accordance with its terms, holders of claims in respect of the DIP Financing Facility other than those relating to Designated Post-Petition Loans will be paid cash in an amount equal to such claim, and holders of claims relating to Designated Post-Petition Loans will receive a note under the Exit Term Loan in an amount equal to the amount of such holder's Designated Post-Petition Loans. In addition, letters of credit issued under the DIP Financing Facility will be replaced with letters of credit issued under the Exit Financing Revolver Facility.

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

As of March 30, 2002, (a) outstanding prepetition borrowings under the revolving credit facility were $232.7 million, (b) outstanding prepetition borrowings under the term loan facility were $241.6 million in the aggregate, and (c) outstanding letters of credit under the revolving credit facility were the $10.9 million in the aggregate. Pursuant to the DIP Financing Order, $150 million of prepetition borrowings under the senior debt facilities had become subject to treatment as postpetition debt. As prepetition letters of credit expire, to the extent they are renewed, they will be reissued under the DIP Financing Facility or, assuming consummation of the Plan in accordance with its terms, the Exit Financing Revolver Facility.

As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan currently bear interest at a rate based upon LIBOR plus 3.50%. The Tranche B Term Loan bears interest on a similar basis to the

Tranche A Term Loan, plus an additional margin of 0.50%. The weighted average annual interest rate on outstanding borrowings under the various prepetition senior credit facilities for the three months ended March 30, 2002 was 5.35%. The prepetition senior debt facilities expired on January 31, 2002.

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

Overline Facility

In May 1999, the Company entered into a $20.0 million senior unsecured revolving credit facility (i.e., the Overline Facility) to obtain additional working capital availability. On July 27, 1999, the Overline Facility was amended to increase the amount of funds available to $35.0 million and to secure it with the same assets securing the senior debt facilities described above. As of March 30, 2002, outstanding borrowings under the Overline Facility were $34.7 million. The Overline Facility is guaranteed on a senior basis by the Company's domestic subsidiaries. Amounts borrowed under the Overline Facility bear interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3.0%, at the Company's option. The Overline Facility matured on January 31, 2002.

Pursuant to the DIP Financing Order, the Bankruptcy Court authorized the Company to make scheduled interest payments on the Overline Facility. Even though these payments are being made, the Company remains in default under the Overline Facility.

Assuming consummation of the Plan in accordance with its terms, the indebtedness under the Overline Facility will be cancelled and, in exchange therefor, holders of claims in respect of the Overline Facility will become entitled to receive New Common Stock and New Warrants.

Senior Subordinated Debt

In connection with the Fieldcrest Cannon acquisition, the Company issued $185.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2005 (i.e., the 9% Notes), with interest payable semiannually commencing June 15, 1998. The 9% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 10% Notes described below. As of March 30, 2002, all of the 9% Notes remained outstanding.

On November 12, 1996, the Company issued $125.0 million aggregate principal amount of 10% Senior Subordinated Notes due 2006 (i.e., the 10% Notes), with interest payable semiannually commencing May 15, 1997. The 10% Notes are general unsecured obligations of the Company, are subordinated in right of payment to all existing and future senior indebtedness, and rank pari passu with the 9% Notes. As of March 30, 2002, all of the 10% Notes remained outstanding.

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

Fieldcrest Cannon 6% Convertible Debentures

As a result of the Company's acquisition of Fieldcrest Cannon, the outstanding 6% Convertible Debentures are convertible, at the option of the holders, into a combination of cash and Common Stock. As of March 30, 2002, approximately $85.2 million aggregate principal amount of the 6% Convertible Debentures remain outstanding. If all such outstanding 6% Convertible Debentures were converted at such date, the resulting cash component of the conversion consideration would have been approximately $57.2 million.

Prior to the Petition Date, Fieldcrest Cannon issued certain non-interest bearing subordinated promissory notes (i.e., the Cash Claimant Notes) in respect of the unpaid cash portion of the conversion consideration owing to certain holders of the 6% Convertible Debentures who had surrendered their debentures for conversion, but had not been paid the cash portion of the conversion consideration. As of March 30, 2002, the aggregate amount of the outstanding Cash Claimant Notes was $5.2 million.

The 6% Convertible Debentures and Cash Claimant Notes are general unsecured obligations of Fieldcrest Cannon. Fieldcrest Cannon is in default under the indenture governing the 6% Convertible Debentures and the Cash Claimant Notes. No principal or interest payment has been or will be made on the 6% Convertible Debentures or Cash Claimant Notes during the pendency of the Chapter 11 Cases.

Assuming consummation of the Plan in accordance with its terms, the indebtedness under the 6% Convertible Debentures will be cancelled and, in exchange therefor, holders of claims in respect of 6% Convertible Debentures will become entitled to receive New Warrants, and the indebtedness under the Cash Claimant Notes will be cancelled and, in exchange therefore, holders of claims in respect of the Cash Claimant Notes will become entitled to receive New Common Stock and New Warrants.

Industrial Revenue Bonds

The Company presently has obligations in respect of two industrial revenue bond facilities (i.e., the IRB Facilities). One of the IRB Facilities is secured by liens on specified plants and equipment and by a letter of credit. The other IRB Facility is secured by a letter of credit. As of March 30, 2002, $13.2 million of bonds in the aggregate were outstanding under the IRB Facilities.

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

Adequacy of Capital Resources

As discussed above, the Debtors are operating their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition to the cash requirements necessary to fund ongoing operations, Pillowtex has incurred, and will continue to incur, significant professional fees and other restructuring costs in connection with the Chapter 11 Cases and the restructuring of its business operations. However, based on current and anticipated levels of operations and continued efforts to reduce inventories, and assuming consummation of the Plan prior to June 30, 2002, Pillowtex's management believes that Pillowtex's cash flow from operations, together with amounts available under the DIP Financing Facility, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 Cases. The DIP Financing Facility is currently scheduled to terminate on June 30, 2002, and accordingly, if the Plan is not consummated in accordance with its terms prior to such date, Pillowtex would be required to obtain a further extension of the DIP Financing Facility or alternative financing. Pillowtex can provide no assurance that such an extension would be granted or that alternative financing would be available on acceptable terms. As a result of the Chapter 11 Cases and the circumstances leading to the filing thereof, Pillowtex's access to alternative financing in such a scenario would be very limited. Furthermore, in the event that cash flows, together with available borrowings under the DIP Financing Facility or alternative financing arrangements, are not sufficient to meet the Company's cash requirements, Pillowtex may be required to reduce planned capital expenditures; however, Pillowtex can provide no assurance that such reductions would be sufficient to cover any cash shortfalls. Management of the Debtors believes that, assuming consummation of the Plan in accordance with its terms and achievement of the Debtors' business plan and strategy, reorganized Parent will have sufficient liquidity for the reasonably foreseeable future to service post-reorganization indebtedness and conduct its business as contemplated by the Debtors' business plan and strategy.

In addition, the amounts reported in the unaudited consolidated financial statements included elsewhere in this Quarterly Report do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of the Plan or another plan of reorganization. Adjustments necessitated by the confirmation of the Plan or another plan of reorganization could materially change the amounts reported in the consolidated financial statements.

Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors of approximately $483.7 million as of March 30, 2002, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease, but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Chapter 11 Cases unless such claims had been secured on a prepetition basis prior to the Petition Date. The Debtors are continuing to review their executory contracts and unexpired leases and have received approval from the Bankruptcy Court to reject certain contracts and leases. The Debtors cannot presently determine what the ultimate liability will be for all contracts and leases approved by the Bankruptcy Court for rejection, but the estimated prepetition liability for those the Bankruptcy Court has already approved is approximately $16.1 million. The Company expects to accrue additional liabilities as more contracts and leases are approved for rejection by the Bankruptcy Court.

New Accounting Standards

The Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", which address various aspects of accounting for consideration given by a vendor to a customer or a reseller of products. The Company adopted the provisions of the EITFs as of the beginning of fiscal 2002, which commenced December 30, 2001. The EITFs require the Company to classify all consideration paid to customers as a reduction to net sales. Prior to December 30, 2001, the Company classified amounts paid to customers for co-operative advertising and marketing in selling, general, and administrative expenses. As a result, $5.1 million of selling, general, and administrative expenses have been reclassified as a reduction to net sales for the three months ended March 31, 2001.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company adopted SFAS No. 142 as of December 30, 2001. The Company has completed the first step of the transitional impairment test for intangible assets with indefinite lives and has determined that no potential impairment exists. The Company is also required to complete the first step of the transitional impairment test for goodwill within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the calendar year. As of March 30, 2002 and December 29, 2001, the Company had intangible assets other than goodwill of $27.7 million and $28.1 million, respectively.

Pro forma loss from continuing operations applicable to common shareholders and loss applicable to common shareholders and related per share amounts for the three months ended March 31, 2001, adjusted to eliminate historical amortization of goodwill and intangibles with indefinite lives, are as follows:

Loss from continuing operations applicable to common
   shareholders - as reported                          $(51,926)
                                                       ========
Loss from continuing operations applicable to common
   shareholders - pro forma                            $(50,345)
                                                       ========

Basic and diluted loss per common share:
---------------------------------------
Loss from continuing operations applicable to common
   shareholders - as reported                          $  (3.64)
                                                       ========
Loss from continuing operations applicable to common
   shareholders - pro forma                            $  (3.53)
                                                       ========

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 also retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 is not applicable to goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

The Company adopted the provisions of SFAS No. 144 as of December 30, 2001. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment requirements under SFAS No. 144 are largely unchanged from SFAS No. 121.

Cautionary Statement Regarding Forward-Looking Statements

This filing contains certain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. Because such forward-looking statements are subject to various risks and uncertainties, results may differ materially from those expressed in or implied by such statements. Many of the factors that will determine these results are beyond the Company's ability to control or predict. Factors which could affect the Company's future results and could cause results to differ materially from those expressed in or implied by such forward-looking statements include, among others: (a) the significant challenges faced in connection with the Chapter 11 Cases; (b) the substantial doubt as to whether the Company will continue as a going concern; (c) the restrictions on the conduct of the Company's business as a result of the Chapter 11 Cases and provisions contained in the DIP Financing Facility; (d) the Company's dependence on specific raw materials; (e) the effects of adverse retail industry conditions; (f) the Company's dependence on specific brand names; (g) the risks related to loss of material customers; (h) the risks related to organized labor;
(i) the seasonality of the Company's businesses; (j) the difficulties in attracting and retaining personnel; and (k) the substantial effort of management required in connection with the Chapter 11 Cases. For further discussion of such risks, see "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in the Company's annual report on Form 10-K for its fiscal year ended December 29, 2001.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (a)  Reports on Form 8-K

          During the quarter ended March 30, 2002, Pillowtex filed the following Current Reports on Form 8-K:

               Current Report on Form 8-K dated February 26, 2002 and filed February 26, 2002, reporting information under "Item 5. Other Events" regarding the filing of the Company's first amended plan of reorganization.

               Current Report on Form 8-K, dated February 27, 2002 and filed March 4, 2002, reporting information under "Item 5. Other Events" regarding the approval of the Company's disclosure statement by the Bankruptcy Court.

               Current Report on Form 8-K, dated March 11, 2002 and filed March 11, 2002, reporting information under "Item 5. Other Events" regarding the filing of the Company's second amended plan of reorganization.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2002          PILLOWTEX CORPORATION
                            (Registrant)


                            /s/ Michael R. Harmon
                            ----------------------------------------------------
                            Michael R. Harmon
                            Executive Vice President and Chief Financial Officer