Form 10-Q
period 2002-06-29
PILLOWTEX CORP
filed 2002-08-13
CIK 896265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)                         FORM 10-Q
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

                                       OR

    [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 000-49835

                              PILLOWTEX CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                  75-2147728
        (State of Incorporation)              (IRS Employer Identification No.)

          One Lake Circle Drive
       Kannapolis, North Carolina                           28081
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

                   Yes [X]                 No [_]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   Yes [X]                 No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at August 1, 2002

    Common Stock, $0.01 par value                            18,994,000

                     PILLOWTEX CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I -             Financial Information                                                     Page No.
Item 1.              Unaudited Consolidated Financial Statements:

                     Consolidated Balance Sheets as of June 29, 2002, June 30, 2001
                       and December 29, 2001                                                      2

                     Consolidated Statements of Operations for the one month
                       ended June 29, 2002, the two months ended June 1, 2002 and                 3
                       three months ended June 30, 2001

                     Consolidated Statements of Operations for the five months
                       ended June 1, 2002 and six months ended June 30, 2001                      4

                     Consolidated Statements of Stockholders' Equity (Deficit)
                       for the five months ended June 1, 2002 and the one month                   5
                       ended June 29, 2002

                     Consolidated Statements of Cash Flows for the one month
                       ended June 29, 2002, the five months ended June 1, 2002                    6
                       and six months ended June 30, 2001

                     Notes to Consolidated Financial Statements                                   7

Item 2.              Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                              25

Part II -            Other Information

Item 1.              Legal Proceedings                                                            34

Item 2.              Changes in Securities and Use of Proceeds                                    34

Item 5.              Other Information                                                            34

Item 6.              Exhibits and Reports on Form 8-K                                             35

Signature                                                                                         36

                     PILLOWTEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except for par value)

                                                                           Successor               Predecessor
                                                                        ----------------  -------------------------------
                          ASSETS                                            June 29,         June 30,       December 29,
                                                                              2002             2001             2001
                                                                        ----------------  --------------  ---------------
Current assets:
  Cash and cash equivalents (including restricted cash of
      $8,056 as of June 29, 2002 and $3,861 as of December 29,
      2001)                                                           $        15,004         24,355           40,388
  Receivables:
    Trade, less allowances of $9,303 as of June 29, 2002,
      $21,986 as of June 30, 2001 and $9,276 as of December 29,
      2001                                                                    134,181        153,040          144,727
    Other                                                                       2,594          7,383            4,478
  Inventories                                                                 193,673        225,715          200,578
  Assets held for sale                                                         18,696          7,074            6,075
  Prepaid expenses                                                              5,574          3,491            3,604
  Net assets of discontinued operations                                             -         37,657            1,358
                                                                        ----------------  --------------  ---------------
    Total current assets                                                      369,722        458,715          401,208
Property, plant and equipment, less accumulated
  depreciation of $857 as of June 29, 2002, $160,612 as of
  June 30, 2001 and $172,938 as of December 29, 2001                          169,359        485,046          453,440
Intangible assets, at cost less accumulated amortization of
  $88 as of June 29, 2002, $34,181 as of June 30, 2001
  and $40,899 as of December 29, 2001                                          50,136        227,219          221,729
Other assets                                                                    2,766         29,465           11,250
                                                                        ----------------  --------------  ---------------
      Total assets                                                    $       591,983      1,200,445        1,087,627
                                                                        ================  ==============  ===============
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
  Checks not yet presented for payment                                $        14,971          9,726              285
  Accounts payable                                                             39,648         26,710           34,834
  Accrued expenses                                                             64,536         51,396           59,837
  Current portion of long-term debt                                             6,653              -              356
  Current portion of long-term debt in default                                      -        678,923          660,893
  Long-term debt in default                                                         -         12,673           10,920
                                                                        ----------------  --------------  ---------------
    Total current liabilities                                                 125,808        779,428          767,125
Long-term debt, less current portion                                          201,656              -              645
Noncurrent liabilities                                                         73,858         38,833           48,950
                                                                        ----------------  --------------  ---------------
    Total liabilities not subject to compromise                               401,322        818,261          816,720
Liabilities subject to compromise                                                   -        491,898          500,840
                                                                        ----------------  --------------  ---------------
      Total liabilities                                                       401,322      1,310,159        1,317,560
Predecessor Series A redeemable convertible preferred
  stock, $0.01 par value; 81,411 shares issued and
  outstanding for June 30, 2001 and December 29, 2001                               -         90,225           99,185
Stockholders' equity (deficit):
  Successor preferred stock, $0.01 par value; authorized
     10,000,000 shares                                                              -              -                -
  Predecessor preferred stock, $0.01 par value;
     authorized 20,000,000 shares; only Series A issued                             -              -                -
  Successor common stock, $0.01 par value;
     authorized 50,000,000 shares;
     18,600,000 shares issued and outstanding                                     186              -                -
  Predecessor common stock, $0.01 par value; authorized 55,000,000 shares; 14,250,892 shares issued and outstanding as of
     June 30, 2001 and December 29, 2001                                            -            143              143
    Additional paid-in capital                                                191,438        160,120          160,120
    Accumulated deficit                                                        (1,009)      (358,366)        (461,186)
    Accumulated other comprehensive income (loss)                                  46         (1,836)         (28,195)
                                                                        ----------------  --------------  ---------------
      Total stockholders' equity (deficit)                                    190,661       (199,939)        (329,118)
Commitments and contingencies
                                                                        ----------------  --------------  ---------------
          Total liabilities and stockholders' equity (deficit)        $       591,983      1,200,445        1,087,627
                                                                        ================  ==============  ===============

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        One Month Ended June 29, 2002, Two Months Ended June 1, 2002 and
                        Three Months Ended June 30, 2001
                (Dollars in thousands, except for per share data)

                                                             Successor                    Predecessor
                                                           -------------        -----------------------------
                                                             One Month          Two Months       Three Months
                                                               Ended               Ended            Ended
                                                              June 29,            June 1,          June 30,
                                                                2002               2002              2001
                                                            -----------         ----------       ----------
Net sales                                                   $    71,291            139,125          232,383
Cost of goods sold                                               65,291            140,377          238,637
                                                            -----------         ----------       ----------
    Gross profit (loss)                                           6,000             (1,252)          (6,254)
Selling, general, and administrative expenses                     5,572              9,010           15,632
Impairment of long-lived assets                                       -                192           20,085
Restructuring charges                                                 -              1,200            4,488
                                                            -----------         ----------       ----------
    Income (loss) from operations                                   428            (11,654)         (46,459)
Interest expense (contractual interest of $11,614 in two
    months ended June 1, 2002 and $25,020 in 2001)                1,437              6,531           16,455
                                                            -----------         ----------       ----------
    Loss from continuing operations before
      reorganization items and income taxes                      (1,009)           (18,185)         (62,914)
Reorganization items:
   Gain on cancellation of pre-petition liabilities                   -           (856,375)               -
   Fresh start adjustments                                            -            391,091                -
   Other                                                              -             61,330           13,540
                                                            -----------         ----------       ----------
    Total reorganization items                                        -           (403,954)          13,540
                                                            -----------         ----------       ----------
    Income (loss) from continuing operations
      before income taxes                                        (1,009)           385,769          (76,454)
Income tax expense                                                    -                  -                -
                                                            -----------         ----------       ----------
    Net income (loss) from continuing operations                 (1,009)           385,769          (76,454)
Loss from discontinued operations                                     -                  -            4,222
                                                            -----------         ----------       ----------
    Net income (loss)                                            (1,009)           385,769          (80,676)
Preferred dividends and accretion                                     -              2,892            3,697
                                                            ===========         ==========       ==========
    Income (loss) applicable to common stockholders         $    (1,009)           382,877          (84,373)
                                                            ===========         ==========       ==========
Basic and diluted loss per common share -
    Loss applicable to common stockholders                  $     (0.05)
                                                            ===========
Weighted average common shares outstanding -
    Basic and diluted                                            18,600
                                                            ===========

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Five Months Ended June 1, 2002 and
                         Six Months Ended June 30, 2001
                             (Dollars in thousands)

                                                                            Predecessor
                                                              -----------------------------------
                                                                  Five Months          Six Months
                                                                     Ended               Ended
                                                                    June 1,             June 30,
                                                                      2002                2001
                                                              ----------------      -------------
Net sales                                                     $        380,050            506,225
Cost of goods sold                                                     371,941            510,071
                                                              ----------------      -------------
      Gross profit (loss)                                                8,109             (3,846)
Selling, general, and administrative expenses                           25,127             34,707
Impairment of long-lived assets                                         31,111             20,085
Restructuring charges                                                    4,233              6,465
                                                              ----------------      -------------
      Loss from operations                                             (52,362)           (65,103)
Interest expense (contractual interest of $30,481 in 2002
   and $52,508 in 2001)                                                 16,832             35,376
                                                              ----------------      -------------
      Loss from continuing operations before
           reorganization items and income taxes                       (69,194)          (100,479)
Reorganization items:
   Gain on cancellation of pre-petition liabilities                   (856,375)                 -
   Fresh start adjustments                                             391,091                  -
   Other                                                                66,633             21,165
                                                              ----------------      -------------
      Total reorganization items                                      (398,651)            21,165
                                                              ----------------      -------------
      Income (loss) from continuing operations
           before income taxes                                         329,457           (121,644)
Income tax benefit                                                      (7,157)                 -
                                                              ----------------      -------------
      Net income (loss) from continuing operations                     336,614           (121,644)
Loss from discontinued operations                                            -              7,259
                                                              ----------------      -------------
       Net income (loss)                                               336,614           (128,903)
Preferred dividends and accretion                                        7,467              7,396
                                                              ----------------      -------------
      Income (loss) applicable to common stockholders         $        329,147           (136,299)
                                                              ================      =============

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        Five Months Ended June 1, 2002 and One Month Ended June 29, 2002
                             (Dollars in thousands)

                                               Common         Stock                        Retained     Accumulated       Total
                                            ---------------------------    Additional      earnings        other      stockholders'
                                               Number          Par           paid-in     (accumulated  comprehensive     equity
                                             of shares        value          capital       deficit)    income (loss)    (deficit)
                                            ------------   ------------   ------------  ------------  -------------  ------------
Predecessor:
Balance at December 29, 2001                 14,250,892   $        143   $   160,120   $  (461,186)  $   (28,195)    $ (329,118)
Comprehensive loss:
    Net loss excluding plan of
      reorganization and fresh start
      adjustments                                     -              -             -      (128,670)            -       (128,670)
    Currency translation adjustments                  -              -             -             -           (30)           (30)
                                                                                                                     ----------
    Total comprehensive loss                                                                                           (128,700)
                                                                                                                     ----------
Accretion of Series A Preferred
    Stock                                             -              -             -           (90)            -            (90)
Preferred dividends declared                          -              -             -        (7,377)            -         (7,377)
Effect of plan of reorganization and fresh
      start adjustments:
    Cancellation of old common stock        (14,250,892)          (143)     (160,120)            -             -       (160,263)
    Issuance of new common stock
      and warrants                           18,600,000            186       191,438             -             -        191,624
    Other fresh start adjustments                     -              -             -       597,323        28,225        625,548
                                            -----------   ------------   -----------   -----------   -----------     ----------
Successor:
Balance at June 1, 2002                      18,600,000            186       191,438             -             -        191,624
Comprehensive loss:
    Net loss                                          -              -             -        (1,009)            -         (1,009)
    Currency translation adjustment                   -              -             -             -            46             46
                                                                                                                     ----------
    Total comprehensive loss                                                                                               (963)
                                                                                                                     ----------
                                            -----------   ------------   -----------   -----------   -----------     ----------
Balance at June 29, 2002                     18,600,000   $        186   $   191,438   $    (1,009)  $        46     $  190,661
                                            ===========   ============   ===========   ===========   ===========     ==========

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        One Month Ended June 29, 2002, Five Months Ended June 1, 2002 and
                         Six Months Ended June 30, 2001
                             (Dollars in thousands)

                                                                         Successor                 Predecessor
                                                                     -------------------  -----------------------------
                                                                                           Five Months      Six Months
                                                                      One Month Ended         Ended            Ended
                                                                          June 29,           June 1,          June 30,
                                                                            2002              2002              2001
                                                                     -------------------  -------------   -------------
Cash flows from operating activities:
Net income (loss)                                                       $  (1,009)          336,614           (128,903)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Gain on cancellation of pre-petition liabilities                             -          (856,375)                 -
   Fresh start adjustments                                                      -           391,091                  -
   Loss from discontinued operations                                            -                 -              7,259
   Depreciation and amortization                                              857            18,880             27,659
   Impairment of long-lived assets                                              -            31,111             20,085
   Changes in assets and liabilities, net of effects of fresh start adjustments and the divestiture of the Blanket Division:
       Trade receivables                                                   (9,881)           20,807             36,024
       Inventories                                                         (6,950)           (3,085)            36,430
       Accounts payable and accrued expenses                               (4,535)             (994)              (322)
       Other assets and liabilities                                         7,196            42,845              3,074
                                                                        ---------         ---------          ---------
   Net cash provided by (used in) operating activities                    (14,322)          (19,106)             1,306

   Net cash provided by discontinued operations                                 -               894                726

Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment                        1,864             1,058              1,251
 Purchases of property, plant and equipment                                (1,949)          (28,491)            (6,380)
                                                                        ---------         ---------          ---------
   Net cash used in investing activities                                      (85)          (27,433)            (5,129)

Cash flows from financing activities:
 Increase (decrease) in checks not yet presented for payment                9,735             4,951             (2,344)
 Borrowings on revolving credit loans                                      77,806            70,956                  -
 Repayments on revolving credit loans                                     (74,933)          (11,933)                 -
 Retirement of long-term debt                                                (696)          (41,218)            (2,386)
                                                                        ---------         ---------          ---------
   Net cash provided by (used in) financing activities                     11,912            22,756             (4,730)

Net change in cash and cash equivalents                                    (2,495)          (22,889)            (7,827)
Cash and cash equivalents at beginning of period                           17,499            40,388             32,182
                                                                        ---------         ---------          ---------
Cash and cash equivalents at end of period                              $  15,004            17,499             24,355
                                                                        =========         =========          =========
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
   Interest                                                             $     323            17,758             37,229
                                                                        =========         =========          =========
   Income taxes                                                         $  (6,606)               10                121
                                                                        =========         =========          =========


Supplemental disclosure of noncash financing information:
    During the five months ended June 1, 2002, the Company converted several operating leases into capital lease obligations of $24,386.

          See accompanying notes to consolidated financial statements.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)



(1)   General

Pillowtex Corporation, a Delaware corporation ("Pillowtex" or "Parent", and together with its subsidiaries, the "Company"), is one of the largest North American designers, manufacturers, and marketers of home textile products. The Company's extensive product offerings include a full line of utility and fashion bedding and complementary bedroom textile products, as well as a full line of bathroom and kitchen textile products. As a leading supplier across all distribution channels, the Company sells it products to mass merchants, department stores, and specialty retailers. The Company also markets its products to wholesale clubs, catalog merchants, institutional distributors, and international customers and on the Internet.

Chapter 11 Proceedings and Reorganization

On November 14, 2000 (the "Petition Date"), Pillowtex Corporation, a Texas corporation ("Old Pillowtex"), and substantially all of its domestic subsidiaries (collectively with Old Pillowtex, the "Debtors"), including Fieldcrest Cannon, Inc. ("Fieldcrest Cannon"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases for the Debtors (the "Chapter 11 Cases") were jointly administered for procedural purposes. From the Petition Date until May 24, 2002, the Debtors operated their businesses as debtors-in-possession pursuant to the Bankruptcy Code. On May 2, 2002, Old Pillowtex announced that the Bankruptcy Court had confirmed the Debtors' Second Amended Joint Plan of Reorganization, with certain modifications (as so modified, the "Plan"). On May 24, 2002 (the "Effective Date"), the Plan became effective and the Debtors successfully emerged from their chapter 11 bankruptcy proceedings.

Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

..    all of Old Pillowtex's issued and outstanding common stock and preferred stock were cancelled without consideration;

..    Old Pillowtex merged with and into Pillowtex, a wholly-owned Delaware subsidiary of Old Pillowtex, with Pillowtex as the surviving corporation (the "Merger");

..    certain indebtedness of the Debtors was cancelled in exchange for cash, common stock, par value $0.01 per share, of Pillowtex ("Common Stock"), and/or warrants to purchase shares of Common Stock ("Warrants");

..    designated post-petition loans having an aggregate principal amount of $150 million were cancelled in exchange for the issuance by Pillowtex of $150 million aggregate principal amount of notes under a new secured term loan (the "Exit Term Loan") (the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million (see note 4));

..    executory contracts or unexpired leases to which any Debtor was a party were assumed, assumed and assigned, or rejected;

..    industrial revenue bonds in the aggregate principal amount of $11.4 million were reinstated;

..    members of the boards of directors and officers of Pillowtex and the reorganized Debtor subsidiaries were elected and began serving their respective terms; and

..    the overall corporate structure was simplified through the restructuring and dissolution of certain of Old Pillowtex's subsidiaries.

On the Effective Date, (a) 18,600,000 shares of Common Stock and Warrants initially exercisable to purchase 3,529,412 shares of Common Stock were issued for distribution in respect of claims against the Debtors,

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)



(b) 3,529,412 shares of Common Stock were reserved for issuance upon the exercise of Warrants, and (c) 1,400,000 shares of Common Stock were reserved for issuance in satisfaction of awards under the Pillowtex Corporation 2002 Equity Incentive Plan (the "Equity Incentive Plan"), which was implemented in accordance with the Plan. In addition, on the Effective Date, Pillowtex entered into a three-year $200 million senior secured asset-based nonamortizing revolving credit facility, including a $60 million letter of credit sub-facility (the "Exit Revolver Facility") with Congress Financial Corporation as agent for a syndicate of lenders. See note 4 for a more detailed description of the Exit Revolver Facility.

Fresh Start Adjustments

The Debtors emerged from their chapter 11 bankruptcy proceedings on May 24, 2002. However, for financial reporting purposes, the Company deemed the effective date of the Plan to have occurred on June 1, 2002. References to "Predecessor" refer to Old Pillowtex and its subsidiaries on and prior to May 24, 2002 and Pillowtex and its subsidiaries from May 24, 2002 through June 1, 2002, and references to "Successor" refer to Pillowtex and its subsidiaries on and after June 1, 2002, after giving effect to the implementation of fresh start reporting. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), the Company adopted fresh start reporting because holders of existing voting shares of Old Pillowtex immediately before filing and confirmation of the Plan received less than 50% of the Common Stock distributed under the Plan and the Company's reorganization value was less than the Debtors' post-petition liabilities and allowed claims in the aggregate on a consolidated basis.

Fresh start reporting requires that the reorganization value of the Company be allocated to its assets in conformity with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". The excess of the fair value of the specific tangible or identifiable intangible net assets over reorganization value, or negative goodwill, is to be allocated to noncurrent non-monetary assets on a pro rata basis. Based on the consideration of many factors and various valuation methods, including a discounted cash flow, a comparable public company analysis, a comparable acquisitions analysis, and other applicable analyses believed by the Company's management to be appropriate for the Company's business and industry, the Company and its financial advisors determined the reorganization value of the Company to be approximately $400 million, which served as the basis for the Plan approved by the Bankruptcy Court. Approximately $208.4 million of the reorganization value related to debt and other obligations outstanding as of the Effective Date, and the remaining reorganization value of approximately $191.6 million was assigned as the initial equity of the Company. The $208.4 million of the reorganization value related to debt and other obligations is comprised of $206.3 million of long-term debt and $19.6 million of deferred creditor claim payments and bankruptcy-related professional fees included in accrued expenses, offset by $17.5 million of cash included in current assets in the Successor column in the table below.

The fair value of the net assets exceeded the reorganization value by $131.2 million, resulting in negative goodwill. The negative goodwill has been allocated on a proportional basis to property, plant and equipment and certain intangible assets.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)



The following table reflects the reorganization adjustments to Old Pillowtex's consolidated balance sheet as of June 1, 2002:

                                                                                              Fresh
                                                                         Plan of              Start
                                                    Predecessor       Reorganization       Adjustments        Successor
                                                   -------------    -----------------     -------------      -----------
Assets:
-------
Current assets                                     $   364,936                 -                (953) (e)      363,983
Property, plant and equipment, net                     456,739                 -            (288,321) (f)      168,418
Intangibles, net                                       229,440                 -            (179,309) (g)       50,131
Other assets                                             5,946                 -              (3,087) (e)        2,859
                                                   -----------       -----------           ---------         ---------
      Total assets                                 $ 1,057,061                 -            (471,670)          585,391
                                                   ===========       ===========           =========         =========

Liabilities and stockholders' equity (deficit):
-----------------------------------------------
Liabilities not subject to compromise:
   Checks not yet presented for payment,
     accounts payable and accrued expenses         $   101,873             7,393  (a)          4,689  (e)      113,955
   Long-term debt                                      194,901            11,380  (b)              -           206,281
   Long-term debt in default                           520,104          (520,104) (c)              -                 -
   Noncurrent liabilities                               52,147                 -              21,384  (e)       73,531
                                                   -----------       -----------           ---------         ---------
      Total liabilities not subject to compromise      869,025          (501,331)             26,073           393,767
Liabilities subject to compromise                      546,668          (546,668) (c)              -                 -
                                                   -----------       -----------           ---------         ---------
      Total liabilities                              1,415,693        (1,047,999)             26,073           393,767

Redeemable convertible preferred stock                 106,652                 -            (106,652) (h)            -

Stockholders' equity (deficit)                        (465,284)        1,047,999  (d)       (391,091) (h)      191,624
                                                   -----------       -----------           ---------         ---------
      Total liabilities and stockholders' equity
       (deficit)                                   $ 1,057,061                 -            (471,670)          585,391
                                                   ===========       ===========           =========         =========

     (a) To record certain pre-petition accounts payable and property taxes to be settled in cash.
     (b)  To reinstate industrial revenue bonds.
     (c)  To record elimination of pre-petition liabilities that were cancelled.
     (d) To record issuance of securities of Pillowtex ($191.6 million) and gain on cancellation of pre-petition liabilities ($856.4 million).
     (e) To reflect assets and liabilities at fair value. Such revaluations include:
          -- The reduction of inventory to eliminate the existing LIFO reserves and adjust the carrying value to the estimated market value;
          -- The addition of warehousing costs to the carrying value of inventory;
          -- The increase in accrued expenses for certain unfavorable contract commitments;
          -- The increase in accrued pension and postretirement benefit obligations primarily due to the reduction in the value of the pension plan assets; and
          -- The reduction in carrying values of certain other assets to reflect fair values.
     (f)  To record at fair value, less allocated portion of negative goodwill.
     (g) To write off goodwill and adjust trademarks and certain licenses to fair value, less allocated portion of negative goodwill.
     (h) To write off Old Pillowtex's securities, accumulated deficit and accumulated other comprehensive loss.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)




The fresh start adjustments were based upon the work of outside appraisers, actuaries, and financial consultants, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the assets and liabilities of the Company and its subsidiaries.

Basis of Presentation

References in these consolidated financial statements to "Predecessor" refer to Old Pillowtex and its subsidiaries on and prior to May 24, 2002 and Pillowtex and its subsidiaries from May 24, 2002 through June 1, 2002. References to "Successor" refer to Pillowtex and its subsidiaries on and after June 1, 2002, after giving effect to the implementation of fresh start reporting.

The accompanying consolidated financial statements for the five months ended June 1, 2002 (Predecessor), the six months ended June 30, 2001 (Predecessor) and as of December 29, 2001 (Predecessor) have been presented in accordance with SOP 90-7 and assumed that the Debtors would continue as a going concern. In the Chapter 11 Cases, substantially all unsecured liabilities and under-secured liabilities as of the Petition Date were subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheets as of June 30, 2001 and December 29, 2001.

Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was to be paid during the Chapter 11 Cases.

The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Old Pillowtex's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2001 (Commission File No. 1-11756).

The June 30, 2001 consolidated financial statements have been restated to present the Blanket Division as a discontinued operation (see note 12).

The provisions of EITF No. 00-25 (as defined in note 11) were adopted on December 30, 2001. As a result, $4.8 million and $9.8 million of selling, general, and administrative expenses have been reclassified as a reduction to net sales in the three months and six months ended June 30, 2001, respectively.

(2)    Inventories

Inventories consist of the following:

                                                  Successor                         Predecessor
                                             --------------------    -------------------------------------------
                                                   June 29,               June 30,              December 29,
                                                     2002                   2001                    2001
                                             --------------------    -------------------    --------------------
       Finished goods                     $             99,343              113,756                 104,532
       Work-in-process                                  44,522               46,614                  40,832
       Raw materials and supplies                       36,799               58,477                  46,828
       In-transit and off-site                          13,009                6,868                   8,386
                                             --------------------    -------------------    --------------------
                                          $            193,673              225,715                 200,578
                                             ====================    ===================    ====================

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)




(3)    Loss Per Share

There were no reconciling items between basic loss per share and diluted loss per share because the effects of the conversion of the Warrants would have been anti-dilutive for the one month ended June 29, 2002. Warrants exercisable to purchase up to 3,529,412 shares of Common Stock were outstanding as of June 29, 2002.

(4)    Long-Term Debt and Liquidity

Long-term debt consists of the following:


                                                                     Sucessor                  Predecessor
                                                                 -----------------  -----------------------------------
                                                                     June 29,          June 30,          December 29,
                                                                       2002              2001                2001
                                                                 -----------------  ----------------   ----------------
Exit Revolver Facility                                          $      61,895                  -                  -

Exit Term Loan                                                        111,359                  -                  -

Revolver less portion to be treated as post-petition debt                   -            241,021            233,051
Term loans less portion to be treated as post-petition debt                 -            250,204            242,004
Portion of revolver and term loans to be treated as
   post-petition debt                                                       -            150,000            150,000
Overline Credit Facility                                                    -             34,738             34,738
DIP Financing Facility                                                      -                  -                  -
Industrial revenue bonds with interest rates from 1.35% to
   2.19% and maturities through July 1, 2021; generally
   collateralized by land, buildings and letters of credit             11,380             13,860             13,185
9% Senior Subordinated Notes due 2007                                       -            185,000            185,000
10% Senior Subordinated Notes due 2006                                      -            125,000            125,000
6% Convertible Subordinated Debentures due
   2012 inclusive of Cash Claimant Notes in the principal
   amount of $5.2 million                                                   -             90,417             90,417
Capital lease obligations                                              23,675                  -                  -
Other debt                                                                  -              1,811              2,106
                                                                 -----------------  ----------------   ----------------
Total debt                                                            208,309          1,092,051          1,075,501
Less:
   Current portion of long-term debt                                   (6,653)                 -               (356)
   Current portion of long-term debt in default                             -           (678,923)          (660,893)
   Long-term debt in default                                                -            (12,673)           (10,920)
   Liabilities subject to compromise                                        -           (400,455)          (402,687)
                                                                 -----------------  ----------------   ----------------

Total long-term debt                                            $     201,656                  -                645
                                                                 =================  ================   ================

Exit Revolver Facility

As discussed in note 1, the Company entered into the Exit Revolver Facility on the Effective Date. The Exit Revolver Facility is a three-year $200 million senior secured asset-based nonamortizing revolving credit facility, including a $60 million letter of credit sub-facility. Parent and certain of its domestic subsidiaries are borrowers under the Exit Revolver Facility, and Parent's other domestic and Canadian subsidiaries are guarantors thereunder. The availability of borrowings under the Exit Revolver Facility generally is based on a percentage of eligible accounts receivable and eligible inventory, subject to certain reserves that can be established by the lender. In addition, the borrowers may, at their option, borrow up to a maximum principal amount of $10 million as part of the $200 million facility based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. Any such loan would be partially amortized over the remaining term of the Exit

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)



Revolver Facility. The Exit Revolver Facility is secured by a pledge of the stock of the subsidiaries, a first priority lien on the accounts receivable, inventory, and trademarks, as well as certain real property and equipment, of the borrowers and guarantors, and a second priority lien on the primary collateral that secures the Exit Term Loan.

All borrowings under the Exit Revolver Facility bear interest at an annual rate equal to, at Parent's option, the lender's prime rate or the prevailing adjusted Eurodollar rate, in either case plus a specified margin determined based on the amount of excess availability and the Company's leverage ratio. The average interest rate on the Exit Revolver Facility was 5.0% for the month ended June 29, 2002. The Exit Revolver Facility includes an unused commitment fee of either 3/8% or 1/2% per annum (depending on excess availability and the leverage ratio), a servicing fee of $5,000 per month, a letter of credit fee of 2 1/2% per annum on the daily outstanding balance of letters of credit issued under the Exit Revolver Facility, an early termination fee in an amount equal to 1/2% of the amount of the maximum credit if the Exit Revolver Facility is terminated in whole prior to its maturity, and a reduction fee in an amount equal to 1/2% of the reduction of the maximum credit if the Company reduces the maximum credit in part at the time of any such reduction.

The Exit Revolver Facility contains a number of negative covenants, which restrict, among other things, Pillowtex's ability to incur additional debt, pay dividends or make other restricted payments, sell stock of Pillowtex or any of its subsidiaries, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, effect mergers, consolidations, and dissolutions, prepay and refinance debt, and make certain changes in its business. The Exit Revolver Facility also establishes a minimum earnings threshold as defined herein that applies at any time excess availability is less than $35 million.

As of June 29, 2002, $61.9 million was outstanding under the Exit Revolver Facility and outstanding letters of credit under the Exit Revolver Facility aggregated $23.7 million. Availability as of June 29, 2002 was $111.2 million.

Exit Term Loan

On the Effective Date, Pillowtex also entered into the Exit Term Loan, a $150 million senior five-year term loan secured by a first priority lien on certain real estate, plant, and equipment and a second priority lien on the primary collateral that secures the Exit Revolver Facility. The Exit Term Loan was entered into by Pillowtex in exchange for cancellation of designated post-petition loans having an aggregate principal amount of $150 million which were made to Old Pillowtex, and accordingly, Pillowtex obtained no new funds from the Exit Term Loan. Pillowtex is the borrower under the Exit Term Loan and substantially all of its subsidiaries are guarantors thereunder.

The Exit Term Loan bears interest at a fixed rate of 10% per annum, payable on the last day of March, June, September, and December, commencing on September 30, 2002. In addition to scheduled payments of principal on the last day of June and December, commencing December 31, 2002, Pillowtex is required to prepay the Exit Term Loan (i) with the net cash proceeds from the sale of certain assets, and (ii) commencing March 31, 2004 and on each March 31 thereafter (subject to the minimum excess availability requirements contained in the Exit Revolver Facility), with 50% of the excess cash flow, if any, for the preceding fiscal year.

The Exit Term Loan also contains a number of negative covenants, which restrict, among other things, Pillowtex's ability to incur additional debt, pay dividends or make other restricted payments, sell stock of subsidiaries, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions, prepay debt, and make certain changes in its business, to adopt newly-issued generally accepted accounting standards as appropriate and new tax requirements as they are enacted. The Exit Term Loan requires compliance with a maximum leverage ratio and a minimum interest coverage ratio.

Upon emergence from bankruptcy, the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million utilizing borrowings under the Exit Revolver Facility. Under the Exit Term Loan, Pillowtex has paid or will pay an annual administrative fee of $150,000 on the Effective Date and each anniversary thereof. As of June 29, 2002, $111.4 million was outstanding under the Exit Term Loan.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)

DIP Financing Facility

On December 12, 2000, the Bankruptcy Court entered an order (the "DIP Financing Order") authorizing the Debtors to enter into a $150 million debtor-in-possession financing facility, including a $60 million letter of credit sub-facility (the "DIP Financing Facility") with Bank of America, N.A. as administrative agent for a syndicate of financing institutions comprised of certain of Old Pillowtex's pre-petition senior secured lenders. The size of the DIP Financing Facility was subsequently reduced to $100 million, including the $60 million letter of credit sub-facility. The DIP Financing Facility expired by its terms on the Effective Date. No loan amounts were outstanding under the DIP Financing Facility on the Effective Date. Letters of credit outstanding under the DIP Financing Facility as of the Effective Date are being replaced with letters of credit issued under the Exit Revolver Facility. As of June 29, 2002, outstanding letters of credit of $2.5 million remained outstanding under the DIP Financing Facility. The lenders under the DIP Financing Facility were holding approximately $8.1 million as collateral for outstanding letters of credit issued under the facility. As these letters of credit are replaced with letters of credit issued under the Exit Revolver Facility, the funds will be returned to the Company.

Senior Debt Facilities

In December 1997, in connection with its acquisition of Fieldcrest Cannon, Old Pillowtex entered into senior secured revolving credit and term loan facilities with a group of financial and institutional investors for which Bank of America, N.A. acts as the administrative and collateral agent. These facilities consisted of a $350 million revolving credit facility and a $250 million term loan facility. The term loan facility consisted of a $125 million Tranche A Term Loan and a $125 million Tranche B Term Loan. Effective July 28, 1998, Old Pillowtex amended these facilities by increasing the Tranche B Term Loan to $225 million. The increase occurred in conjunction with the acquisition of The Leshner Corporation, allowing Old Pillowtex to fund the transaction and reduce borrowings under the revolving credit facility.

As amended, amounts outstanding under the revolving credit facility and the Tranche A Term Loan bore interest at a rate based upon LIBOR plus 3.5%. The Tranche B Term Loan bore interest on a similar basis to the Tranche A Term Loan, plus an additional margin of 0.5%. The weighted average annual interest rate on outstanding borrowings under the various pre-petition senior credit facilities for the five months ended June 1, 2002 was 5.7%. Pursuant to the DIP Financing Order, the Bankruptcy Court authorized the Debtors to make scheduled interest payments on the pre-petition senior debt facilities during the pendency of the Chapter 11 Cases.

As of the Effective Date, the outstanding indebtedness under the revolving credit facility and the term loan facility was $232.6 million and $241.4 million, respectively, after designated post-petition loans having an aggregate principal amount of $150 million were cancelled in exchange for the Exit Term Loan. On the Effective Date, pursuant to the Plan the amounts outstanding were cancelled, and in exchange therefor, holders of claims in respect of the senior debt facilities became entitled to receive Common Stock.

Overline Facility

In May 1999, Old Pillowtex entered into a $20 million senior unsecured revolving credit facility (the "Overline Facility") to obtain additional working capital availability. On July 27, 1999, the Overline Facility was amended to increase the funds available to $35 million and to secure it with the same assets securing the senior debt facilities described above.

Amounts borrowed under the Overline Facility bore interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3%, at Old Pillowtex's option. Pursuant to the DIP Financing Order, the Bankruptcy Court authorized Old Pillowtex to make scheduled interest payments on the Overline Facility during the pendency of the Chapter 11 Cases.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)

On the Effective Date and pursuant to the Plan, the outstanding indebtedness on the Overline Facility of $34.8 million was cancelled, and in exchange therefor, holders of claims in respect of the Overline Facility became entitled to receive Common Stock and Warrants.

Senior Subordinated Debt

In connection with its acquisition of Fieldcrest Cannon, Old Pillowtex issued $185 million of 9% Senior Subordinated Notes due 2005 (the "9% Notes"), with interest payable semiannually commencing June 15, 1998. The 9% Notes were general unsecured obligations of Old Pillowtex, were subordinated in right of payment to all existing and future senior indebtedness, and ranked pari passu with the 10% Notes described below.

On November 12, 1996, Old Pillowtex issued $125 million aggregate principal amount of 10% Senior Subordinated Notes due 2006 (the "10% Notes"), with interest payable semiannually commencing May 15, 1997. The 10% Notes were general unsecured obligations of the Company, were subordinated in right of payment to all existing and future senior indebtedness, and ranked pari passu with the 9% Notes.

No principal or interest payments were made on the 9% Notes or the 10% Notes during the pendency of the Chapter 11 Cases.

On the Effective Date, pursuant to the Plan indebtedness under the 9% Notes and 10% Notes of $185 million and $125 million, respectively, was cancelled, and in exchange therefore, holders of claims in respect of 9% Notes or 10% Notes became entitled to receive Common Stock and Warrants.

Fieldcrest Cannon 6% Convertible Debentures

As a result of Old Pillowtex's acquisition of Fieldcrest Cannon, the outstanding Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012 (the "6% Convertible Debentures") were convertible, at the option of the holders, into a combination of cash and common stock of Old Pillowtex. As of the Effective Date, approximately $85.2 million aggregate principal amount of the 6% Convertible Debentures remained outstanding.

Prior to the Petition Date, Fieldcrest Cannon issued certain non-interest bearing subordinated promissory notes (the "Cash Claimant Notes") in respect of the unpaid cash portion of the conversion consideration owing to certain holders of the 6% Convertible Debentures who had surrendered their debentures for conversion, but had not been paid the cash portion of the conversion consideration. As of the Effective Date, the aggregate amount of the outstanding Cash Claimant Notes was $5.2 million.

No principal or interest payments were made on the 6% Convertible Debentures or Cash Claimant Notes during the pendency of the Chapter 11 Cases.

On the Effective Date, pursuant to the Plan the indebtedness under the 6% Convertible Debentures was cancelled, and in exchange therefor, holders of claims in respect of the 6% Convertible Debentures became entitled to receive Warrants, and the indebtedness under the Cash Claimant Notes was cancelled, and in exchange therefor, holders of claims in respect of the Cash Claimant Notes became entitled to receive Common Stock and Warrants.

Industrial Revenue Bonds

The Company presently has obligations in respect of two industrial revenue bond facilities that were reinstated on the Effective Date (the "IRB Facilities"). One of the IRB Facilities is secured by liens on specified plants and equipment and by a letter of credit. The other IRB Facility is secured by a letter of credit. As of June 29, 2002, approximately $11.4 million of bonds in the aggregate were outstanding under the IRB Facilities.

On February 6, 2001, the Bankruptcy Court authorized the Debtors to make scheduled principal and interest payments on the IRB Facilities. Even though these payments were being made, the Debtors remained in default of

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)

its obligations under each of the IRB Facilities. On the Effective Date, pursuant to the Plan the IRB Facilities were reinstated and the letters of credit issued in respect thereof under the senior debt facilities described above were replaced with equivalent letters of credit issued under the Exit Revolver Facility.

During the pendency of the Chapter 11 Cases, two industrial revenue bond facilities matured pursuant to their terms and were paid off by the Debtors pursuant to an order of the Bankruptcy Court. The plant facility associated with another industrial revenue bond financing was closed, and the Debtors agreed to have the Bankruptcy Court lift the automatic stay to enable the lender to foreclose on the equipment collateral to satisfy partially the obligations of the Debtor thereunder.

Capital Lease Obligations

Certain existing operating leases were renegotiated as part of the reorganization process. The renegotiated leases have been classified as capital lease obligations. These leases have interest rates between 7.5% and 9%, and have terms between 48 and 60 months. The total amount of operating leases converted to capital lease obligations during the five months ended June 1, 2002 was approximately $24.4 million. As of June 29, 2002, $23.7 million was outstanding under capital lease obligations.

Adequacy of Capital Resources

The Company's principal sources of liquidity will be cash flows from operations and borrowings under the Exit Revolver Facility. Based on current and anticipated levels of operations, the Company's management believes that cash flows from operations, together with amounts available under the Exit Revolver Facility, will be adequate to meet the Company's anticipated cash requirements, including debt service requirements and planned capital expenditures. In the event that the Company's borrowing base, comprised of a percentage of eligible accounts receivable and eligible inventory after reserves, becomes insufficient to support additional borrowing under the Exit Revolver Facility, the borrowers thereunder have the option of borrowing up to a maximum principal amount of $10 million (as part of the overall $200 million commitment) based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. However, since the amount of any such loan is dependent on the appraised value of such real property and equipment at the time the option is exercised by the borrowers, no assurance can be given as to the amount of additional borrowing that would actually be available to the borrowers in such circumstances. In the event that cash flows, together with available borrowings under the Exit Revolver Facility, were not sufficient to meet the Company's cash requirements, the Company would be required to obtain alternative financing or reduce planned capital expenditures. The Company can provide no assurance that alternative financing would be available on acceptable terms, especially in light of the fact that, except for miscellaneous real property and equipment, substantially all of the Company's existing assets are pledged as collateral for the Exit Term Loan, Exit Revolver Facility, industrial revenue bonds and capital lease obligations, or that reductions in planned capital expenditures would be sufficient to cover any cash shortfalls.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)

Scheduled Maturities

As of June 29, 2002, the scheduled maturities of long-term debt are as follows:

                              Year                   Amount
                              ----                   ------
                     Remainder of 2002            $      3,527
                     2003                                8,587
                     2004                               15,214
                     2005                               78,745
                     2006                               14,491
                     2007                               77,745
                     Thereafter                         10,000

The scheduled maturities reflect the expiration of the Exit Revolver Facility in 2005, and the final payment on the Exit Term Loan in 2007.

(5)    Stockholders' Equity

Pillowtex's authorized capital stock consists of 50,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock"). On June 29, 2002, there were 18,600,000 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding. On the Effective Date, pursuant to the Plan, 3,529,412 shares of Common Stock were reserved for issuance upon the exercise of Warrants and 1,400,000 shares of Common Stock were reserved for issuance in satisfaction of awards under the Equity Incentive Plan.

Common Stock

The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by Pillowtex's Board of Directors (the "Board") from funds legally available for payment of dividends. However, Pillowtex does not presently anticipate that dividends will be paid on Common Stock in the foreseeable future. Furthermore, payment of dividends is restricted by the terms of the Exit Term Loan and the Exit Revolver Facility. In the event of a liquidation, dissolution, or winding up of Pillowtex, holders of Common Stock will be entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of outstanding Preferred Stock, if any. Holders of Common Stock have no preemptive, subscription, redemption, or conversion rights. All of the outstanding shares of Common Stock are validly issued, fully paid, and nonassessable.

Warrants

On the Effective Date, pursuant to the Plan, Warrants initially exercisable to purchase up to 3,529,412 shares of Common Stock were issued. The Warrants were issued under the Warrant Agreement entered into between Pillowtex and Mellon Investor Services L.L.C. Approximately $9.9 million was assigned to the value of the Warrants on the Effective Date and has been included in additional paid-in capital. Each Warrant initially entitles the owner thereof to acquire one share of Common Stock at a cash exercise price of $28.99. Warrants may also be exercised on a cashless basis, subject to the terms and conditions set forth in the Warrant Agreement. The Warrants expire on November 24, 2009, i.e., the date that is seven and one-half years after the Effective Date. The exercise price and the number and kind of shares purchasable upon exercise of a Warrant will be subject to adjustment upon events specified in the Warrant Agreement.

Preferred Stock

Pillowtex is authorized to issue 10,000,000 shares of Preferred Stock. The Board has the authority to issue Preferred Stock from time to time in one or more classes or series and to fix the price, rights, preferences, privileges, and

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)

restrictions thereof, including dividend rights, dividend rates, conversion rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting a series or the designation of such series, without any further vote or action by Pillowtex's stockholders. The Preferred Stock may be issued in distinctly designated series, may be convertible into Common Stock, and may rank prior to the Common Stock as to dividend rights, liquidation preferences, or both. The express terms of shares of a different series of any particular class of Preferred Stock will be identical except for such variations as may be permitted by law. Pillowtex's Certificate of Incorporation provides that the Board may not, without the approval of the holders of a majority of the capital stock of Pillowtex or any class or series entitled to vote generally in the election of directors, authorize any series of Preferred Stock or issue any shares of Preferred Stock, or rights to acquire shares of Preferred Stock, in connection with a stockholders' rights plan or any similar plan or arrangement.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), pension equity adjustments, and foreign currency translation adjustments. For the one month ended June 30, 2002, comprehensive loss was $1.0 million. For the two months and five months ended June 1, 2002, comprehensive loss before the gain on cancellation of pre-petition liabilities and fresh start adjustments was $79.5 million and $128.7 million, respectively. For the three month and six months ended June 30, 2001, comprehensive loss was $80.7 million and $129.1 million, respectively.

(6)   Redeemable Convertible Preferred Stock

On December 19, 1997, Old Pillowtex issued 65,000 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $65 million less $2.1 million of issue costs. Accretion was being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrued from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate increased to 10% as a result of Old Pillowtex's earnings per share for 1999 falling below predetermined targets. During the third and fourth quarters of 1999, Old Pillowtex accrued and paid in kind a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock. Under the terms of the Series A Preferred Stock, dividends were payable in cash or additional shares of Series A Preferred Stock until December 2002, at which time they would have become payable solely in cash. Under the DIP Financing Facility, Old Pillowtex was prohibited from paying any dividends on the Series A Preferred Stock. A total of 81,411 shares of Series A Preferred Stock were outstanding as of the Effective Date. The commencement of the Chapter 11 Cases constituted an "Event of Noncompliance" under the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provided that upon the occurrence of an Event of Noncompliance, the dividend rate on such stock would increase immediately to the lesser of 18% per annum and the maximum rate permitted by law. Accordingly, as of the Petition Date, dividends on the Series A Preferred Stock began accruing at 18% per year, compounding quarterly.

On the Effective Date, pursuant to the Plan the Series A Preferred Stock was cancelled without consideration.

(7)   Segment Information

The Company manufactures textile products for the bedroom, bathroom, and kitchen and markets them to department stores, discount stores, specialty shops and certain institutional customers and over the Internet. The Company is organized into two major divisions that it considers operating segments: (1) Bed and Bath and (2) Pillow and Pad. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, as well as towels, bath rugs, and kitchen textile products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads. Other includes the Company's retail stores, corporate activities, and the remaining assets associated with the Blanket Division (see note 12).

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)



The accounting policies of the divisions are the same as those described in the "Summary of Significant Accounting Policies" in Old Pillowtex's Annual Report on Form 10-K for the year ended December 29, 2001. The Company evaluates division performance based on gross profit. Interdivisional sales are not material.

Information about the divisions is presented below:

                                                                         Successor
                                             ------------------------------------------------------------------
                                                                      One Month Ended
                                                                       June 29, 2002
                                             ------------------------------------------------------------------
                                                   Bed           Pillow
                                                   and            and
                                                  Bath            Pad         Other (1)               Total
                                             ------------------------------------------------------------------
Net sales                                    $     52,414         17,451           1,426              71,291

Gross profit (loss)                                 5,992          2,597          (2,589)              6,000

Depreciation and amortization                         561             64             232                 857

Capital expenditures                                1,303             90             556               1,949

Total assets                                      451,918         84,834          55,231 (2)         591,983

                                                                        Predecessor
                                             ------------------------------------------------------------------
                                                                     Two Months Ended
                                                                       June 1, 2002
                                             ------------------------------------------------------------------
                                                   Bed           Pillow
                                                   and            and
                                                  Bath            Pad         Other (1)               Total
                                             ------------------------------------------------------------------
Net sales                                    $    104,435         32,987           1,703             139,125

Gross profit (loss)                                 3,417          1,873          (6,542)             (1,252)

Depreciation and amortization                       4,876            164           2,540               7,580

Capital expenditures                               22,919            584             838              24,341

Total assets (3)                                  791,189        105,338         160,534 (2)       1,057,061

                                                                        Predecessor
                                             ------------------------------------------------------------------
                                                                    Three Months Ended
                                                                       June 30, 2001
                                             ------------------------------------------------------------------
                                                   Bed           Pillow
                                                   and            and
                                                  Bath            Pad         Other (1)              Total
                                             ------------------------------------------------------------------
Net sales                                    $    172,397         55,004           4,982             232,383

Gross profit (loss)                                   760          5,728         (12,742)             (6,254)

Depreciation and amortization                       9,907            932           3,043              13,882

Capital expenditures                                1,041            402           2,987               4,430

Total assets                                      802,298        133,590         264,557 (2)       1,200,445

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)

                                                   Predecessor
                               ----------------------------------------------
                                                Five Months Ended
                                                  June 1, 2002
                               ----------------------------------------------
                                  Bed       Pillow
                                  and        and
                                 Bath        Pad       Other(1)        Total
                               ----------------------------------------------
Net sales                      $ 285,084     88,695      6,271        380,050

Gross profit (loss)               14,190      7,810    (13,891)         8,109

Depreciation and amortization     12,323        954      5,603         18,880

Capital expenditures              25,030        938      2,523         28,491

Total assets (3)                 791,189    105,338    160,534 (2)  1,057,061

                                                   Predecessor
                               -------------------------------------------------
                                                Six Months Ended
                                                  June 30, 2001
                               -------------------------------------------------
                                  Bed       Pillow
                                  and        and
                                 Bath        Pad      Other(1)         Total
                               -------------------------------------------------
Net sales                      $ 379,288    117,094      9,843        506,225

Gross profit (loss)                7,274     12,371    (23,491)        (3,846)

Depreciation and amortization     20,095      1,756      5,808         27,659

Capital expenditures               1,861        402      4,117          6,380

Total assets                     802,298    133,590    264,557 (2)  1,200,445

(1) Includes retail stores and miscellaneous corporate activities, including the Company's central information technology, manufacturing, human resources, and purchasing departments.
(2) Corporate amounts include primarily data processing equipment and software, other enterprise-wide assets not allocated to the segments, and the net assets associated with the Blanket Division.
(3)  Does not reflect adjustments for fresh start reporting (note 1).

(8)    Restructuring Charges and Impairment of Long-lived Assets

During the first quarter of 2002, a restructuring charge of $3.0 million associated with the closure of three facilities was incurred. The towel finishing operations in Columbus, Georgia and Phenix City, Alabama closed in July 2002 and impacted approximately 980 employees. The majority of the goods finished at the plants are now being finished at an existing facility in Kannapolis, North Carolina, and the remaining items are being purchased from other suppliers. The automated sewing facility in Dallas, Texas closed in June 2002 and resulted in the termination of approximately 99 employees. The facility's operations were consolidated into other existing pillow and pad facilities. The restructuring charge consisted principally of severance and benefits, which the Company anticipates it will complete paying in the third quarter of 2002.

During the two months ended June 1, 2002, a restructuring charge of $1.2 million was incurred. Approximately $0.8 million of the charge relates to a loss resulting from curtailment of defined benefit pension plans for hourly and salaried employees at the closed facilities in Columbus, Georgia and Phenix City, Alabama. A curtailment is an event that significantly reduces the expected years of future service of present employees or eliminates for a

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)

significant number of employees the accrual of defined benefits for some or all of their future services. The remaining $0.4 million restructuring charge is primarily due to a revision in the estimated cost of benefits provided to the employees at Columbus, Georgia and Phenix City, Alabama after termination.

A charge for impairment of long-lived assets of $30.9 million was incurred during the first quarter of 2002 for assets located at the Columbus, Georgia and Phenix City, Alabama facilities. The charge consists of $9.0 million for real property and $21.9 million for machinery and equipment. The impairment charge reflects management's estimate of the fair market value based upon appraisals and the expected future cash flows to be generated by the assets, including their ultimate disposition. During the two months ended June 1, 2002, an additional charge of $0.2 million relating to machinery and equipment located at the Phenix City, Alabama location was incurred. These assets have been classified as assets held for sale as of June 29, 2002.

Activity in the reserve established for the restructuring charges is presented below:

       Balance, December 30, 2001                                  $   1,063
       Restructuring charge                                            4,233
       Reclassification of curtailment loss to pension liability        (751)
       Payments                                                       (3,983)
                                                                   ----------
       Balance, June 29, 2002                                      $     562
                                                                   ==========

During the six months ended June 30, 2001, the closure of several facilities was announced. The facilities included a towel manufacturing facility in Hawkinsville, Georgia; a cut-and-sew bedding facility in Rocky Mount, North Carolina; a sheet manufacturing facility in Kannapolis, North Carolina; a towel yarn manufacturing operation in Columbus, Georgia, and a towel warehouse and distribution center in Phenix City, Alabama. The Rocky Mount, North Carolina facility manufactured decorative bedding exclusively under a licensing agreement, which expired on June 30, 2001. The majority of the production at the other facilities was relocated to existing facilities. The closures resulted in the termination of approximately 1,130 employees. Restructuring charges of $4.5 million and $6.5 million related to these closures were incurred in the three months and six months ended June 30, 2001, respectively. An impairment charge of $20.1 million in the second quarter of 2001 primarily related to the assets in the closed facilities discussed above was also recognized.

(9) Reorganization Items

The following items have been recognized as reorganization items in the statements of operations:

                                                                         Predecessor
                                             ---------------------------------------------------------------------
                                              Two Months       Three Months        Five Months       Six Months
                                                 Ended            Ended               Ended            Ended
                                                June 1,          June 30,            June 1,          June 30,
                                                 2002              2001                2002             2001
                                             --------------  -----------------   ----------------- ---------------
Gain on cancellation of pre-petition
  liabilities                                $  (856,375)               -             (856,375)              -
Fresh start adjustments                          391,091                -              391,091               -
Other:
  Professional fees and other costs
    associated with the Chapter 11 Cases          12,682            3,799               17,110          10,110
  Retention incentive plan                           365            1,206                1,156           3,108
  Rejected contracts and lease
    agreements                                    48,352            8,936               48,570           8,936
  Interest income on investments                     (69)            (401)                (203)           (989)
                                             --------------  -----------------   ----------------- ---------------
            Total other                           61,330           13,540               66,633          21,165
                                             --------------  -----------------   ----------------- ---------------
                                             $  (403,954)          13,540             (398,651)         21,165
                                             ==============  =================   ================= ===============

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)

Key Employee Retention Program. To stabilize employee relations, the Debtors developed a key employee retention plan (the "Retention Plan"), which the Bankruptcy Court approved on March 6, 2001. The Retention Plan was designed to, among other things, ensure that the employees most critical to the Debtors' reorganization efforts were provided with sufficient economic incentives and protections to remain with the Debtors and fulfill their responsibilities through the successful conclusion of the Chapter 11 Cases. The Retention Plan consists of three separate components: (a) a retention incentive plan (the "Retention Incentive Plan"), (b) an emergence performance bonus plan, and (c) an employee severance plan.

Under the Retention Incentive Plan, each eligible employee earned a specified retention incentive payment (the "Retention Incentive Payment"), based upon a percentage of his or her salary as determined by the Company's management, if the employee remained actively employed by the Company on the specified dates. Under the Retention Incentive Plan, three installments were paid on April 9, 2001, November 14, 2001, and May 14, 2002. The final installment of the Retention Incentive Payment of $1.6 million was paid on May 31, 2002. The total amount paid under the Retention Incentive Plan was approximately $6.5 million.

No amounts were paid under the emergence performance bonus plan.

Rejected Contracts and Leases. During the pendency of the Chapter 11 Cases, the Debtors reviewed their executory contracts and unexpired leases and received approval from the Bankruptcy Court to reject certain contracts and leases. In this context, "rejection" means that the Debtors were relieved from their obligations to perform further under the contract or lease and were subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of a contract or lease was treated as a general unsecured claim in the Chapter 11 Cases, and the allowed amount of such claim was recognized as a reorganization item. On the Effective Date, pursuant to the Plan, holders of claims in respect of damages became entitled to receive Common Stock and Warrants.

(10) Income Taxes

The Company's management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax asset may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income, and tax planning strategies.

Predecessor Periods

No income tax benefit was recognized for the loss from continuing operations before reorganization items for the two months ending June 1, 2002. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance. In addition, no income tax expense or benefit was recognized on reorganization items for the two months ending June 1, 2002. The items of income and expense included in the reorganization income are non-taxable and non-deductible, respectively.

For the five months ending June 1, 2002, the increase in the valuation allowance was partially offset by a $7.2 million tax refund related to a 2001 net operating loss. The reduction of the valuation allowance for the 2001 net operating loss resulted from a provision in Congress' economic stimulus package enacted during the first quarter of 2002 that changed the period for carryback of net operating losses. This change allowed Old Pillowtex to carry back a portion of the 2001 net operating loss five years rather than two years.

If all or a portion of Old Pillowtex's deferred tax asset is realized in the future, or considered "more likely than not" realizable by management, intangibles will be reduced first and any excess treated as an increase to additional paid-in capital.

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)

Successor Periods

The Company did not recognize an income tax benefit for the loss incurred in the one month ended June 29, 2002. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance.

Bankruptcy Impact

In connection with the reorganization, a gain on cancellation of indebtedness was realized. This gain will not be taxable since the gain resulted from reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2003 taxable year, to reduce certain attributes including net operating loss carryforwards ("NOLs"), certain tax credits and tax bases in assets in an amount equal to such gain on extinguishment.

The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code. Consequently, the use of any of the NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an annual limitation.

(11)   Recently Issued or Adopted Accounting Standards

The Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board (the "FASB") issued EITF No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" (collectively, the "EITFs"), which address various aspects of accounting for consideration given by a vendor to a customer or a reseller of products. The provisions of the EITFs were adopted as of the beginning of fiscal 2002, which commenced December 30, 2001. The EITFs require all consideration paid to customers to be classified as a reduction to net sales. Prior to December 30, 2001, amounts paid to customers for co-operative advertising and marketing were classified in selling, general, and administrative expenses. As a result, $4.8 million and $9.8 million of selling, general, and administrative expenses have been reclassified as a reduction to net sales for the three months and six months ended June 30, 2001, respectively.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. SFAS No. 142 was adopted as of December 30, 2001. The Company has restated its intangible assets to their estimated fair values on June 1, 2002, in conjunction with fresh start reporting (see note 1).

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Tables in thousands)

Pro forma loss from continuing operations applicable to common stockholders and loss applicable to common stockholders for the three months and six months ended June 30, 2001, adjusted to eliminate historical amortization of goodwill and intangibles with indefinite lives, are as follows:

                                                                      Predecessor
                                                               --------------------------
                                                                 Three            Six
                                                                 Months          Months
                                                                  Ended          Ended
                                                                June 30,        June 30,
                                                                  2001            2001
                                                               -----------    ------------
        Loss from continuing operations applicable to common
             stockholders - as reported                        $   (84,373)       (136,299)
                                                               ===========    ============
        Loss from continuing operations applicable to common
             stockholders - pro forma                          $   (82,810)       (133,155)
                                                               ===========    ============

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 also retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 is not applicable to goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

The provisions of SFAS No. 144 were adopted as of December 30, 2001. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the consolidated financial statements because the impairment assessment requirements under SFAS No. 144 are largely unchanged from SFAS No. 121.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, prohibits the classification of gains and losses from extinguishment of debt as extraordinary unless they meet the criteria defined in Opinion 30. The provisions of SFAS No. 145 were adopted upon the Statement's issuance, and as such, the gain recognized by Old Pillowtex on the extinguishment of debt resulting from the emergence from the chapter 11 bankruptcy proceedings has been classified as a reorganization item.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Restatement of previously issued financial statements is not permitted.

(12) Discontinued Operations

On September 6, 2001, Old Pillowtex sold the majority of the inventory and fixed assets associated with its Blanket Division to Beacon Blankets, Inc. (fka Beacon Acquisition Corporation) (the "Purchaser") for approximately $13.4

                     PILLOWTEX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Tables in thousands)

million. The results of operations and net assets of the Blanket Division have been accounted for as a discontinued operation. As a result, the June 30, 2001 consolidated financial statements have been restated to reflect the Blanket Division as a discontinued operation. The loss from discontinued operations was $4.2 million and $7.3 million for the three months and six months ended June 30, 2001, respectively.

(13) Subsequent Events

On July 5, 2002, the Company granted restricted stock awards totaling 394,000 shares of Common Stock and options to acquire 594,200 shares of Common Stock to certain of its key employees. The restricted stock awards and options, as provided in the Plan, were made pursuant to the terms of the Equity Incentive Plan. Restrictions on the restricted stock awards lapsed immediately upon grant with respect to one-third of the shares, while the restrictions on the remaining two-thirds of the shares lapse in equal installments on the first and second anniversary date of the grant.

The cost of issuing the restricted stock will be charged to earnings over the vesting period. During the one month ended June 29, 2002 and the two months ended June 1, 2002, approximately $0.4 million and $0.8 million, respectively, was charged to earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Pillowtex Corporation, a Texas corporation ("Old Pillowtex"), as filed with the Securities and Exchange Commission (Commission File No. 1-11756) for the fiscal year ended December 29, 2001. Pillowtex Corporation, a Delaware corporation, is referred to herein as "Pillowtex" or "Parent" and, together with its subsidiaries, as the "Company."

Chapter 11 Proceedings and Reorganization

On November 14, 2000 (the "Petition Date"), Old Pillowtex and substantially all of its domestic subsidiaries (collectively with Old Pillowtex, the "Debtors"), including Fieldcrest Cannon, Inc. ("Fieldcrest Cannon"), filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The chapter 11 cases for the Debtors (the "Chapter 11 Cases") were jointly administered for procedural purposes. From the Petition Date until May 24, 2002, the Debtors operated their businesses as debtors-in-possession pursuant to the Bankruptcy Code. On May 2, 2002, Old Pillowtex announced that the Bankruptcy Court had confirmed the Debtors' Second Amended Joint Plan of Reorganization, with certain modifications (as so modified, the "Plan"). On May 24, 2002 (the "Effective Date"), the Plan became effective and the Debtors successfully emerged from their chapter 11 bankruptcy proceedings.

Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

..      all of Old Pillowtex's issued and outstanding common stock and preferred stock were cancelled without consideration;

..      Old Pillowtex merged with and into Pillowtex, a wholly-owned Delaware subsidiary of Old Pillowtex, with Pillowtex as the surviving corporation (the "Merger");

..      certain indebtedness of the Debtors was cancelled in exchange for cash, common stock, par value $0.01 per share, of Pillowtex ("Common Stock"), and/or warrants to purchase shares of Common Stock ("Warrants");

..      designated post-petition loans having an aggregate principal amount of
       $150 million were cancelled in exchange for the issuance by Pillowtex of $150 million aggregate principal amount of notes under a new secured term loan (the "Exit Term Loan") (the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million (see note 4 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report));

..      executory contracts or unexpired leases to which any Debtor was a party were assumed, assumed and assigned, or rejected;

..      industrial revenue bonds in the aggregate principal amount of $11.4 million were reinstated;

..      members of the boards of directors and officers of Pillowtex and the reorganized Debtor subsidiaries were elected and began serving their respective terms; and

..      the overall corporate structure was simplified through the restructuring and dissolution of certain of Old Pillowtex's subsidiaries.

On the Effective Date, (a) 18,600,000 shares of Common Stock and Warrants initially exercisable to purchase 3,529,412 shares of Common Stock were issued for distribution in respect of claims against the Debtors, (b) 3,529,412 shares of Common Stock were reserved for issuance upon the exercise of Warrants, and
(c) 1,400,000 shares of Common Stock were reserved for issuance in satisfaction of awards under the Pillowtex Corporation 2002

Equity Incentive Plan (the "Equity Incentive Plan"), which was implemented in accordance with the terms of the Plan. In addition, on the Effective Date, Pillowtex entered into a three-year $200 million senior secured asset-based nonamortizing revolving credit facility, including a $60 million letter of credit sub-facility (the "Exit Revolver Facility") with Congress Financial Corporation as agent for a syndicate of lenders. See "- Liquidity and Capital Resources" below and note 4 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report for a more detailed description of the Exit Revolver Facility.

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

Sales returns and allowances require management to estimate the eventual expense of all returns and other sales allowances for products shipped and recorded in net sales each period. Management bases its estimate of the expense to be recorded each period on historical returns and allowance levels. At June 29, 2002, a reserve of $7.7 million was recorded and included as an allowance against trade accounts receivable. This allowance includes $2.0 million for returns and allowances not yet claimed by customers, but which management believes is necessary based on historical deduction levels. Management does not believe the likelihood is significant that materially higher deduction levels will result given its experience with the sales and returns deduction activities of its customers in the past few years.

Inventory requires management to estimate the net realizable value of the Company's obsolete and slow moving inventory at the end of each period. Management bases its net realizable value estimate on the actual proceeds received for similar inventory items in the most recent three-month period in the Company's Bed and Bath Division and a review of the age of inventory on hand in its Pillow and Pad Division. The Company's determination of the net realizable value of inventory assumes that approximately 35% of the cost of obsolete and slow moving inventory is recovered. Based on experiences in the past few years with selling obsolete and slow moving inventory to various promotional and alternative markets, management does not believe the likelihood is significant that materially higher inventory write-downs due to obsolescence are required.

If the assumptions made by management in estimating sales returns and allowances and inventory obsolescence do not reflect the actual expenses to be incurred, net sales and gross profit could be reduced significantly.

When management determines that a long-lived asset has been impaired, an estimate of the fair value is required. The methodology used to determine fair value depends on whether the asset will continue to be used in the business or will be sold. Assets held for sale are recorded at their estimated fair values. Management bases its estimate of the fair value on available information from the sale of similar assets in similar locations and appraisals as well as economic conditions. Given the significant number of recent plant closures in the textile industry in the geographic areas where the Company operates, the likelihood is remote that historical sales levels will be achieved, and management attempts to take this into consideration when determining fair values. Management continually reviews its fair value estimates and records further impairment charges for assets held for sale when management determines, based on new and reliable information, that such charges are appropriate. At June 29, 2002, the Company had $18.7 million in assets held for sale, of which $12.6 million relates to real property and $6.1 million relates to machinery and equipment. While management has exercised its good faith business judgment in determining such amounts, based on the fluctuations in fair values for transactions completed in 2001 and 2002 and the adjustments recorded during fiscal 2001, management believes it is reasonably possible that the Company will not fully recover these balances and that additional impairment charges may be required in subsequent periods.

Fresh Start Reporting and Factors Affecting Comparability of Financial
Information

The Debtors emerged from their chapter 11 bankruptcy proceedings on May 24, 2002. However, for financial reporting purposes, the Company deemed the Effective Date of the Plan to have occurred on June 1, 2002. Fresh start reporting has been implemented as of June 1, 2002, and accordingly, at such date all assets and liabilities were restated to reflect their respective fair values. See note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of the fresh start adjustments. For financial reporting purposes, references to "Predecessor" refer to Old Pillowtex and its subsidiaries on and prior to May 24, 2002 and Pillowtex and its subsidiaries from May 24, 2002 through June 1, 2002, and references to "Successor" refer to Pillowtex and its subsidiaries on and after June 1, 2002, after giving effect to the implementation of fresh start reporting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements. However, for purposes of discussion of results of operations, the one month ended June 29, 2002 (Successor) has been combined with the two months ended June 1, 2002 (Predecessor) and then compared to the three months ended June 30, 2001 (Predecessor). Similarly, for year-to-date discussion of results of operations, the one month ended June 29, 2002 (Successor) has been combined with the five months ended June 1, 2002 (Predecessor) and compared with the six months ended June 30, 2001 (Predecessor).

Results of Operations

As a result of the sale of the Blanket Division on September 6, 2001, operations of the Blanket Division have been accounted for as a discontinued operation. The results of operations for the three months and six months ended June 30, 2001 have been restated to reflect the Blanket Division as a discontinued operation.

Amounts paid to customers for co-operative advertising and marketing were classified as a reduction to net sales beginning on December 30, 2001. Prior to fiscal 2002, these amounts were classified in selling, general, and administrative expenses. Approximately $4.8 million and $9.8 million have been reclassified from selling, general, and administrative expenses as a reduction to net sales in the three months and six months ended June 30, 2001, respectively, to conform to the 2002 presentation. See "- New Accounting Standards" below.

The operating results of the Company's segments are disclosed in note 7 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

The following table shows the combined 2002 periods in comparison to the corresponding 2001 periods (dollars in thousands):

                                                       Three Months Ended            Six Months Ended
                                                    June 29,        June 30,     June 29,        June 30,
                                                      2002            2001         2002            2001
                                                   ----------      ----------   ---------       ----------
Net sales                                          $  210,416         232,383     451,341          506,225
Cost of goods sold                                    205,668         238,637     437,232          510,071
                                                   ----------      ----------   ---------       ----------
    Gross profit (loss)                                 4,748          (6,254)     14,109           (3,846)
Selling, general, and administrative                   14,582          15,632      30,699           34,707
    expenses
Impairment of long-lived assets                           192          20,085      31,111           20,085
Restructuring charges                                   1,200           4,488       4,233            6,465
Interest expense                                        7,968          16,455      18,269           35,376
Reorganization items                                 (403,954)         13,540    (398,651)          21,165
Income tax benefit                                     -               -           (7,157)          -
                                                   ----------      ----------   ---------       ----------
    Income (loss) from continuing                     384,760         (76,454)    335,605         (121,644)
         operations
Loss from discontinued operations                      -                4,222      -                 7,259
                                                   ----------      ----------   ---------       ----------
    Net income (loss)                              $  384,760         (80,676)    335,605         (128,903)
                                                   ==========      ==========   =========       ==========

Net Sales. Net sales were $210.4 million for the three-month period ended June 29, 2002, a decrease of $22.0 million or 9.5% from the comparable three-month period ended June 30, 2001. Net sales for the six-month period ended June 29, 2002 were $451.3 million, a decrease of $54.9 million or 10.8% from the comparable six-month period ended June 30, 2001. The non-renewal of a Ralph Lauren licensing agreement on June 30, 2001 contributed $20 million and $28 million to the sales decreases in the three-month and six-month periods ended June 29, 2002, respectively. The remaining decrease for the six-month period ended June 29, 2002 is primarily attributable to the one-time inventory liquidation in 2001. A charge had been taken in December 2000 to reduce certain inventories to net realizable value. Sales of these products were $12 million and $29 million in the three-month and six-month periods ended June 30, 2001, respectively.

Gross Profit. Gross profit increased $11.0 million from a loss of $6.3 million in the three-month period ended June 30, 2001 to $4.7 million in the three-month period ended June 29, 2002. For the six-month period ended June 29, 2002, gross profit was $14.1 million, an increase of $17.9 million, compared to a loss of $3.8 million in the six-month period ended June 30, 2001. These increases are attributable to lower overhead costs resulting from a manufacturing rationalization plan and reduced material costs and natural gas prices. These savings have been partially offset by operating inefficiencies experienced due to the relocation of certain manufacturing operations required by the recently announced facility closures. During 2002, the towel finishing operations in Columbus, Georgia and Phenix City, Alabama and the Pillow and Pad automated sewing line facility in Dallas, Texas were closed. The operations at these facilities were transferred to existing facilities.

Selling, General, and Administrative ("SG&A") Expenses. SG&A expenses decreased $1.0 million from $15.6 million in the three-month period ended June 30, 2001 to $14.6 million in the three-month period ended June 29, 2002. SG&A expenses decreased $4.0 million from $34.7 million in the six-month period ended June 30, 2001 to $30.7 million in the six-month period ended June 29, 2002. Statement of Financial Accounting Standard ("SFAS") No. 142 was adopted on December 30, 2001 which requires that goodwill and intangible assets with indefinite lives no longer be amortized (see "- New Accounting Standards" below). As a result, no amortization on its goodwill and trademarks has been recorded during 2002, which contributed approximately $1.6 million and $3.1 million to the decreases in SG&A expenses for the three-month and six-month periods ended June 29, 2002, respectively. In addition to lower amortization expense in 2002, a $2.2 million gain was recognized on the termination of an excess benefit plan provided for certain employees and former employees. These decreases have been partially offset by higher advertising expense due to the implementation of a national advertising campaign in 2002.

Restructuring Charges. During the six-month period ended June 29, 2002, a restructuring charge of $4.2 million was recorded for severance and related benefits for the approximately 1,079 employees terminated by the closures of the facilities discussed above. The facilities closed during June and July 2002. During the six months ended June 30, 2001, a restructuring charge of $6.5 million was recorded, related to the facility closures at four locations.

Impairment of Long-lived Assets. A charge for impairment of long-lived assets of $31.1 million was incurred during the six months ended June 29, 2002 for assets located at the Columbus, Georgia and Phenix City, Alabama facilities. The charge consists of $9.0 million for real property and $22.1 million for machinery and equipment. During the six-month period ended June 30, 2001, a charge for impairment of long-lived assets of $20.1 million was incurred primarily relating to facilities closed in 2001.

Interest Expense. Interest expense decreased $8.5 million from $16.5 million in the three-month period ended June 30, 2001 to $8.0 million in the three-month period ended June 29, 2002. Interest expense decreased $17.1 million from $35.4 million in the six-month period ended June 30, 2001 to $18.3 million in the six-month period ended June 29, 2002. The decreases are primarily due to a decrease in the average interest rate from 9.0% for the six-month period ended June 30, 2001 to 5.6% for the six-month period ended June 29, 2002.

Reorganization Items. Gains of $404.0 million and $398.7 million were recognized in the three month and six months ended June 29, 2002, respectively. The gains were due to the gain recognized on the cancellation of pre-petition liabilities upon emergence, offset by fresh start accounting adjustments.

Discontinued Operations. During the three-month and six-month periods ended June 30, 2001, the Blanket Division incurred a loss from discontinued operations of $4.2 million and $7.3 million, respectively. The Blanket Division was sold on September 6, 2001.

Liquidity and Capital Resources

Exit Revolver Facility

As discussed above and in note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report, the Company entered into the Exit Revolver Facility on the Effective Date. The Exit Revolver Facility is a three-year $200 million senior secured asset-based nonamortizing revolving credit facility, including a $60 million letter of credit sub-facility. Parent and certain of its domestic subsidiaries are borrowers under the Exit Revolver Facility, and Parent's other domestic and Canadian subsidiaries are guarantors thereunder. The availability of borrowings under the Exit Revolver Facility generally is based on a percentage of eligible accounts receivable and eligible inventory, subject to certain reserves that can be established by the lender. In addition, the borrowers may, at their option, borrow up to a maximum principal amount of $10 million as part of the $200 million facility based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. Any such loan would be partially amortized over the remaining term of the Exit Revolver Facility. The Exit Revolver Facility is secured by a pledge of the stock of the subsidiaries, a first priority lien on the accounts receivable, inventory, and trademarks, as well as certain real property and equipment, of the borrowers and guarantors and a second priority lien on the primary collateral that secures the Exit Term Loan.

All borrowings under the Exit Revolver Facility bear interest at an annual rate equal to, at Parent's option, the lender's prime rate or the prevailing adjusted Eurodollar rate, in either case plus a specified margin determined based on the amount of excess availability and the Company's leverage ratio. The average interest rate on the Exit Revolver Facility was 5.0% for the month ended June 29, 2002. The Exit Revolver Facility includes an unused commitment fee of either 3/8% or 1/2% per annum (depending on excess availability and the leverage ratio), a servicing fee of $5,000 per month, a letter of credit fee of 2 1/2% per annum on the daily outstanding balance of letters of credit issued under the Exit Revolver Facility, an early termination fee in an amount equal to 1/2% of the amount of the maximum credit if the Exit Revolver Facility is terminated in whole prior to its maturity, and a reduction fee in an amount equal to 1/2% of the reduction of the maximum credit if the Company reduces the maximum credit in part at the time of any such reduction.

The Exit Revolver Facility contains a number of negative covenants, which restrict, among other things, Pillowtex's ability to incur additional debt, pay dividends or make other restricted payments, sell stock of Pillowtex or any of its subsidiaries, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, effect mergers, consolidations, and dissolutions, prepay and refinance debt, and make certain changes in its business. The Exit Revolver Facility also establishes a minimum earnings threshold as defined herein that applies at any time excess availability is less than $35 million.

As of June 29, 2002, $61.9 million was outstanding under the Exit Revolver Facility and outstanding letters of credit under the Exit Revolver Facility aggregated $23.7 million. Availability as of June 29, 2002 was $111.2 million.

Exit Term Loan

On the Effective Date, Pillowtex also entered into the Exit Term Loan, a $150 million senior five-year term loan secured by a first priority lien on certain real estate, plant, and equipment and a second priority lien on the primary collateral that secures the Exit Revolver Facility. The Exit Term Loan was entered into by Pillowtex in exchange for cancellation of designated post-petition loans having an aggregate principal amount of $150 million which were made to Old Pillowtex, and accordingly, Pillowtex obtained no new funds from the Exit Term Loan. Pillowtex is the borrower under the Exit Term Loan and substantially all of its subsidiaries are guarantors thereunder.

The Exit Term Loan bears interest at a fixed rate of 10% per annum, payable on the last day of March, June, September, and December, commencing on September 30, 2002. In addition to scheduled payments of principal on the last day of June and December, commencing December 31, 2002, Pillowtex is required to prepay the Exit Term Loan (i) with the net cash proceeds from the sale of certain assets, and (ii) commencing March 31, 2004 and on each March 31 thereafter (subject to the minimum excess availability requirements contained in the Exit Revolver Facility), with 50% of the excess cash flow, if any, for the preceding fiscal year.

The Exit Term Loan also contains a number of negative covenants, which restrict, among other things, Pillowtex's ability to incur additional debt, pay dividends or make other restricted payments, sell stock of subsidiaries, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions, prepay debt, and make certain changes in its business, to adopt newly-issued generally accepted accounting standards as appropriate and new tax requirements as they are enacted. The Exit Term Loan requires compliance with a maximum leverage ratio and a minimum interest coverage ratio.

Upon emergence from bankruptcy, the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million utilizing borrowings under the Exit Revolver Facility. Under the Exit Term Loan, Parent has paid or will pay an annual administrative fee of $150,000 on the Effective Date and each anniversary thereof. As of June 29, 2002, $111.4 million was outstanding under the Exit Term Loan.

Industrial Revenue Bonds

The Company presently has obligations in respect of two industrial revenue bond facilities that were reinstated on the Effective Date (the "IRB Facilities"). One of the IRB Facilities is secured by liens on specified plants and equipment and by a letter of credit. The other IRB Facility is secured by a letter of credit. As of June 29, 2002, approximately $11.4 million of bonds in the aggregate were outstanding under the IRB Facilities.

Adequacy of Capital Resources

The Company's principal sources of liquidity will be cash flows from operations and borrowings under the Exit Revolver Facility. Based on current and anticipated levels of operations, the Company's management believes that cash flows from operations, together with amounts available under the Exit Revolver Facility, will be adequate to meet the Company's anticipated cash requirements, including debt service requirements and planned capital expenditures. In the event that the Company's borrowing base, comprised of a percentage of eligible accounts receivable and inventory after reserves, becomes insufficient to support additional borrowing under the Exit Revolver Facility, the borrowers thereunder have the option of borrowing up to a maximum principal amount of $10 million (as part of the overall $200 million commitment) based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. However, since the amount of any such loan is dependent on the appraised value of such real property and equipment at the time the option is exercised by the borrowers, no assurance can be given as to the amount of additional borrowing that would actually be available to the borrowers in such circumstances. In the event that cash flows, together with available borrowings under the Exit Revolver Facility were not sufficient to meet the Company's cash requirements, the Company would be required to obtain alternative financing or reduce planned capital expenditures. The Company can provide no assurance that alternative financing would be available on acceptable terms, especially in light of the fact that, except for miscellaneous real property and equipment, substantially all of the Company's existing assets are pledged as collateral for the Exit Term Loan, Exit Revolver Facility, industrial revenue bonds and capital lease obligations or that reductions in planned capital expenditures would be sufficient to cover any cash shortfalls.

Contractual Obligations and Commercial Commitments

The following table contains the contractual cash obligations outstanding under long-term debt, which for this table comprises the Exit Term Loan and industrial revenue bonds, capital lease obligations, and operating leases as of June 29, 2002 (dollars in thousands):

                                                              Payments Due by Period
                                   -----------------------------------------------------------------------------
                                                      During
                                                    remainder         2003 -           2005 -
     Contractual Obligations          Total          of 2002          2004             2006         After 2006
  ----------------------------     -----------     ------------    ------------     -----------    -------------
  Long-term debt               $      122,739              557          13,073          22,272           86,838
  Capital lease obligations            23,675            2,970          10,728           9,069              907
  Operating lease
     obligations                       15,502            1,995           7,024           3,880            2,603
  Cotton purchase
     commitments                       48,794           22,871          25,923            -                -
                                   -----------     ------------    ------------     -----------    -------------
  Total contractual cash
      obligations              $      210,710           28,393          56,748          35,221           90,348
                                   ===========     ============    ============     ===========    =============

Other commercial commitments outstanding as of June 29, 2002 are as follows (dollars in thousands):

                                                   Amount of Commitment Expiration Per Period
                                  ----------------------------------------------------------------------------
                                       Total          During
        Other Commercial              Amounts       Remainder          2003-          2005-
          Commitments               Committed        of 2002           2004           2006         After 2006
  ----------------------------     -------------   ------------    ----------     -----------    -------------
  Line of credit               $         61,895           -             -             61,895          -
  Standby letters of credit              25,489            350         1,397          23,742          -
  Commercial letters of
      credit                                799            799          -               -             -
                                   -------------   ------------    ----------     -----------    -------------
  Total commercial
      commitments              $         88,183          1,149         1,397          85,637          -
                                   =============   ============    ==========     ===========    =============

New Accounting Standards

The Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board (the "FASB") issued EITF No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" (collectively, the "EITFs"), which address various aspects of accounting for consideration given by a vendor to a customer or a reseller of products. The provisions of the EITFs were adopted as of the beginning of fiscal 2002, which commenced December 30, 2001. The EITFs require all consideration paid to customers to be classified as a reduction to net sales. Prior to December 30, 2001, amounts paid to customers for co-operative advertising and marketing were classified in selling, general, and administrative expenses. As a result, $4.8 million and $9.8 million of selling, general, and administrative expenses have been reclassified as a reduction to net sales for the three months and six months ended June 30, 2001, respectively.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. SFAS No. 142 was adopted as of December 30, 2001. The Company has restated its intangible assets to their estimated fair values on June 1, 2002, in conjunction with fresh start reporting. See note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

Pro forma loss from continuing operations applicable to common stockholders and loss applicable to common stockholders for the three months and six months ended June 30, 2001, adjusted to eliminate historical amortization of goodwill and intangibles with indefinite lives, are as follows (dollars in thousands):

                                                                          Predecessor
                                                                   ---------------------------
                                                                     Three            Six
                                                                     Months          Months
                                                                     Ended           Ended
                                                                    June 30,        June 30,
                                                                      2001            2001
                                                                   -----------    ------------
        Loss from continuing operations applicable to common
             stockholders - as reported                            $ (84,373)       (136,299)
                                                                   ===========    ============
        Loss from continuing operations applicable to common
             stockholders - pro forma                              $ (82,810)       (133,155)
                                                                   ===========    ============

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 also retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 is not applicable to goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

The provisions of SFAS No. 144 were adopted as of December 30, 2001. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the consolidated financial statements because the impairment assessment requirements under SFAS No. 144 are largely unchanged from SFAS No. 121.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, prohibits the classification of gains and losses from extinguishment of debt as extraordinary unless they meet the criteria defined in Opinion 30. The provisions of SFAS No. 145 were adopted upon the Statement's issuance, and as such, the gain recognized by Old Pillowtex on the extinguishment of debt resulting from the emergence from the chapter 11 bankruptcy proceedings has been classified as a reorganization item.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Restatement of previously issued financial statements is not permitted.

Subsequent Events

On July 5, 2002, the Company granted restricted stock awards totaling 394,000 shares of Common Stock and options to acquire 594,200 shares of Common Stock to certain of its key employees. The restricted stock awards and options, as provided in the Plan, were made pursuant to the terms of the Equity Incentive Plan. Restrictions on the restricted stock awards lapsed immediately upon grant with respect to one-third of the shares, while the restrictions on the remaining two-thirds of the shares lapse in equal installments on the first and second anniversary date of the grant.

The cost of issuing the restricted stock will be charged to earnings over the vesting period. During the one month ended June 29, 2002 and the two months ended June 1, 2002, approximately $0.4 million and $0.8 million, respectively, was charged to earnings.

Cautionary Statement Regarding Forward-Looking Statements

This filing contains certain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company's management. Because such forward-looking statements are subject to various risks and uncertainties, results may differ materially from those expressed in or implied by such statements. Many of the factors that will determine these results are beyond the Company's ability to control or predict. Factors which could affect the Company's future results and could cause results to differ materially from those expressed in or implied by such forward-looking statements include, among others: (a) the restrictions on the conduct of the Company's business as a result of the provisions contained in the Exit Revolving Facility and Exit Term Loan; (b) the Company's dependence on specific raw materials; (c) the effects of adverse retail industry conditions; (d) the Company's dependence on specific brand names; (e) the risks related to loss of material customers; (f) the risks related to organized labor; (g) the seasonality of the Company's businesses, and (h) the difficulties in attracting and retaining personnel. For further discussion of such risks, see "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in Old Pillowtex's Annual Report on Form 10-K for its fiscal year ended December 29, 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Old Pillowtex's Current Reports on Form 8-K filed on February 26, 2002, March 4, 2002, March 12, 2002, May 24, 2002, and May 16,
2002, and Part I, Item 3. Legal Proceedings, of the Annual Report on Form 10-K for the fiscal year ended December 29, 2001 filed on March 28, 2002, which reported during the fiscal year some of the legal proceedings referenced below. See note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Chapter 11 Cases. Such discussion is incorporated herein by this reference.

Item 2.  Changes in Securities and Use of Proceeds

The Plan became effective on May 24, 2002. On the Effective Date, pursuant to the Plan all of Old Pillowtex's issued and outstanding common stock and preferred stock were cancelled without consideration; Old Pillowtex, a Texas corporation, was merged with and into its wholly-owned subsidiary Pillowtex, a Delaware corporation, with Pillowtex as the surviving corporation; and the Certificate of Incorporation (the "Certificate") and Bylaws (the "Bylaws") of Pillowtex continued as the certificate of incorporation and bylaws of the surviving corporation. Additionally, on the Effective Date, pursuant to the Plan
(a) 18,600,000 shares of Common Stock and Warrants initially exercisable to purchase 3,529,412 shares of Common Stock were issued for distribution in respect of claims against the Debtors, (b) 3,529,412 shares of Common Stock were reserved for issuance upon the exercise of Warrants, and (c) 1,400,000 shares of Common Stock were reserved for issuance in satisfaction of awards under the Equity Incentive Plan. Descriptions of the Common Stock and Warrants are included in the Company's Current Report on Form 8-K dated and filed May 24, 2002. Copies of the Certificate and Bylaws are filed as Exhibits 4.2 and 4.3, respectively, to such Form 8-K.

Section 1145(a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under the Securities Act and state securities laws if three principal requirements are satisfied: (a) the securities must be offered and sold under a plan of reorganization and must be securities of the debtor, an affiliate participating in a joint plan with the debtor or a successor to the debtor under the plan; (b) the recipients of the securities must hold a pre-petition or administrative expense claim against the debtor or an interest in the debtor; and (c) the securities must be issued entirely in exchange for the recipient's claim against or interest in the debtor, or principally in such exchange and partly for cash or property. Section 1145(a)(2) of the Bankruptcy Code exempts the offer of a security through any warrant, option, right to purchase or conversion privilege that is sold in the manner specified in section 1145(a)(1) and the sale of a security upon the exercise of such a warrant, option, right or privilege. Pillowtex believes that the offer and sale of the Common Stock and the Warrants under the Plan satisfy the requirements of section 1145(a)(1) of the Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws. Similarly, Pillowtex believes that the offer of Common Stock through the Warrants and the sale of Common Stock upon the exercise of the Warrants satisfy the requirements of section 1145(a)(2) of the Bankruptcy Code and, therefore, are exempt from registration under the Securities Act and state securities laws.

Item 5.  Other Information

On June 12, 2002, the Company announced the hiring of David A. Perdue as the Company's new Chairman of the Board and Chief Executive Officer, effective July 1, 2002.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          Exhibit No.    Description
          -----------    -----------
          10.1*          Restated Employment Agreement dated August 1, 2002 and effective as of July 1,
                         2002, between Pillowtex Corporation and David A. Perdue

          10.2*          Employment Agreement dated May 24, 2002, between Pillowtex Corporation and
                         Anthony T. Williams

          10.3*          Employment Agreement dated May 24, 2002, between Pillowtex Corporation and
                         Michael R. Harmon

          10.4*          Employment Agreement dated May 24, 2002, between Pillowtex Corporation and Scott
                         E. Shimizu

          10.5*          Employment Agreement dated May 24, 2002, between Pillowtex Corporation and A.
                         Allen Oakley

          10.6*          Form of Indemnification  Agreement entered into between Pillowtex Corporation and
                         Directors and Executive Officers

          10.7           Schedule of Indemnification Agreements pursuant to Instruction 2 of Item 601

          10.8           First Amendment to Term Loan Agreement dated as of June 28, 2002, among Pillowtex
                         Corporation, Bank of America, N.A., as Administrative Agent, and the Lenders
                         party thereto

_____________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

     (b) Reports on Form 8-K

               During the quarter ended June 29, 2002, Old Pillowtex and Pillowtex filed the following Current Reports on Form 8-K:

               Current Report on Form 8-K, dated May 2, 2002 and filed May 16, 2002, reporting information under "Item 3. Bankruptcy or Receivership" regarding the confirmation by the Bankruptcy Court of the Plan.

               Current Report on Form 8-K, dated and filed May 24, 2002, reporting information under "Item 5. Other Events" regarding the effective date of the Plan (the "May 24 Form 8-K").

               Current Report on Form 8-K/A, dated May 24, 2002 and filed June 10, 2002, amending the May 24 Form 8-K by adding certain exhibits thereto.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 13, 2002                        PILLOWTEX CORPORATION
                                              (Registrant)



                                         By:  /s/ Michael R. Harmon
                                              ----------------------------------
                                              Michael R. Harmon
                                              Executive Vice President and Chief
                                              Financial Officer