Form 10-Q
period 2002-09-30
PILLOWTEX CORP
filed 2002-11-12
CIK 896265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-49835

PILLOWTEX CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	75-2147728
(State of Incorporation)	(IRS Employer Identification No.)

One Lake Circle Drive, Kannapolis, North Carolina	28081
(Address of Principal Executive Offices)	(Zip Code)

(704) 939-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2002
Common Stock, $0.01 par value	19,095,215

PILLOWTEX CORPORATION AND SUBSIDIARIES

INDEX

		Page No.
Part I—Financial Information

Item 1.	Unaudited Consolidated Financial Statements:

	Consolidated Balance Sheets as of September 28, 2002, September 29, 2001 and December 29, 2001	2

	Consolidated Statements of Operations for the three months ended September 28, 2002 and the three months ended September 29, 2001	3

	Consolidated Statements of Operations for the four months ended September 28, 2002, the five months ended June 1, 2002 and the nine months ended September 29, 2001	4

	Consolidated Statements of Stockholders’ Equity (Deficit) for the five months ended June 1, 2002 and the four months ended September 28, 2002	5

	Consolidated Statements of Cash Flows for the four months ended September 28, 2002, the five months ended June 1, 2002 and the nine months ended September 29, 2001	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Evaluation of Disclosure Controls and Procedures	38

Part II—Other Information

Item 6.	Exhibits and Reports on Form 8-K	39

Signature		40

Certifications		41

PILLOWTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for par value)

	Successor	Predecessor
	September 28, 2002	September 29, 2001	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash of $1,764 as of September 28, 2002 and $3,861 as of December 29, 2001)	$6,547	23,414	40,388
Receivables:
Trade, less allowances of $9,665 as of September 28, 2002, $14,770 as of September 29, 2001 and $9,276 as of December 29, 2001	161,561	183,332	144,727
Other	2,852	6,193	4,478
Inventories	212,452	205,198	200,578
Assets held for sale	18,508	6,889	6,075
Prepaid expenses	5,694	5,774	3,604
Net assets of discontinued operations	—	9,406	1,358

Total current assets	407,614	440,206	401,208
Property, plant and equipment, less accumulated depreciation of $4,564 as of September 28, 2002, $170,273 as of September 29, 2001 and $172,938 as of December 29, 2001	169,456	474,469	453,440
Intangible assets, at cost less accumulated amortization of $484 as of September 28, 2002, $37,521 as of September 29, 2001 and $40,899 as of December 29, 2001	48,548	224,619	221,729
Other assets	3,677	33,678	11,250

Total assets	$629,295	1,172,972	1,087,627

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Checks not yet presented for payment	$9,829	9,250	285
Accounts payable	45,741	37,888	34,834
Accrued expenses	88,940	63,321	59,837
Current portion of long-term debt	6,253	322	356
Current portion of long-term debt in default	—	667,447	660,893
Long-term debt in default	—	12,429	10,920

Total current liabilities	150,763	790,657	767,125
Long-term debt, less current portion	230,253	658	645
Noncurrent liabilities	64,422	38,595	48,950

Total liabilities not subject to compromise	445,438	829,910	816,720
Liabilities subject to compromise	—	496,465	500,840

Total liabilities	445,438	1,326,375	1,317,560
Predecessor Series A redeemable convertible preferred stock, $0.01 par value; 81,411 shares issued and outstanding for September 29, 2001 and December 29, 2001	—	94,827	99,185
Stockholders’ equity (deficit):
Successor preferred stock, $0.01 par value; authorized 10,000,000 shares	—	—	—
Predecessor preferred stock, $0.01 par value; authorized 20,000,000 shares; only Series A issued	—	—	—
Successor common stock, $0.01 par value; authorized 50,000,000 shares; 19,095,215 shares issued and outstanding	191	—	—
Predecessor common stock, $0.01 par value; authorized 55,000,000 shares; 14,250,892 shares issued and outstanding as of September 29, 2001 and December 29, 2001	—	143	143
Additional paid-in capital	195,118	160,120	160,120
Accumulated deficit	(10,289)	(406,659)	(461,186)
Deferred compensation	(1,188)	—	—
Accumulated other comprehensive income (loss)	25	(1,834)	(28,195)

Total stockholders’ equity (deficit)	183,857	(248,230)	(329,118)
Commitments and contingencies

Total liabilities and stockholders’ equity (deficit)	$629,295	1,172,972	1,087,627

See accompanying notes to consolidated financial statements.

PILLOWTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 28, 2002 and September 29, 2001
(Dollars in thousands, except for per share data)

	Successor	Predecessor
	Three Months Ended September 28, 2002	Three Months Ended September 29, 2001
Net sales	$242,528	266,316
Cost of goods sold	223,850	258,962

Gross profit	18,678	7,354
Selling, general, and administrative expenses	22,645	16,244
Impairment of long-lived assets	—	3,085
Restructuring charges	365	26

Loss from operations	(4,332)	(12,001)
Interest expense (contractual interest of $23,509 in 2001)	4,948	14,942

Loss from continuing operations before reorganization items and income taxes	(9,280)	(26,943)
Reorganization items:
Gain on cancellation of pre-petition liabilities	—	—
Fresh start adjustments	—	—
Other	—	4,590

Total reorganization items	—	4,590

Loss from continuing operations before income taxes	(9,280)	(31,533)
Income tax benefit	—	—

Net loss from continuing operations	(9,280)	(31,533)
Discontinued operations:
Loss from operations	—	(8,899)
Loss on disposal	—	(3,256)

Loss from discontinued operations	—	(12,155)

Net loss	(9,280)	(43,688)
Preferred dividends and accretion	—	4,604

Loss applicable to common stockholders	$(9,280)	(48,292)

Basic and diluted loss per common share—
Loss applicable to common stockholders	$(0.49)

Weighted average common shares outstanding—
Basic and diluted	19,026

See accompanying notes to consolidated financial statements.

PILLOWTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Four Months Ended September 28, 2002,
Five Months Ended June 1, 2002 and
Nine Months Ended September 29, 2001
(Dollars in thousands)

	Successor	Predecessor
	Four Months Ended September 28, 2002	Five Months Ended June 1, 2002	Nine Months Ended September 29, 2001
Net sales	$313,819	380,050	772,541
Cost of goods sold	289,141	371,941	769,033

Gross profit	24,678	8,109	3,508
Selling, general, and administrative expenses	28,217	25,127	50,951
Impairment of long-lived assets	—	31,111	23,170
Restructuring charges	365	4,233	6,491

Loss from operations	(3,904)	(52,362)	(77,104)
Interest expense (contractual interest of $30,481 in five months ended June 1, 2002 and $76,016 in 2001)	6,385	16,832	50,318

Loss from continuing operations before reorganization items and income taxes	(10,289)	(69,194)	(127,422)
Reorganization items:
Gain on cancellation of pre-petition liabilities	—	(856,375)	—
Fresh start adjustments	—	391,091	—
Other	—	66,633	25,755

Total reorganization items	—	(398,651)	25,755

Income (loss) from continuing operations before income taxes	(10,289)	329,457	(153,177)
Income tax benefit	—	(7,157)	—

Net income (loss) from continuing operations	(10,289)	336,614	(153,177)
Discontinued operations:
Loss from operations	—	—	(16,158)
Loss on disposal	—	—	(3,256)

Loss from discontinued operations	—	—	(19,414)

Net income (loss)	(10,289)	336,614	(172,591)
Preferred dividends and accretion	—	7,467	12,000

Income (loss) applicable to common stockholders	$(10,289)	329,147	(184,591)

Basic and diluted loss per common share—
Loss applicable to common stockholders	$(0.54)

Weighted average common shares outstanding—
Basic and diluted	18,906

See accompanying notes to consolidated financial statements.

PILLOWTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Five Months Ended June 1, 2002 and Four Months Ended September 28, 2002
(Dollars in thousands)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Deferred compensation	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Number of shares	Par value
Predecessor:
Balance at December 29, 2001	14,250,892	$143	$160,120	$(461,186)	$—	$(28,195)	$(329,118)
Comprehensive loss:
Net loss excluding plan of reorganization and fresh start adjustments	—	—	—	(128,670)	—	—	(128,670)
Currency translation adjustments	—	—	—	—	—	(30)	(30)

Total comprehensive loss							(128,700)

Accretion of Series A Preferred
Stock	—	—	—	(90)	—	—	(90)
Preferred dividends declared	—	—	—	(7,377)	—	—	(7,377)
Effect of plan of reorganization and fresh start adjustments:
Cancellation of old common stock	(14,250,892)	(143)	(160,120)	—	—	—	(160,263)
Issuance of new common stock and warrants	18,600,000	186	191,438	—	—	—	191,624
Other fresh start adjustments	—	—	—	597,323	—	28,225	625,548

Successor:
Balance at June 1, 2002	18,600,000	186	191,438	—	—	—	191,624
Comprehensive loss:
Net loss	—	—	—	(10,289)	—	—	(10,289)
Currency translation adjustment	—	—	—	—	—	25	25

Total comprehensive loss							(10,264)

Issuance of restricted stock	394,000	4	2,931	—	(2,935)	—	—
Issuance of stock bonus	101,215	1	749	—	—	—	750
Amortization of deferred compensation	—	—	—	—	1,747	—	1,747

Balance at September 28, 2002	19,095,215	$191	$195,118	$(10,289)	$(1,188)	$25	$183,857

See accompanying notes to consolidated financial statements.

PILLOWTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Four Months Ended September 28, 2002, Five Months Ended June 1, 2002 and
Nine Months Ended September 29, 2001
(Dollars in thousands)

	Successor	Predecessor
	Four Months Ended September 28, 2002	Five Months Ended June 1, 2002	Nine Months Ended September 29, 2001
Cash flows from operating activities:
Net income (loss)	$(10,289)	336,614	(172,591)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on cancellation of pre-petition liabilities	—	(856,375)	—
Fresh start adjustments	—	391,091	—
Loss from discontinued operations	—	—	19,414
Depreciation and amortization	4,622	18,880	40,750
Impairment of long-lived assets	—	31,111	23,170
Amortization of deferred compensation	1,747	—	—
Changes in assets and liabilities, net of effects of fresh start adjustments and the divestiture of the Blanket Division:
Trade receivables	(37,261)	20,807	5,732
Inventories	(25,729)	(3,085)	56,100
Accounts payable and accrued expenses	16,112	(994)	27,785
Other assets and liabilities	8,444	42,845	1,267

Net cash provided by (used in) operating activities	(42,354)	(19,106)	1,627
Net cash provided by discontinued operations	—	894	1,943
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,052	1,058	3,161
Proceeds from sale of Blanket Division	—	—	11,153
Purchases of property, plant and equipment	(5,617)	(28,491)	(8,888)

Net cash provided by (used in) investing activities	(3,565)	(27,433)	5,426
Cash flows from financing activities:
Increase (decrease) in checks not yet presented for payment	4,593	4,951	(2,820)
Borrowings on revolving credit loans	340,096	70,956	—
Repayments on revolving credit loans	(305,547)	(11,933)	—
Payments of debt issuance costs	—	—	(753)
Payments of long-term debt	(4,175)	(41,218)	(14,191)

Net cash provided by (used in) financing activities	34,967	22,756	(17,764)
Net change in cash and cash equivalents	(10,952)	(22,889)	(8,768)
Cash and cash equivalents at beginning of period	17,499	40,388	32,182

Cash and cash equivalents at end of period	$6,547	17,499	23,414

PILLOWTEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Four Months Ended September 28, 2002, Five Months Ended June 1, 2002 and
Nine Months Ended September 29, 2001
(Dollars in thousands)

Supplemental disclosures of cash flow information:

	Successor	Predecessor
	Four Months Ended September 28, 2002	Five Months Ended June 1, 2002	Nine Months Ended September 29, 2001
Cash paid (received) during the period for:
Interest	$2,117	17,758	64,467

Income taxes	$(6,601)	10	122

Supplemental disclosure of noncash financing information:

During the four months ended September 28, 2002, the Company granted a bonus of 101,215 shares of common stock valued at $750.

During the four months ended September 28, 2002, the Company granted restricted stock awards totaling 394,000 shares of common stock.

During the five months ended June 1, 2002, the Company converted several operating leases into capital lease obligations of $24,386.

During the nine months ended September 29, 2001, the Company entered into a capital lease obligation of $1,065.

See accompanying notes to consolidated financial statements.

PILLOWTEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

(1)    General

Pillowtex Corporation, a Delaware corporation (“Pillowtex” or “Parent”, and together with its subsidiaries, the “Company”), is one of the largest North American designers, manufacturers, and marketers of home textile products. The Company’s extensive product offerings include a full line of utility and fashion bedding and complementary bedroom textile products, as well as a full line of bathroom and kitchen textile products. As a leading supplier across all distribution channels, the Company sells it products to mass merchants, department stores, and specialty retailers. The Company also markets its products to wholesale clubs, catalog merchants, institutional distributors, and international customers and on the Internet.

Chapter 11 Proceedings and Reorganization

On November 14, 2000 (the “Petition Date”), Pillowtex Corporation, a Texas corporation (“Old Pillowtex”), and substantially all of its domestic subsidiaries (collectively with Old Pillowtex, the “Debtors”), including Fieldcrest Cannon, Inc. (“Fieldcrest Cannon”), filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The chapter 11 cases for the Debtors (the “Chapter 11 Cases”) were jointly administered for procedural purposes. From the Petition Date until May 24, 2002, the Debtors operated their businesses as debtors-in-possession pursuant to the Bankruptcy Code. On May 2, 2002, Old Pillowtex announced that the Bankruptcy Court had confirmed the Debtors’ Second Amended Joint Plan of Reorganization, with certain modifications (as so modified, the “Plan”). On May 24, 2002 (the “Effective Date”), the Plan became effective and the Debtors successfully emerged from their chapter 11 bankruptcy proceedings.

Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

•	all of Old Pillowtex’s issued and outstanding common stock and preferred stock were cancelled without consideration;

•	Old Pillowtex merged with and into Pillowtex, a wholly-owned Delaware subsidiary of Old Pillowtex, with Pillowtex as the surviving corporation (the “Merger”);

•
certain indebtedness of the Debtors was cancelled in exchange for cash, common stock, par value $0.01 per share, of Pillowtex (“Common Stock”), and/or warrants to purchase shares of Common Stock (“Warrants”);

•
designated post-petition loans having an aggregate principal amount of $150 million were cancelled in exchange for the issuance by Pillowtex of $150 million aggregate principal amount of notes under a new secured term loan (the “Exit Term Loan”) (the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million (see note 4));

•	executory contracts or unexpired leases to which any Debtor was a party were assumed, assumed and assigned, or rejected;

•	industrial revenue bonds in the aggregate principal amount of $11.4 million were reinstated;

•	members of the boards of directors and officers of Pillowtex and the reorganized Debtor subsidiaries were elected and began serving their respective terms; and

•	the overall corporate structure was simplified through the restructuring and dissolution of certain of Old Pillowtex’s subsidiaries.

On the Effective Date, (a) 18,600,000 shares of Common Stock and Warrants initially exercisable to purchase 3,529,412 shares of Common Stock were issued for distribution in respect of claims against the Debtors,

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

(b) 3,529,412 shares of Common Stock were reserved for issuance upon the exercise of Warrants, and (c) 1,400,000 shares of Common Stock were reserved for issuance in satisfaction of awards under the Pillowtex Corporation 2002 Equity Incentive Plan (the “Equity Incentive Plan”), which was implemented in accordance with the Plan. In addition, on the Effective Date, Pillowtex entered into a three-year $200 million senior secured asset-based non-amortizing revolving credit facility, including a $60 million letter of credit sub-facility (the “Exit Revolver Facility”) with Congress Financial Corporation as agent for a syndicate of lenders. See note 4 for a more detailed description of the Exit Revolver Facility.

Fresh Start Adjustments

The Debtors emerged from their chapter 11 bankruptcy proceedings on May 24, 2002. However, for financial reporting purposes, the Company deemed the effective date of the Plan to have occurred on June 1, 2002. References to “Predecessor” refer to Old Pillowtex and its subsidiaries on and prior to May 24, 2002 and Pillowtex and its subsidiaries from May 24, 2002 through June 1, 2002, and references to “Successor” refer to Pillowtex and its subsidiaries on and after June 1, 2002, after giving effect to the implementation of fresh start reporting. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), the Company adopted fresh start reporting because holders of existing voting shares of Old Pillowtex immediately before filing and confirmation of the Plan received less than 50% of the Common Stock distributed under the Plan and the Company’s reorganization value was less than the Debtors’ post-petition liabilities and allowed claims in the aggregate on a consolidated basis.

Fresh start reporting requires that the reorganization value of the Company be allocated to its assets in conformity with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”. The excess of the fair value of the specific tangible and identifiable intangible net assets over reorganization value, or negative goodwill, is to be allocated to noncurrent non-monetary assets on a pro rata basis. Based on the consideration of many factors and various valuation methods, including a discounted cash flow, a comparable public company analysis, a comparable acquisitions analysis, and other applicable analyses believed by the Company’s management to be appropriate for the Company’s business and industry, the Company and its financial advisors determined the reorganization value of the Company to be approximately $400 million, which served as the basis for the Plan approved by the Bankruptcy Court. Approximately $208.4 million of the reorganization value related to debt and other obligations outstanding as of the Effective Date, and the remaining reorganization value of approximately $191.6 million was assigned as the initial equity of the Company. The $208.4 million of the reorganization value related to debt and other obligations is comprised of $206.3 million of long-term debt and $19.6 million of deferred creditor claim payments and bankruptcy-related professional fees included in accrued expenses, offset by $17.5 million of cash included in current assets in the Successor column in the table below.

The fair value of the net assets exceeded the reorganization value by $131.2 million, resulting in negative goodwill. The negative goodwill has been allocated on a proportional basis to property, plant and equipment and certain intangible assets.

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

The following table reflects the reorganization adjustments to Old Pillowtex’s consolidated balance sheet as of June 1, 2002:

	Predecessor	Plan of Reorganization		Fresh Start Adjustments		Successor
ASSETS:
Current assets	$364,936	—		(953	)(e)	363,983
Property, plant and equipment, net	456,739	—		(288,321	)(f)	168,418
Intangibles, net	229,440	—		(179,309	)(g)	50,131
Other assets	5,946	—		(3,087	)(e)	2,859

Total assets	$1,057,061	—		(471,670)		585,391

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Liabilities not subject to compromise:
Checks not yet presented for payment, accounts payable and accrued expenses	$101,873	7,393	(a)	4,689	(e)	113,955
Long-term debt	194,901	11,380	(b)	—		206,281
Long-term debt in default	520,104	(520,104	)(c)	—		—
Noncurrent liabilities	52,147	—		21,384	(e)	73,531

Total liabilities not subject to compromise	869,025	(501,331)		26,073		393,767
Liabilities subject to compromise	546,668	(546,668	)(c)	—		—

Total liabilities	1,415,693	(1,047,999)		26,073		393,767
Redeemable convertible preferred stock	106,652	—		(106,652	)(h)	—
Stockholders’ equity (deficit)	(465,284)	1,047,999	(d)	(391,091	)(h)	191,624

Total liabilities and stockholders’ equity (deficit)	$1,057,061	—		(471,670)		585,391

(a)	To record certain pre-petition accounts payable and property taxes to be settled in cash.
(b)	To reinstate industrial revenue bonds.
(c)	To record elimination of pre-petition liabilities that were cancelled.
(d)	To record issuance of securities of Pillowtex ($191.6 million) and gain on cancellation of pre-petition liabilities ($856.4 million).
(e)	To reflect assets and liabilities at fair value. Such revaluations include:
—	The reduction of inventory to eliminate the existing LIFO reserves and adjust the carrying value to the estimated market value;
—	The addition of warehousing costs to the carrying value of inventory;
—	The increase in accrued expenses for certain unfavorable contract commitments;
—	The increase in accrued pension and postretirement benefit obligations primarily due to the reduction in the value of the pension plan assets; and
—	The reduction in carrying values of certain other assets to reflect fair values.
(f)	To record at fair value, less allocated portion of negative goodwill.
(g)	To write off goodwill and adjust trademarks and certain licenses to fair value, less allocated portion of negative goodwill.
(h)	To write off Old Pillowtex’s securities, accumulated deficit and accumulated other comprehensive loss.

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

Basis of Presentation

References in these consolidated financial statements to “Predecessor” refer to Old Pillowtex and its subsidiaries on and prior to May 24, 2002 and Pillowtex and its subsidiaries from May 24, 2002 through June 1, 2002. References to “Successor” refer to Pillowtex and its subsidiaries on and after June 1, 2002, after giving effect to the implementation of fresh start reporting.

The accompanying consolidated financial statements for the five months ended June 1, 2002 (Predecessor), the nine months ended September 29, 2001 (Predecessor) and as of December 29, 2001 (Predecessor) have been presented in accordance with SOP 90-7 and assumed that the Debtors would continue as a going concern. In the Chapter 11 Cases, substantially all unsecured liabilities and under-secured liabilities as of the Petition Date were subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheets as of September 29, 2001 and December 29, 2001.

Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was to be paid during the Chapter 11 Cases.

The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments and accruals, which are, in the opinion of management, necessary for fair presentation of the results of operations and financial position. Results of operations for interim periods may not be indicative of future results. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Old Pillowtex’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2001 (Commission File No. 1-11756).

The provisions of EITF No. 00-25 (as defined in note 11) were adopted on December 30, 2001. As a result, $5.1 million and $14.9 million of selling, general, and administrative expenses have been reclassified as a reduction to net sales in the three months and nine months ended September 29, 2001, respectively.

(2)    Inventories

Inventories consist of the following:

	Successor	Predecessor
	September 28, 2002	September 29, 2001	December 29, 2001
Finished goods	$98,006	101,122	104,532
Work-in-process	49,796	43,824	40,832
Raw materials and supplies	44,831	50,666	46,828
In-transit and off-site	19,819	9,586	8,386

	$212,452	205,198	200,578

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

(3)    Loss Per Share

There were no reconciling items between basic loss per share and diluted loss per share because the effects of the conversion of the Warrants and stock options would have been anti-dilutive for the three months and four months ended September 28, 2002. No options were assumed to be exercised during these periods as the exercise price exceeded the average market price. Warrants exercisable to purchase up to 3,529,412 shares of Common Stock and options exercisable to purchase 594,200 shares of Common Stock were outstanding as of September 28, 2002.

(4)    Long-Term Debt and Liquidity

Long-term debt consists of the following:

	Sucessor	Predecessor
	September 28, 2002	September 29, 2001	December 29, 2001
Exit Revolver Facility	$93,572	—	—
Exit Term Loan	109,604	—	—
Industrial revenue bonds with interest rates from 1.8% to 2.2% and maturities through July 1, 2021; generally collateralized by land, buildings and letters of credit	11,380	13,400	13,185
Capital lease obligations	21,950	980	1,001
Revolver less portion to be treated as post-petition debt	—	235,659	233,051
Term loans less portion to be treated as post-petition debt	—	244,412	242,004
Portion of revolver and term loans to be treated as post-petition debt	—	150,000	150,000
Overline Credit Facility	—	34,738	34,738
DIP Financing Facility	—	—	—
9% Senior Subordinated Notes due 2007	—	185,000	185,000
10% Senior Subordinated Notes due 2006	—	125,000	125,000
6% Convertible Subordinated Debentures due 2012 inclusive of Cash Claimant Notes in the principal amount of $5.2 million	—	90,417	90,417
Other debt	—	1,704	1,105

Total debt	236,506	1,081,310	1,075,501
Less:
Current portion of long-term debt	(6,253)	(322)	(356)
Current portion of long-term debt in default	—	(667,447)	(660,893)
Long-term debt in default	—	(12,429)	(10,920)
Liabilities subject to compromise	—	(400,454)	(402,687)

Total long-term debt	$230,253	658	645

Exit Revolver Facility

As discussed in note 1, the Company entered into the Exit Revolver Facility on the Effective Date. The Exit Revolver Facility is a three-year $200 million senior secured asset-based non-amortizing revolving credit facility, including a $60 million letter of credit sub-facility. Parent and certain of its domestic subsidiaries are borrowers under the Exit Revolver Facility, and Parent’s other domestic and Canadian subsidiaries are guarantors thereunder. The availability of borrowings under the Exit Revolver Facility generally is based on a percentage of eligible accounts receivable and eligible inventory, subject to certain reserves that can be established by the lender. For

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables In thousands)

discussion of a potential reserve against availability that could be established in 2003, see note 13 regarding cash funding obligations related to the Company’s pension plans. In addition, the borrowers may, at their option, borrow up to a maximum principal amount of $10 million as part of the $200 million facility based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. Any such loan would be partially amortized over the remaining term of the Exit Revolver Facility. The Exit Revolver Facility is secured by a pledge of the stock of the subsidiaries, a first priority lien on the accounts receivable, inventory, and trademarks, as well as certain real property and equipment, of the borrowers and guarantors, and a second priority lien on the primary collateral that secures the Exit Term Loan.

All borrowings under the Exit Revolver Facility bear interest at an annual rate equal to, at Parent’s option, the lender’s prime rate or the prevailing adjusted Eurodollar rate, in either case plus a specified margin determined based on the amount of excess availability and the Company’s leverage ratio. The average interest rate on the Exit Revolver Facility was 4.7% for the four months ended September 28, 2002. The Exit Revolver Facility includes an unused commitment fee of either 3/8% or 1/2% per annum (depending on excess availability and the leverage ratio), a servicing fee of $5,000 per month, a letter of credit fee of 2 1/2% per annum on the daily outstanding balance of letters of credit issued under the Exit Revolver Facility, an early termination fee in an amount equal to 1/2% of the amount of the maximum credit if the Exit Revolver Facility is terminated in whole prior to its maturity, and a reduction fee in an amount equal to 1/2% of the reduction of the maximum credit if the Company reduces the maximum credit in part at the time of any such reduction.

The Exit Revolver Facility contains a number of negative covenants, which restrict, among other things, Pillowtex’s ability to incur additional debt, pay dividends or make other restricted payments, sell stock of Pillowtex or any of its subsidiaries, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, effect mergers, consolidations, and dissolutions, prepay and refinance debt, and make certain changes in its business. The Exit Revolver Facility also establishes a minimum earnings threshold that applies at any time excess availability is less than $35 million. For discussion of a potential reserve against availability that could be established in 2003, see note 13 regarding cash funding obligations related to the Company’s pension plans.

As of September 28, 2002, $93.6 million was outstanding under the Exit Revolver Facility and outstanding letters of credit under the Exit Revolver Facility aggregated $28.8 million. Availability as of September 28, 2002 was $78.8 million.

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

The Exit Term Loan bears interest at a fixed rate of 10% per annum, payable on the last day of March, June, September, and December, which commenced on September 30, 2002. In addition to scheduled payments of principal on the last day of June and December, commencing December 31, 2002, Pillowtex is required to prepay the Exit Term Loan (i) with the net cash proceeds from the sale of certain assets, and (ii) commencing March 31, 2004 and on each March 31 thereafter (subject to the minimum excess availability requirements contained in the Exit Revolver Facility), with 50% of the excess cash flow, if any, for the preceding fiscal year.

The Exit Term Loan also contains a number of negative covenants, which restrict, among other things, Pillowtex’s ability to incur additional debt, pay dividends or make other restricted payments, sell stock of subsidiaries, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

leaseback arrangements, effect mergers, consolidations, and dissolutions, prepay debt, and make certain changes in its business, to adopt newly-issued generally accepted accounting standards as appropriate and new tax requirements as they are enacted. The Exit Term Loan requires compliance with a maximum leverage ratio and a minimum interest coverage ratio. Effective September 27, 2002, the Exit Term Loan was amended to add an asset coverage ratio test and a minimum availability requirement under the Exit Revolver Facility, which covenants will be measured at the end of each fiscal month for the remainder of fiscal year 2002. The amendment also included a waiver of compliance by the Company with the maximum leverage ratio and minimum interest coverage ratio covenants for the third quarter of the 2002 fiscal year. The Company has also agreed in the amendment to provide to its term loan lenders by November 27, 2002, revised financial projections for fiscal years 2003, 2004 and 2005. The Company anticipates that it will be unable to comply with the covenants, as currently written, at the end of the fourth quarter 2002. While the Company anticipates that the revised projections to be delivered by November 27, 2002 will serve as the basis for negotiations with the term loan lenders for amending the financial covenants contained in the Exit Term Loan effective as of the end of the fourth quarter of 2002 and for future periods, the Company can provide no assurances that it will be able to amend the covenants in the Exit Term Loan upon terms that are acceptable to the Company.

A failure to comply with any of the covenants contained in the Exit Term Loan would result in an event of default under the Exit Term Loan. Upon the occurrence of an event of default, the term loan lenders would be entitled to declare all amounts outstanding under the Exit Term Loan, including accrued interest and other obligations, to be immediately due and payable, and the term loan lenders would be entitled to proceed against the collateral granted to them to secure the Exit Term Loan. In these circumstances, cross-defaults could occur under the documents governing the Company’s other outstanding debt. Pursuant to the terms of the Exit Revolver Facility, a default by the Company of the financial covenants set forth in the Exit Term Loan will be deemed an event of default under the Exit Revolver Facility if such default continues for more than sixty (60) days and is not waived in writing by or on behalf of the term loan lenders. If the Company fails to comply with any of the covenants in the Exit Term Loan, the Company would anticipate seeking to obtain appropriate waivers or amendments, but there can be no assurance that Company would be able to obtain any such waiver or amendment. If an event of default occurs and the Company is unable to obtain appropriate waivers or amendments, the Company’s lenders would be entitled to exercise their remedies under the Company’s respective debt instruments, and the Company would no longer have access to borrowings under the Exit Revolver Facility, one of its principal sources of liquidity. In such event, the Company can provide no assurance that alternative financing would be available on terms acceptable to the Company. If these developments were to occur, the Company would have to consider pursuing appropriate restructuring options.

Upon emergence from bankruptcy, the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million utilizing borrowings under the Exit Revolver Facility. Under the Exit Term Loan, Parent has paid or will pay an annual administrative fee of $150,000 on the Effective Date and each anniversary thereof. As of September 28, 2002, $109.6 million was outstanding under the Exit Term Loan.

Industrial Revenue Bonds

The Company presently has obligations in respect of two industrial revenue bond facilities that were reinstated on the Effective Date (the “IRB Facilities”). One of the IRB Facilities is secured by liens on specified plants and equipment and by a letter of credit. The other IRB Facility is secured by a letter of credit. As of September 28, 2002, approximately $11.4 million of bonds in the aggregate were outstanding under the IRB Facilities.

On February 6, 2001, the Bankruptcy Court authorized the Debtors to make scheduled principal and interest payments on the IRB Facilities. Even though these payments were being made, the Debtors remained in default of its obligations under each of the IRB Facilities. On the Effective Date, pursuant to the Plan the IRB Facilities were reinstated and the letters of credit issued in respect thereof under the senior debt facilities described above were replaced with equivalent letters of credit issued under the Exit Revolver Facility.

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

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

Capital Lease Obligations

Certain existing operating leases were renegotiated as part of the reorganization process. The renegotiated leases have been classified as capital lease obligations. These leases have interest rates between 7.5% and 9%, and have terms between 48 and 60 months. The total amount of operating leases converted to capital lease obligations during the five months ended June 1, 2002 was approximately $24.4 million. As of September 28, 2002, $22.0 million was outstanding under capital lease obligations.

DIP Financing Facility

On December 12, 2000, the Bankruptcy Court entered an order (the “DIP Financing Order”) authorizing the Debtors to enter into a $150 million debtor-in-possession financing facility, including a $60 million letter of credit sub-facility (the “DIP Financing Facility”) with Bank of America, N.A. as administrative agent for a syndicate of financing institutions comprised of certain of Old Pillowtex’s pre-petition senior secured lenders. The size of the DIP Financing Facility was subsequently reduced to $100 million, including the $60 million letter of credit sub-facility. The DIP Financing Facility expired by its terms on the Effective Date. No loan amounts were outstanding under the DIP Financing Facility on the Effective Date. Letters of credit outstanding under the DIP Financing Facility as of the Effective Date are being replaced with letters of credit issued under the Exit Revolver Facility. As of September 28, 2002, one outstanding letter of credit of $1.4 million remained outstanding under the DIP Financing Facility. The lenders under the DIP Financing Facility were holding approximately $1.8 million as collateral for the outstanding letter of credit issued under the facility. The funds will be returned to the Company when this letter of credit is replaced with a letter of credit issued under the Exit Revolver Facility.

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

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

Overline Facility

In May 1999, Old Pillowtex entered into a $20 million senior unsecured revolving credit facility (the “Overline Facility”) to obtain additional working capital availability. On July 27, 1999, the Overline Facility was amended to increase the funds available to $35 million and to secure it with the same assets securing the senior debt facilities described above.

Amounts borrowed under the Overline Facility bore interest at a rate based upon LIBOR plus 4.5% or the base rate plus 3%, at Old Pillowtex’s option. Pursuant to the DIP Financing Order, the Bankruptcy Court authorized Old Pillowtex to make scheduled interest payments on the Overline Facility during the pendency of the Chapter 11 Cases.

On the Effective Date and pursuant to the Plan, the outstanding indebtedness on the Overline Facility of $34.8 million was cancelled, and in exchange therefor, holders of claims in respect of the Overline Facility became entitled to receive Common Stock and Warrants.

Senior Subordinated Debt

In connection with its acquisition of Fieldcrest Cannon, Old Pillowtex issued $185 million of 9% Senior Subordinated Notes due 2005 (the “9% Notes”), with interest payable semiannually commencing June 15, 1998. The 9% Notes were general unsecured obligations of Old Pillowtex, were subordinated in right of payment to all existing and future senior indebtedness, and ranked pari passu with the 10% Notes described below.

On November 12, 1996, Old Pillowtex issued $125 million aggregate principal amount of 10% Senior Subordinated Notes due 2006 (the “10% Notes”), with interest payable semiannually commencing May 15, 1997. The 10% Notes were general unsecured obligations of the Company, were subordinated in right of payment to all existing and future senior indebtedness, and ranked pari passu with the 9% Notes.

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

Fieldcrest Cannon 6% Convertible Debentures

As a result of Old Pillowtex’s acquisition of Fieldcrest Cannon, the outstanding Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012 (the “6% Convertible Debentures”) were convertible, at the option of the holders, into a combination of cash and common stock of Old Pillowtex. As of the Effective Date, approximately $85.2 million aggregate principal amount of the 6% Convertible Debentures remained outstanding.

Prior to the Petition Date, Fieldcrest Cannon issued certain non-interest bearing subordinated promissory notes (the “Cash Claimant Notes”) in respect of the unpaid cash portion of the conversion consideration owing to certain holders of the 6% Convertible Debentures who had surrendered their debentures for conversion, but had not been paid the cash portion of the conversion consideration. As of the Effective Date, the aggregate amount of the outstanding Cash Claimant Notes was $5.2 million.

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

Adequacy of Capital Resources

The Company’s principal sources of liquidity will be cash flows from operations and borrowings under the Exit Revolver Facility. Based on current and anticipated levels of operations, the Company believes that cash flows from operations, together with amounts available under the Exit Revolver Facility, will be adequate to meet the Company’s anticipated cash requirements for the remainder of 2002, including debt service requirements and planned capital expenditures.

The Company cannot be certain, at this time, of the exact amount of contributions that it will be required to make to its pension plans during 2003 and 2004, and the additional reserves (which reduce availability under the Exit Revolver Facility) that could be established by the Revolver Agent. For discussion of a potential reserve against availability that could be established in 2003, see note 13 regarding cash funding obligations related to the Company’s pension plans. After taking into consideration the range of projections of cash flows from operations, anticipated capital expenditures, debt principal repayment requirements, anticipated pension plan cash funding payments, and such potential additional reserves in 2003, the Company can provide no assurances that the excess availability under the Exit Revolver Facility will not drop below $35 million.

The Company does not believe that it would be able to comply with the minimum earnings threshold contained in its Exit Revolver Facility, which would become effective in this event. As a result of these factors, coupled with the uncertainties as to the results of future negotiations with the Company’s term loan lenders as to revised financial covenants, the Company can provide no assurances that it will have adequate financial resources to meet its anticipated cash requirements for 2003 and future periods. If the Company is unable to comply with the minimum earnings threshold contained in the Exit Revolver Facility, the Company would anticipate seeking to obtain appropriate waivers or amendments, but there can be no assurance that the Company would obtain any such waiver or amendment. If an event of default occurs and the Company is unable to obtain appropriate waivers or amendments, the Company’s lenders would be entitled to exercise their remedies under the Company’s respective debt instruments, and the Company would no longer have access to borrowings under the Exit Revolver Facility, one of its principal sources of liquidity. In such event, the Company can provide no assurance that alternative financing would be available on terms acceptable to the Company. If these developments were to occur, the Company would have to consider pursuing appropriate restructuring options.

In the event that the Company’s borrowing base, comprised of a percentage of eligible accounts receivable and eligible inventory after reserves, becomes insufficient to support additional borrowing under the Exit Revolver Facility, the borrowers thereunder have the option of borrowing up to a maximum principal amount of $10 million (as part of the overall $200 million commitment) based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. However, since the amount of any such loan is dependent on the appraised value of such real property and equipment at the time the option is exercised by the borrowers, no assurance can be given as to the amount of additional borrowing that would actually be available to the borrowers in such circumstances. In the event that cash flows, together with available borrowings under the Exit Revolver Facility, were not sufficient to meet the Company’s cash requirements, the Company would be required to obtain alternative financing or reduce planned capital expenditures. The Company can provide no assurance that alternative financing would be available on acceptable terms, especially in light of the fact that, except for miscellaneous real property and equipment, substantially all of the Company’s existing assets are pledged as collateral for the Exit Term Loan, Exit Revolver Facility, IRB Facilities, and capital lease obligations, or that reductions in planned capital expenditures would be sufficient to cover any cash shortfalls. Accordingly, the Company’s ability to respond to changing business and economic conditions and to secure additional financing, if needed, is significantly restricted.

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

Scheduled Maturities

As of September 28, 2002, the scheduled maturities of long-term debt are as follows:

Year	Amount
Remainder of 2002	$1,802
2003	8,587
2004	15,214
2005	110,422
2006	14,491
2007	75,990
Thereafter	10,000

Total	$236,506

The scheduled maturities reflect the expiration of the Exit Revolver Facility in 2005 and the final payment on the Exit Term Loan in 2007.

(5)    Stockholders’ Equity

Pillowtex’s authorized capital stock consists of 50,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). On September 28, 2002, there were 19,095,215 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding. On the Effective Date, pursuant to the Plan, 3,529,412 shares of Common Stock were reserved for issuance upon the exercise of Warrants and 1,400,000 shares of Common Stock were reserved for issuance in satisfaction of awards under the Equity Incentive Plan. On October 11, 2002, the number of shares reserved for issuance in satisfaction of awards under the Equity Incentive Plan was increased to 2,900,000.

Common Stock

The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by Pillowtex’s Board of Directors (the “Board”) from funds legally available for payment of dividends. However, Pillowtex does not presently anticipate that dividends will be paid on Common Stock in the foreseeable future. Furthermore, payment of dividends is restricted by the terms of the Exit Term Loan and the Exit Revolver Facility. In the event of a liquidation, dissolution, or winding up of Pillowtex, holders of Common Stock will be entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of outstanding Preferred Stock, if any. Holders of Common Stock have no preemptive, subscription, redemption, or conversion rights. All of the outstanding shares of Common Stock are validly issued, fully paid, and non-assessable.

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

The cost of issuing the restricted stock is being charged to earnings over the vesting period. During the three months and four months ended September 28, 2002, approximately $0.6 million and $1.0 million were charged to earnings, respectively. During the five months ended June 1, 2002, approximately $0.8 million was charged to earnings.

The options were granted at an exercise price equal to the fair market value of the stock at the date of grant. The options have a seven-year life and vest over a three-year period.

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

In connection with the hiring of a new chief executive officer and president, the Company granted a bonus of 101,215 shares of Common Stock valued at $0.8 million on August 7, 2002 and issued options to purchase 700,000 shares of Common Stock to these employees on October 11, 2002. The options were granted at an exercise price equal to the fair market value of the stock at the date of grant. The options have a seven-year life and vest over a four-year period.

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

Preferred Stock

Pillowtex is authorized to issue 10,000,000 shares of Preferred Stock. The Board has the authority to issue Preferred Stock from time to time in one or more classes or series and to fix the price, rights, preferences, privileges, and restrictions thereof, including dividend rights, dividend rates, conversion rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting a series or the designation of such series, without any further vote or action by Pillowtex’s stockholders. The Preferred Stock may be issued in distinctly designated series, may be convertible into Common Stock, and may rank prior to the Common Stock as to dividend rights, liquidation preferences, or both. The express terms of shares of a different series of any particular class of Preferred Stock will be identical except for such variations as may be permitted by law. Pillowtex’s Certificate of Incorporation provides that the Board may not, without the approval of the holders of a majority of the capital stock of Pillowtex or any class or series entitled to vote generally in the election of directors, authorize any series of Preferred Stock or issue any shares of Preferred Stock, or rights to acquire shares of Preferred Stock, in connection with a stockholders’ rights plan or any similar plan or arrangement.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), pension equity adjustments, and foreign currency translation adjustments. For the three months and four months ended September 28, 2002, comprehensive loss was $9.3 million and $10.3 million, respectively. For the five months ended June 1, 2002, comprehensive loss before the gain on cancellation of pre-petition liabilities and fresh start adjustments was $128.7 million. For the three months and nine months ended September 29, 2001, comprehensive loss was $43.7 million and $172.8 million, respectively.

(6)    Redeemable Convertible Preferred Stock of Predecessor Company

On December 19, 1997, Old Pillowtex issued 65,000 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for $65 million less $2.1 million of issue costs. Accretion was being recognized to increase the recorded amount to the redemption amount over the period to the redemption date. Dividends accrued from the issue date through December 31, 1999 at a 3% annual rate. Beginning January 1, 2000, the rate increased to 10% as a result of Old Pillowtex’s earnings per share for 1999 falling below predetermined targets. During the third and fourth quarters of 1999, Old Pillowtex accrued and paid in kind a one-time cumulative dividend on the Series A Preferred Stock, from the issue date through December 31, 1999, equal to the difference between the dividends calculated at the 3% rate and dividends calculated at the 10% rate, or 10,135 shares of Series A Preferred Stock. Under the terms of the Series A Preferred Stock, dividends were payable in cash or additional shares of Series A Preferred Stock until December 2002, at which time they would have become payable solely in cash.

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

Under the DIP Financing Facility, Old Pillowtex was prohibited from paying any dividends on the Series A Preferred Stock. A total of 81,411 shares of Series A Preferred Stock were outstanding as of the Effective Date. The commencement of the Chapter 11 Cases constituted an “Event of Noncompliance” under the terms of the Series A Preferred Stock. The terms of the Series A Preferred Stock provided that upon the occurrence of an Event of Noncompliance, the dividend rate on such stock would increase immediately to the lesser of 18% per annum and the maximum rate permitted by law. Accordingly, as of the Petition Date, dividends on the Series A Preferred Stock began accruing at 18% per year, compounding quarterly.

On the Effective Date, pursuant to the Plan the Series A Preferred Stock was cancelled without consideration.

(7)    Segment Information

The Company manufactures textile products for the bedroom, bathroom, and kitchen and markets them to department stores, discount stores, specialty shops and certain institutional customers and over the Internet. The Company is organized into two major divisions that it considers operating segments: (1) Bed and Bath and (2) Pillow and Pad. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, as well as towels, bath rugs, and kitchen textile products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads. Other includes the Company’s retail stores, corporate activities, and the remaining assets associated with the Blanket Division (see note 12).

The accounting policies of the divisions are the same as those described in the “Summary of Significant Accounting Policies” in Old Pillowtex’s Annual Report on Form 10-K for the year ended December 29, 2001. The Company evaluates division performance based on gross profit. Interdivisional sales are not material.

Information about the divisions is presented below:

	Successor
	Three Months Ended September 28, 2002
	Bed and Bath	Pillow and Pad	Other(1)		Total
Net sales	$170,577	67,083	4,868		242,528
Gross profit (loss)	18,898	7,452	(7,672)		18,678
Depreciation and amortization	2,377	365	1,023		3,765
Capital expenditures	1,882	753	1,033		3,668
Total assets	466,970	105,023	57,302	(2)	629,295

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

	Predecessor
	Three Months Ended September 29, 2001
	Bed and Bath	Pillow and Pad	Other(1)		Total
Net sales	$193,726	67,128	5,462		266,316
Gross profit (loss)	9,154	5,677	(7,477)		7,354
Depreciation and amortization	9,210	937	2,944		13,091
Capital expenditures	1,616	148	744		2,508
Total assets	916,077	139,125	117,770	(2)	1,172,972

	Successor
	Four Months Ended September 28, 2002
	Bed and Bath	Pillow and Pad	Other(1)		Total
Net sales	$222,991	84,534	6,294		313,819
Gross profit (loss)	24,890	10,049	(10,261)		24,678
Depreciation and amortization	2,938	429	1,255		4,622
Capital expenditures	3,185	843	1,589		5,617
Total assets	466,970	105,023	57,302	(2)	629,295

	Predecessor
	Five Months Ended June 1, 2002
	Bed and Bath	Pillow and Pad	Other(1)		Total
Net sales	$285,084	88,695	6,271		380,050
Gross profit (loss)	14,190	7,810	(13,891)		8,109
Depreciation and amortization	12,323	954	5,603		18,880
Capital expenditures	25,030	938	2,523		28,491
Total assets(3)	791,189	105,338	160,534	(2)	1,057,061

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

	Predecessor
	Nine Months Ended September 29, 2001
	Bed and Bath	Pillow and Pad	Other(1)		Total
Net sales	$573,356	183,968	15,217		772,541
Gross profit (loss)	16,427	18,048	(30,967)		3,508
Depreciation and amortization	29,305	2,693	8,752		40,750
Capital expenditures	3,477	550	4,861		8,888
Total assets	916,077	139,125	117,770	(2)	1,172,972

(1)	Includes retail stores and miscellaneous corporate activities, including the Company’s central information technology, manufacturing, human resources, and purchasing departments.
(2)
Corporate amounts include primarily data processing equipment and software, other enterprise-wide assets not allocated to the segments, assets held for sale, and the net assets associated with the Blanket Division.

(3)	Does not reflect adjustments for fresh start reporting (see note 1).

(8)    Restructuring Charges and Impairment of Long-lived Assets

During the first quarter of 2002, a restructuring charge of $3.0 million associated with the closure of three facilities was incurred. The towel finishing operations in Columbus, Georgia and Phenix City, Alabama closed in July 2002 and impacted approximately 980 employees. The majority of the goods finished at the plants are now being finished at an existing facility in Kannapolis, North Carolina, and the remaining items are being purchased from other suppliers. The automated sewing facility in Dallas, Texas closed in June 2002 and resulted in the termination of approximately 99 employees. The facility’s operations were consolidated into other existing pillow and pad facilities. The restructuring charge consisted principally of severance and benefits. During the three months ended September 28, 2002, the Company incurred an additional restructuring charge of $0.3 million for severance relating to the Columbus, Georgia and Phenix City, Alabama locations. The Company anticipates paying the remaining liability associated with the closures in the fourth quarter of 2002.

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

A charge for impairment of long-lived assets of $30.9 million was incurred during the first quarter of 2002 for assets located at the Columbus, Georgia and Phenix City, Alabama facilities. The charge consists of $9.0 million for real property and $21.9 million for machinery and equipment. The impairment charge reflects management’s estimate of the fair market value based upon appraisals and the expected future cash flows to be generated by the assets, including their ultimate disposition. During the two months ended June 1, 2002, an additional charge of $0.2 million relating to machinery and equipment located at the Phenix City, Alabama location was incurred. These assets have been classified as assets held for sale as of September 28, 2002.

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

Activity in the reserve established for the restructuring charges is presented below:

Balance, December 30, 2001	$1,063
Restructuring charge	4,598
Reclassification of curtailment loss to pension liability	(751)
Payments	(4,601)

Balance, September 28, 2002	$309

During the nine months ended September 29, 2001, the closure of several facilities was announced. The facilities included a towel manufacturing facility in Hawkinsville, Georgia; a cut-and-sew bedding facility in Rocky Mount, North Carolina; a sheet manufacturing facility in Kannapolis, North Carolina; a towel yarn manufacturing operation in Columbus, Georgia, and a towel warehouse and distribution center in Phenix City, Alabama. The Rocky Mount, North Carolina facility manufactured decorative bedding exclusively under a licensing agreement, which expired on June 30, 2001. The majority of the production at the other facilities was relocated to existing facilities. The closures resulted in the termination of approximately 1,130 employees. A restructuring charge of $6.5 million related to these closures was incurred in the nine months ended September 29, 2001. Impairment charges of $3.1 million and $23.2 million in the three months and nine months ended September 29, 2001, respectively, primarily related to the assets in the closed facilities discussed above were also recognized.

(9)    Reorganization Items

The following items have been recognized as reorganization items in the statements of operations:

	Predecessor
	Five Months Ended June 1, 2002	Three Months Ended September 29, 2001	Nine Months Ended September 29, 2001
Gain on cancellation of pre-petition liabilities	$(856,375)	—	—
Fresh start adjustments	391,091	—	—
Other:
Professional fees and other costs associated with the Chapter 11 Cases	17,110	3,089	13,199
Retention incentive plan	1,156	1,206	4,314
Rejected contracts and lease agreements	48,570	528	9,464
Interest income on investments	(203)	(233)	(1,222)

Total other	66,633	4,590	25,755

	$(398,651)	4,590	25,755

Key Employee Retention Program.    To stabilize employee relations, the Debtors developed a key employee retention plan (the “Retention Plan”), which the Bankruptcy Court approved on March 6, 2001. The Retention Plan was designed to, among other things, ensure that the employees most critical to the Debtors’ reorganization efforts were provided with sufficient economic incentives and protections to remain with the Debtors and fulfill their responsibilities through the successful conclusion of the Chapter 11 Cases. The Retention Plan consists of three separate components: (a) a retention incentive plan (the “Retention Incentive Plan”), (b) an emergence performance bonus plan, and (c) an employee severance plan.

Under the Retention Incentive Plan, each eligible employee earned a specified retention incentive payment (the “Retention Incentive Payment”), based upon a percentage of his or her salary as determined by the Company’s management, if the employee remained actively employed by the Company on the specified dates. Under the

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

Retention Incentive Plan, three installments were paid on April 9, 2001, November 14, 2001, and May 14, 2002. The final installment of the Retention Incentive Payment of $1.6 million was paid on May 31, 2002. The total amount paid under the Retention Incentive Plan was approximately $6.5 million.

No amounts were paid under the emergence performance bonus plan.

Rejected Contracts and Leases.    During the pendency of the Chapter 11 Cases, the Debtors reviewed their executory contracts and unexpired leases and received approval from the Bankruptcy Court to reject certain contracts and leases. In this context, “rejection” means that the Debtors were relieved from their obligations to perform further under the contract or lease and were subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of a contract or lease was treated as a general unsecured claim in the Chapter 11 Cases, and the allowed amount of such claim was recognized as a reorganization item. On the Effective Date, pursuant to the Plan, holders of claims in respect of damages became entitled to receive Common Stock and Warrants.

(10)    Income Taxes

The Company’s management, in assessing the realizability of deferred tax assets, must consider whether it is more likely than not that part or all of the deferred tax asset may not be realized. This assessment includes consideration for the scheduled reversal of temporary taxable differences, projected future taxable income, and tax planning strategies.

Predecessor Periods

No income tax benefit was recognized for the loss from continuing operations before reorganization items for the five months ending June 1, 2002. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance. In addition, no income tax expense or benefit was recognized on reorganization items for the five months ending June 1, 2002. The items of income and expense included in the reorganization income are non-taxable and non-deductible, respectively.

For the five months ending June 1, 2002, the increase in the valuation allowance was partially offset by a $7.2 million tax refund related to a 2001 net operating loss. The reduction of the valuation allowance for the 2001 net operating loss resulted from a provision in Congress’ economic stimulus package enacted during the first quarter of 2002 that changed the period for carryback of net operating losses. This change allowed Old Pillowtex to carry back a portion of the 2001 net operating loss five years rather than two years.

If all or a portion of Old Pillowtex’s deferred tax asset is realized in the future, or considered “more likely than not” realizable by management, intangibles will be reduced first and any excess treated as an increase to additional paid-in capital.

Successor Periods

The Company did not recognize an income tax benefit for the loss incurred in the four months ended September 28, 2002. Instead, the increase in net deferred tax assets as a result of the loss was offset by an equal increase in the valuation allowance.

Bankruptcy Impact

In connection with the reorganization, a gain on cancellation of indebtedness was realized. This gain will not be taxable since the gain resulted from reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2003 taxable year, to reduce certain attributes including net operating loss carryforwards (“NOLs”), certain tax credits and tax bases in assets in an amount equal to such gain on extinguishment.

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

(11)    Recently Issued or Adopted Accounting Standards

The Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”) issued EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future”, and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (collectively, the “EITFs”), which address various aspects of accounting for consideration given by a vendor to a customer or a reseller of products. The provisions of the EITFs were adopted as of the beginning of fiscal 2002, which commenced December 30, 2001. The EITFs require all consideration paid to customers to be classified as a reduction to net sales. Prior to December 30, 2001, amounts paid to customers for co-operative advertising and marketing were classified in selling, general, and administrative expenses. As a result of adopting the provisions of EITF No. 00-25, $5.1 million and $14.9 million of selling, general, and administrative expenses have been reclassified as a reduction to net sales for the three months and nine months ended September 29, 2001, respectively.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. SFAS No. 142 was adopted as of December 30, 2001. The Company has restated its intangible assets to their estimated fair values on June 1, 2002, in conjunction with fresh start reporting (see note 1).

The loss applicable to common stockholders and pro forma loss applicable to common stockholders for the three months and nine months ended September 29, 2001, adjusted to eliminate historical amortization of goodwill and intangibles with indefinite lives, are as follows:

	Predecessor
	Three Months Ended September 29, 2001	Nine Months Ended September 29, 2001
Loss applicable to common stockholders—as reported	$(48,292)	(184,591)

Loss applicable to common stockholders—pro forma	$(46,763)	(179,918)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 also retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 is not applicable to goodwill and intangible assets with indefinite lives. Rather, goodwill and intangible assets with indefinite lives are evaluated for impairment under SFAS No. 142.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145, among other things, prohibits the classification of gains and losses from extinguishment of debt as extraordinary unless they meet the criteria defined in Opinion 30. The provisions of SFAS No. 145 were adopted upon the Statement’s issuance, and as such, the gain recognized by Old Pillowtex on the extinguishment of debt resulting from the emergence from the chapter 11 bankruptcy proceedings has been classified as a reorganization item.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Restatement of previously issued financial statements is not permitted.

(12)    Discontinued Operations

On September 6, 2001, Old Pillowtex sold the majority of the inventory and fixed assets associated with its Blanket Division to Beacon Blankets, Inc. (fka Beacon Acquisition Corporation) (the “Purchaser”) for approximately $13.4 million. The results of operations and net assets of the Blanket Division have been accounted for as a discontinued operation. The loss from discontinued operations was $8.9 million and $16.2 million for the three months and nine months ended September 29, 2001, respectively. The loss on disposal incurred in September 2001 was $3.3 million.

(13)    Pension Plans

The assets of the Company’s defined benefit pension plans, like numerous other companies’ similar plans, are, to a substantial degree, invested in the capital markets and managed by third party investment advisors. Given the year-to-date performance of the capital markets, it is likely that, barring a material improvement in the capital markets during the remainder of 2002, the actual return will be materially less than the assumed expected return determined at December 29, 2001. The anticipated impact on the December 28, 2002 consolidated balance sheet and fiscal 2003 operating results and cash flows are discussed below.

Cash Funding Impact

The pension funding method used allows for such impacts described above to be spread over five years. Increases in post-2002 pension cash funding requirements will occur, however, if the performance of the capital markets in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of any such increases could be material. Based on the January 1, 2002 actuarial valuation of the Company’s pension plans, a cash funding payment of $10.6 million for plan year 2002 will be required in September 2003. This amount has been reclassified from noncurrent liabilities to accrued expenses in the accompanying consolidated balance sheet as of September 28, 2002. Under current plan assumptions and assuming that asset valuations and interest rates at January 1, 2003 do not change from September 30, 2002, the Company would be required to make estimated cash contributions to its pension plans of approximately $19 million (which includes the $10.6 million for plan year 2002 and an estimated $8 million for plan year 2003) during fiscal year 2003 and approximately $22 million in 2004 (which represents the balance of the funding obligation for plan

PILLOWTEX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands)

year 2003). Actual requirements for pension funding for the 2003 plan year will be affected by the performance of U.S. equity markets and the Company’s pension fund investments in the fourth quarter of 2002. In addition, unless there is a significant recovery in 2003 in the stock market and more specifically a recovery in the equity asset investments of the plans, the Company anticipates that it would be required to make significant additional cash contributions to its pension plans during the rest of 2004 relating to contribution requirements for plan year 2004, which are measured as of January 1, 2004. The Company is in the process of reviewing its plan assumptions and methodologies to reduce potentially the future cash contribution obligations noted above. For example, the Company has determined that if it adopted an asset valuation smoothing technique for determining cash funding obligations (the “smoothing technique”) for which the Internal Revenue Service (the “I.R.S.”) grants automatic approval, the cash obligation for plan year 2003 would be reduced from $30 million to $17 million (assuming the interest rates and asset valuation at January 1, 2003 are the same as September 30, 2002). The Company’s actuarial consultants advise that a significant number of U.S. companies with defined benefit plans use some method of a smoothing technique. Even though the I.R.S. provides automatic approval for the smoothing technique the Company proposes to adopt, the Company would be required to obtain approval from the Pension Benefit Guaranty Corporation before adopting this method. The Company is in the process of reviewing the smoothing technique as well as other potential changes that could reduce the cash funding obligations of the Company. The Company anticipates that it will seek approval to adopt one or more of these changes to its defined benefit plans in the near future.

Upon each determination of the amount of the contributions required to be made for any fiscal year by the Company in respect of the pension plans, the Company must notify the agent bank (the “Revolver Agent”) under the Exit Revolver Facility of such determination. If the amount required to be contributed is more than $5 million greater than the amount that was required to be contributed for the immediately preceding fiscal year, the Revolver Agent may establish a reserve against availability under the Exit Revolver Facility in an amount equal to the amount of such excess. The Company anticipates that such determination will be made with respect to the 2003 fiscal year during April 2003. The amount required to be contributed to the pension plans for the 2002 fiscal year is $10.6 million. Consequently, to the extent that on such determination date the amount required to be contributed to the pension plans for the 2003 fiscal year exceeds $15.6 million, the Revolver Agent will be entitled to establish a reserve in such amount. Based on the estimates provided above of the contributions required for fiscal year 2003, the Revolver Agent would have the option to establish a reserve during 2003 for approximately $15 million if no changes are made to the pension plans. If the smoothing technique discussed above is adopted and approved, this reserve would be approximately $2 million. The creation of such a reserve would result in a corresponding reduction in the availability under the Exit Revolver Facility.

Financial Statement Impact

The Company may be required to reflect a significant increase in its additional minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by the Company’s pension plans. Such an increase in the additional minimum liability would be a non-cash adjustment that would be reflected as an increase in pension liability with an offsetting charge to stockholders’ deficit (net of income tax) included in accumulated other comprehensive income (loss) and an intangible asset. Assuming that asset valuations and interest rates at December 28, 2002 do not change from September 30, 2002 and using actuarial financial accounting assumptions that reflect current market conditions, the Company estimates that such additional adjustment would be approximately $79 million. There will be no impact of such adjustment on the 2002 pension costs included in the Company’s operating results. The ultimate amount of such additional adjustment cannot be determined until actuarial valuations of the pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” have been performed as of December 28, 2002.

The Company also anticipates that the decline in the value of the pension plans’ assets will increase pension costs reflected in its 2003 operating results by approximately $10 million, assuming that no improvement occurs during the balance of 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report, and with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Pillowtex Corporation, a Texas corporation (“Old Pillowtex”), as filed with the Securities and Exchange Commission (Commission File No. 1-11756) for the fiscal year ended December 29, 2001. Pillowtex Corporation, a Delaware corporation, is referred to herein as “Pillowtex” or “Parent” and, together with its subsidiaries, as the “Company.”

Chapter 11 Proceedings and Reorganization

On November 14, 2000 (the “Petition Date”), Old Pillowtex and substantially all of its domestic subsidiaries (collectively with Old Pillowtex, the “Debtors”), including Fieldcrest Cannon, Inc. (“Fieldcrest Cannon”), filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The chapter 11 cases for the Debtors (the “Chapter 11 Cases”) were jointly administered for procedural purposes. From the Petition Date until May 24, 2002, the Debtors operated their businesses as debtors-in-possession pursuant to the Bankruptcy Code. On May 2, 2002, Old Pillowtex announced that the Bankruptcy Court had confirmed the Debtors’ Second Amended Joint Plan of Reorganization, with certain modifications (as so modified, the “Plan”). On May 24, 2002 (the “Effective Date”), the Plan became effective and the Debtors successfully emerged from their chapter 11 bankruptcy proceedings.

Pursuant to the Plan, the following transactions were completed on or about the Effective Date:

•	all of Old Pillowtex’s issued and outstanding common stock and preferred stock were cancelled without consideration;

•	Old Pillowtex merged with and into Pillowtex, a wholly-owned Delaware subsidiary of Old Pillowtex, with Pillowtex as the surviving corporation (the “Merger”);

•
certain indebtedness of the Debtors was cancelled in exchange for cash, common stock, par value $0.01 per share, of Pillowtex (“Common Stock”), and/or warrants to purchase shares of Common Stock (“Warrants”);

•
designated post-petition loans having an aggregate principal amount of $150 million were cancelled in exchange for the issuance by Pillowtex of $150 million aggregate principal amount of notes under a new secured term loan (the “Exit Term Loan”) (the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million (see note 4 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report));

•	executory contracts or unexpired leases to which any Debtor was a party were assumed, assumed and assigned, or rejected;

•	industrial revenue bonds in the aggregate principal amount of $11.4 million were reinstated;

•	members of the boards of directors and officers of Pillowtex and the reorganized Debtor subsidiaries were elected and began serving their respective terms; and

•	the overall corporate structure was simplified through the restructuring and dissolution of certain of Old Pillowtex’s subsidiaries.

On the Effective Date, (a) 18,600,000 shares of Common Stock and Warrants initially exercisable to purchase 3,529,412 shares of Common Stock were issued for distribution in respect of claims against the Debtors, (b) 3,529,412 shares of Common Stock were reserved for issuance upon the exercise of Warrants, and (c) 1,400,000 shares of Common Stock were reserved for issuance in satisfaction of awards under the Pillowtex Corporation 2002 Equity Incentive Plan (the “Equity Incentive Plan”), which was implemented in accordance with the terms of the

Plan. In addition, on the Effective Date, Pillowtex entered into a three-year $200 million senior secured asset-based non-amortizing revolving credit facility, including a $60 million letter of credit sub-facility (the “Exit Revolver Facility”) with Congress Financial Corporation as agent for a syndicate of lenders. See “- Liquidity and Capital Resources” below and note 4 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report for a more detailed description of the Exit Revolver Facility.

Critical Accounting Policies

Management considers certain accounting policies related to sales returns and allowances, inventory, and impairment of long-lived assets to be “critical” because they have a significant impact in portraying the Company’s financial condition and results of operations and require management’s most difficult, subjective, and complex judgments due to the need to make estimates about the effects of matters that are inherently uncertain.

Sales returns and allowances require management to estimate the eventual expense of all returns and other sales allowances for products shipped and recorded in net sales each period. Management bases its estimate of the expense to be recorded each period on historical returns and allowance levels. At September 28, 2002, a reserve of $7.5 million was recorded and included as an allowance against trade accounts receivable. This allowance includes $2.0 million for returns and allowances not yet claimed by customers, but which management believes is necessary based on historical deduction levels. Management does not believe the likelihood is significant that materially higher deduction levels will result given its experience with the sales and returns deduction activities of its customers in the past few years.

Inventory requires management to estimate the net realizable value of the Company’s obsolete and slow moving inventory at the end of each period. Management bases its net realizable value estimate on the actual proceeds received for similar inventory items in the most recent three-month period in the Company’s Bed and Bath Division and a review of the age of inventory on hand in its Pillow and Pad Division. The Company’s determination of the net realizable value of inventory assumes that approximately 35% of the cost of obsolete and slow moving inventory is recovered. Based on experiences in the past few years with selling obsolete and slow moving inventory to various promotional and alternative markets, management does not believe the likelihood is significant that materially higher inventory write-downs due to obsolescence are required.

If the assumptions made by management in estimating sales returns and allowances and inventory obsolescence do not reflect the actual expenses to be incurred, net sales and gross profit could be significantly impacted.

When management determines that a long-lived asset has been impaired, an estimate of the fair value is required. The methodology used to determine fair value depends on whether the asset will continue to be used in the business or will be sold. Assets held for sale are recorded at their estimated fair values. Management bases its estimate of the fair value on available information from the sale of similar assets in similar locations and appraisals as well as economic conditions. Given the significant number of recent plant closures in the textile industry in the geographic areas where the Company operates, the likelihood is remote that historical sales levels will be achieved, and management attempts to take this into consideration when determining fair values. Management continually reviews its fair value estimates and records further impairment charges for assets held for sale when management determines, based on new and reliable information, that such charges are appropriate. At September 28, 2002, the Company had $18.5 million in assets held for sale, of which $12.6 million relates to real property and $5.9 million relates to machinery and equipment. While management has exercised its good faith business judgment in determining such amounts, based on the fluctuations in fair values for transactions completed in 2001 and 2002 and the adjustments recorded during fiscal 2001, management believes it is reasonably possible that the Company will not fully recover these balances and that additional impairment charges may be required in subsequent periods.

Fresh Start Reporting and Factors Affecting Comparability of Financial Information

The Debtors emerged from their chapter 11 bankruptcy proceedings on May 24, 2002. However, for financial reporting purposes, the Company deemed the Effective Date of the Plan to have occurred on June 1, 2002. Fresh start reporting has been implemented as of June 1, 2002, and accordingly, at such date all assets and liabilities were restated to reflect their respective fair values. See note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report for a discussion of the fresh start adjustments. For financial reporting purposes, references to “Predecessor” refer to Old Pillowtex and its subsidiaries on and prior to May 24, 2002 and Pillowtex and its subsidiaries from May 24, 2002 through June 1, 2002, and references to “Successor” refer to Pillowtex and its subsidiaries on and after June 1, 2002, after giving effect to the implementation of fresh start reporting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements. However, for purposes of discussion of the results of operations, the four months ended September 28, 2002 (Successor) have been combined with the five months ended June 1, 2002 (Predecessor) and compared with the nine months ended September 29, 2001 (Predecessor).

Results of Operations

Amounts paid to customers for co-operative advertising and marketing were classified as a reduction to net sales beginning on December 30, 2001. Prior to fiscal 2002, these amounts were classified in selling, general, and administrative expenses. Approximately $5.1 million and $14.9 million have been reclassified from selling, general, and administrative expenses as a reduction to net sales in the three months and nine months ended September 29, 2001, respectively, to conform to the 2002 presentation. See “- New Accounting Standards” below.

The operating results of the Company’s segments are disclosed in note 7 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

The following table shows the combined 2002 periods in comparison to the corresponding 2001 periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	$242,528	266,316	693,869	772,541
Cost of goods sold	223,850	258,962	661,082	769,033

Gross profit	18,678	7,354	32,787	3,508
Selling, general, and administrative expenses	22,645	16,244	53,344	50,951
Impairment of long-lived assets	—	3,085	31,111	23,170
Restructuring charges	365	26	4,598	6,491
Interest expense	4,948	14,942	23,217	50,318
Reorganization items	—	4,590	(398,651)	25,755
Income tax benefit	—	—	(7,157)	—

Income (loss) from continuing operations	(9,280)	(31,533)	326,325	(153,177)
Loss from discontinued operations	—	(12,155)	—	(19,414)

Net income (loss)	$(9,280)	(43,688)	326,325	(172,591)

Net Sales.    Net sales were $242.5 million for the three-month period ended September 28, 2002, a decrease of $23.8 million or 8.9% from the comparable three-month period ended September 29, 2001. Net sales for the nine-month period ended September 28, 2002 were $693.9 million, a decrease of $78.7 million or 10.2% from the comparable nine-month period ended September 29, 2001. The sales decrease in the three-month period ended September 28, 2002 is due to lower selling prices and lower sales volume caused by increased competitive pressures from both domestic and international competitors and a weaker than expected retail environment. In addition to the sales decrease experienced in the three-month period ended September 28, 2002, the non-renewal of a Ralph Lauren licensing agreement on June 30, 2001 contributed $28 million to the sales decrease in the nine-month period ended September 28, 2002. The remaining decrease for the nine-month period ended September 28, 2002 is primarily attributable to the one-time inventory liquidation in 2001. A charge had been taken in December 2000 to reduce certain inventories to net realizable value. Sales of these products were $29 million in the nine-month period ended September 29, 2001. The Company anticipates that the difficult competitive environment and slowdown in retail sales will continue to adversely affect net sales for the foreseeable future.

Gross Profit.    Gross profit increased $11.3 million from $7.4 million in the three-month period ended September 29, 2001 to $18.7 million in the three-month period ended September 28, 2002. For the nine-month period ended September 28, 2002, gross profit was $32.8 million, an increase of $29.3 million, compared to a gross profit of $3.5 million in the nine-month period ended September 29, 2001. For the three-month period ended September 28, 2002, the increase is primarily due to lower depreciation expense resulting from a revaluation of fixed assets performed in conjunction with fresh start reporting and reduced operating lease costs due to the Company’s emergence from its chapter 11 bankruptcy proceedings in May 2002. In addition to the cost savings realized during the quarter, the gross profit increase experienced in the nine-month period ended September 28, 2002 is also attributable to lower overhead costs resulting from a manufacturing rationalization plan and reduced material costs and natural gas prices. These savings have been partially offset by operating inefficiencies experienced due to the relocation of certain manufacturing operations required by facility closures. During 2002, the towel finishing operations in Columbus, Georgia and Phenix City, Alabama and the Pillow and Pad automated sewing line facility in Dallas, Texas were closed. The operations at these facilities were either transferred to existing facilities or sourced from other vendors. While the Company has experienced improvements in gross profit in comparison to the prior year periods, the Company anticipates that it will continue to experience a shift to a lower-margin mix of products, which will adversely impact operating results for the foreseeable future.

Selling, General, and Administrative (“SG&A”) Expenses.    SG&A expenses increased $6.4 million from $16.2 million in the three-month period ended September 29, 2001 to $22.6 million in the three-month period ended September 28, 2002. SG&A expenses increased $2.4 million from $50.9 million in the nine-month period ended September 29, 2001 to $53.3 million in the nine-month period ended September 28, 2002. For the three-month period ended September 28, 2002, the increase in SG&A expenses is primarily due to costs associated with a national advertising campaign and approximately $4 million of non-recurring costs related to executive management changes that took place during the quarter. These increases have been partially offset by lower depreciation expense due to the revaluation of fixed assets in conjunction with fresh start reporting and lower amortization expense due to the adoption of SFAS No. 142. SFAS No. 142 was adopted on December 30, 2001 and requires that goodwill and intangible assets with indefinite lives no longer be amortized (see “- New Accounting Standards” below). As a result, no amortization on its goodwill and trademarks has been recorded during 2002, which reduced SG&A expenses by $1.5 million and $4.7 million for the three-month and nine-month periods ended September 28, 2002, respectively. For the nine-month period ended September 28, 2002, the increases in SG&A expenses in the third quarter of 2002 were partially offset by a $2.2 million gain recognized on the termination of an excess benefit plan provided for certain employees and former employees recognized in the second quarter of 2002.

Restructuring Charges.    During the three-month and nine-month periods ended September 28, 2002, restructuring charges of $0.4 million and $4.6 million, respectively, were recorded for severance and related benefits for the approximately 1,079 employees terminated by the closures of the facilities discussed above. The facilities closed during June and July 2002. During the nine months ended September 29, 2001, a restructuring charge of $6.5 million was recorded, related to facility closures at four locations.

Impairment of Long-lived Assets.    A charge for impairment of long-lived assets of $31.1 million was incurred during the nine months ended September 28, 2002 for assets located at the Columbus, Georgia and Phenix City, Alabama facilities. The charge consists of $9.0 million for real property and $22.1 million for machinery and equipment. During the three-month and nine-month periods ended September 29, 2001, charges for impairment of long-lived assets of $3.1 million and $23.2 million, respectively, were incurred primarily relating to facilities closed in 2001.

Interest Expense.    Interest expense decreased $10.0 million from $14.9 million in the three-month period ended September 29, 2001 to $4.9 million in the three-month period ended September 28, 2002. Interest expense decreased $27.1 million from $50.3 million in the nine-month period ended September 29, 2001 to $23.2 million in the nine-month period ended September 28, 2002. The decreases are primarily due to a decrease in the amount of debt outstanding due to the Company’s emergence from its chapter 11 bankruptcy proceedings in May 2002 and a decrease in interest rates. The average interest rate decreased from 8.4% for the nine-month period ended September 29, 2001 to 5.9% for the nine-month period ended September 28, 2002.

Reorganization Items.    A gain of $398.7 million was recognized in the nine-month period ended September 28, 2002. The gain was due to the gain recognized on the cancellation of pre-petition liabilities upon emergence, offset by fresh start adjustments.

Discontinued Operations.    The loss from operations of the Blanket Division was $8.9 million and $16.2 million for the three-month and nine-month periods ended September 29, 2001, respectively. The loss on disposal of the Blanket Division incurred in September 2001 was $3.3 million.

Liquidity and Capital Resources

Exit Revolver Facility

As discussed above and in note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report, the Company entered into the Exit Revolver Facility on the Effective Date. The Exit Revolver Facility is a three-year $200 million senior secured asset-based non-amortizing revolving credit facility, including a $60 million letter of credit sub-facility. Parent and certain of its domestic subsidiaries are borrowers under the Exit Revolver Facility, and Parent’s other domestic and Canadian subsidiaries are guarantors thereunder. The availability of borrowings under the Exit Revolver Facility generally is based on a percentage of eligible accounts receivable and eligible inventory, subject to certain reserves that can be established by the lender. For discussion of a potential reserve against availability that could be established in 2003, see “- Pension Plans” below. In addition, the borrowers may, at their option, borrow up to a maximum principal amount of $10 million as part of the $200 million facility based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. Any such loan would be partially amortized over the remaining term of the Exit Revolver Facility. The Exit Revolver Facility is secured by a pledge of the stock of the subsidiaries, a first priority lien on the accounts receivable, inventory, and trademarks, as well as certain real property and equipment, of the borrowers and guarantors and a second priority lien on the primary collateral that secures the Exit Term Loan.

All borrowings under the Exit Revolver Facility bear interest at an annual rate equal to, at Parent’s option, the lender’s prime rate or the prevailing adjusted Eurodollar rate, in either case plus a specified margin determined based on the amount of excess availability and the Company’s leverage ratio. The average interest rate on the Exit Revolver Facility was 4.7% for the four months ended September 28, 2002. The Exit Revolver Facility includes an unused commitment fee of either 3/8% or 1/2% per annum (depending on excess availability and the leverage ratio), a servicing fee of $5,000 per month, a letter of credit fee of 2 1/2% per annum on the daily outstanding balance of letters of credit issued under the Exit Revolver Facility, an early termination fee in an amount equal to 1/2% of the amount of the maximum credit if the Exit Revolver Facility is terminated in whole prior to its maturity, and a reduction fee in an amount equal to 1/2% of the reduction of the maximum credit if the Company reduces the maximum credit in part at the time of any such reduction.

The Exit Revolver Facility contains a number of negative covenants, which restrict, among other things, Pillowtex’s ability to incur additional debt, pay dividends or make other restricted payments, sell stock of Pillowtex or any of its subsidiaries, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, effect mergers, consolidations, and dissolutions, prepay and refinance debt, and make certain changes in its business. The Exit Revolver Facility also establishes a minimum earnings threshold that applies at any time excess availability is less than $35 million. For discussion of a potential reserve against availability that could be established in 2003, see “- Pension Plans” below.

As of September 28, 2002, $93.6 million was outstanding under the Exit Revolver Facility and outstanding letters of credit under the Exit Revolver Facility aggregated $28.8 million. Availability as of September 28, 2002 was $78.8 million.

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

The Exit Term Loan bears interest at a fixed rate of 10% per annum, payable on the last day of March, June, September, and December, which commenced on September 30, 2002. In addition to scheduled payments of principal on the last day of June and December, commencing December 31, 2002, Pillowtex is required to prepay the Exit Term Loan (i) with the net cash proceeds from the sale of certain assets, and (ii) commencing March 31, 2004 and on each March 31 thereafter (subject to the minimum excess availability requirements contained in the Exit Revolver Facility), with 50% of the excess cash flow, if any, for the preceding fiscal year.

The Exit Term Loan also contains a number of negative covenants, which restrict, among other things, Pillowtex’s ability to incur additional debt, pay dividends or make other restricted payments, sell stock of subsidiaries, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions, prepay debt, and make certain changes in its business, to adopt newly-issued generally accepted accounting standards as appropriate and new tax requirements as they are enacted. The Exit Term Loan requires compliance with a maximum leverage ratio and a minimum interest coverage ratio. Effective September 27, 2002, the Exit Term Loan was amended to add an asset coverage ratio test and a minimum availability requirement under the Exit Revolver Facility, which covenants will be measured at the end of each fiscal month for the remainder of fiscal year 2002. The amendment also included a waiver of compliance by the Company with the maximum leverage ratio and minimum interest coverage ratio covenants for the third quarter of the 2002 fiscal year. The Company has also agreed in the amendment to provide to its term loan lenders by November 27, 2002, revised financial projections for fiscal years 2003, 2004 and 2005. The Company anticipates that it will be unable to comply with the covenants, as currently written, at the end of the fourth quarter 2002. While the Company anticipates that the revised projections to be delivered by November 27, 2002 will serve as the basis for negotiations with the term loan lenders for amending the financial covenants contained in the Exit Term Loan effective as of the end of the fourth quarter of 2002 and for future periods, the Company can provide no assurances that it will be able to amend the covenants in the Exit Term Loan upon terms that are acceptable to the Company.

A failure to comply with any of the covenants contained in the Exit Term Loan would result in an event of default under the Exit Term Loan. Upon the occurrence of an event of default, the term loan lenders would be entitled to declare all amounts outstanding under the Exit Term Loan, including accrued interest and other obligations, to be immediately due and payable, and the term loan lenders would be entitled to proceed against the collateral granted to them to secure the Exit Term Loan. In these circumstances, cross-defaults could occur under the documents governing the Company’s other outstanding debt. Pursuant to the terms of the Exit Revolver Facility, a default by the Company of the financial covenants set forth in the Exit Term Loan will be deemed an event of default under the Exit Revolver Facility if such default continues for more than sixty (60) days and is not waived in writing by or on behalf of the term loan lenders. If the Company fails to comply with any of the covenants in the Exit Term Loan, the Company would anticipate seeking to obtain appropriate waivers or amendments, but there can be no assurance that the Company would be able to obtain such waiver or amendment. If an event of default occurs and the Company is unable to obtain appropriate waivers or amendments, the Company’s lenders would be entitled to exercise their remedies under the Company’s respective debt instruments, and the Company would no longer have access to borrowings under the Exit Revolver Facility, one of its principal sources of liquidity. In such event, the Company can provide no assurance that alternative financing would be available on terms acceptable to the Company. If these developments were to occur, the Company would have to consider pursuing appropriate restructuring options.

Upon emergence from bankruptcy, the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million utilizing borrowings under the Exit Revolver Facility. Under the Exit Term Loan, Parent has paid or will pay an annual administrative fee of $150,000 on the Effective Date and each anniversary thereof. As of September 28, 2002, $109.6 million was outstanding under the Exit Term Loan.

Industrial Revenue Bonds

The Company presently has obligations in respect of two industrial revenue bond facilities that were reinstated on the Effective Date (the “IRB Facilities”). One of the IRB Facilities is secured by liens on specified plants and equipment and by a letter of credit. The other IRB Facility is secured by a letter of credit. As of September 28, 2002, approximately $11.4 million of bonds in the aggregate were outstanding under the IRB Facilities.

Pension Plans

The assets of the Company’s defined benefit pension plans, like numerous other companies’ similar plans, are, to a substantial degree, invested in the capital markets and managed by third party investment advisors. Given the year-to-date performance of the capital markets, it is likely that, barring a material improvement in the capital markets during the remainder of 2002, the actual return will be materially less than the assumed expected return determined at December 29, 2001. The anticipated impact on the December 28, 2002 consolidated balance sheet and fiscal 2003 operating results and cash flows are discussed below.

Cash Funding Impact

The pension funding method used allows for such impacts described above to be spread over five years. Increases in post-2002 pension cash funding requirements will occur, however, if the performance of the capital markets in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of any such increases could be material. Based on the January 1, 2002 actuarial valuation of the Company’s pension plans, a cash funding payment of $10.6 million for plan year 2002 will be required in September 2003. This amount has been reclassified from noncurrent liabilities to accrued expenses in the consolidated balance sheet as of September 28, 2002 included elsewhere in this Quarterly Report. Under current plan assumptions and assuming that asset valuations and interest rates at January 1, 2003 do not change from September 30, 2002, the Company would be required to make estimated cash contributions to its pension plans of approximately $19 million (which includes the $10.6 million for plan year 2002 and an estimated $8 million for plan year 2003) during fiscal year 2003 and approximately $22 million in 2004 (which represents the balance of the funding obligation for plan year 2003). Actual requirements for pension funding for the 2003 plan year will be affected by the performance of U.S. equity markets and the Company’s pension fund investments in the fourth quarter of 2002. In addition, unless there is a significant recovery in 2003 in the stock market and more specifically a recovery in the equity asset investments of the plans, the Company anticipates that it would be required to make significant additional cash contributions to its pension plans during the rest of 2004 relating to contribution requirements for plan year 2004, which are measured as of January 1, 2004. The Company is in the process of reviewing its plan assumptions and methodologies to reduce potentially the future cash contribution obligations noted above. For example, the Company has determined that if it adopted an asset valuation smoothing technique for determining cash funding obligations (the “smoothing technique”) for which the Internal Revenue Service (the “I.R.S.”) grants automatic approval, the cash obligation for plan year 2003 would be reduced from $30 million to $17 million (assuming the interest rates and asset valuation at January 1, 2003 are the same as September 30, 2002). The Company’s actuarial consultants advise that a significant number of U.S. companies with defined benefit plans use some method of a smoothing technique. Even though the I.R.S. provides automatic approval for the smoothing technique the Company proposes to adopt, the Company would be required to obtain approval from the Pension Benefit Guaranty Corporation before adopting this method. The Company is in the process of reviewing the smoothing technique as well as other potential changes that could reduce the cash funding obligations of the Company. The Company anticipates that it will seek approval to adopt one or more of these changes to its defined benefit plans in the near future.

Upon each determination of the amount of the contributions required to be made for any fiscal year by the Company in respect of the pension plans, the Company must notify the agent bank (the “Revolver Agent”) under the Exit Revolver Facility of such determination. If the amount required to be contributed is more than $5 million greater than the amount that was required to be contributed for the immediately preceding fiscal year, the Revolver Agent may establish a reserve against availability under the Exit Revolver Facility in an amount equal to the amount of such excess. The Company anticipates that such determination will be made with respect to the 2003 fiscal year during April 2003. The amount required to be contributed to the pension plans for 2002 fiscal year is $10.6 million. Consequently, to the extent that on such determination date the amount required to be contributed to the pension plans for the 2003 fiscal year exceeds $15.6 million, the Revolver Agent will be entitled to establish a reserve in such amount. Based on the estimates provided above of the contributions required for fiscal year 2003, the Revolver Agent would have the option to establish a reserve during 2003 for approximately $15 million if no changes are made to the pension plans. If the smoothing technique discussed above is adopted and approved, this reserve would be approximately $2 million. The creation of such a reserve would result in a corresponding reduction in the availability under the Exit Revolver Facility.

Financial Statement Impact

The Company may be required to reflect a significant increase in its additional minimum pension liability in its year-end financial statements as a result of a decline in the value of the assets held by the Company’s pension plans. Such increase in the additional minimum liability would be a non-cash adjustment that would be reflected as an increase in pension liability with an offsetting charge to stockholders’ deficit (net of income tax) included in accumulated other comprehensive income (loss) and an intangible asset. Assuming that asset valuations and interest rates at December 28, 2002 do not change from September 30, 2002 and using actuarial financial accounting assumptions that reflect current market conditions, the Company estimates that such additional adjustment would be approximately $79 million. There will be no impact of such adjustment on the 2002 pension costs included in the Company’s operating results. The ultimate amount of such additional adjustment cannot be determined until actuarial valuations of the pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” have been performed as of December 28, 2002.

The Company also anticipates that the decline in the value of the pension plans’ assets will increase pension costs reflected in its 2003 operating results by approximately $10 million, assuming that no improvement occurs during the balance of 2002.

Adequacy of Capital Resources

The Company’s principal sources of liquidity will be cash flows from operations and borrowings under the Exit Revolver Facility. Based on current and anticipated levels of operations, the Company believes that cash flows from operations, together with amounts available under the Exit Revolver Facility, will be adequate to meet the Company’s anticipated cash requirements for the remainder of 2002, including debt service requirements and planned capital expenditures.

The Company cannot be certain, at this time, of the exact amount of contributions that it will be required to make to the pension plans during 2003 and 2004, and the additional reserves (which reduce availability under the Exit Revolver Facility) that could be established by the Revolver Agent. For discussion of a potential reserve against availability that could be established in 2003, see “—Pension Plans” above. After taking into consideration the range of projections of cash flows from operations, anticipated capital expenditures, debt principal repayment requirements, anticipated pension plan cash funding payments, and such potential additional reserves in 2003, the Company can provide no assurances that the excess availability under the Exit Revolver Facility will not drop below $35 million.

The Company does not believe that it would be able to comply with the minimum earnings threshold contained in its Exit Revolver Facility, which would become effective in this event. As a result of these factors, coupled with the uncertainties as to the results of future negotiations with the Company’s term loan lenders as to revised financial covenants, the Company can provide no assurances that it will have adequate financial resources to meet its anticipated cash requirements for 2003 and future periods. If the Company is unable to comply with the minimum earnings threshold contained in the Exit Revolver Facility, the Company would anticipate seeking to obtain appropriate waivers or amendments, but there can be no assurance that the Company would obtain any such waiver or amendment. If an event of default occurs and the Company is unable to obtain appropriate waivers or amendments, the Company’s lenders would be entitled to exercise their remedies under the Company’s respective debt instruments, and the Company would no longer have access to borrowings under the Exit Revolver Facility, one of its principal sources of liquidity. In such event, the Company can provide no assurance that alternative financing would be available on terms acceptable to the Company. If these developments were to occur, the Company would have to consider pursuing appropriate restructuring options.

In the event that the Company’s borrowing base, comprised of a percentage of eligible accounts receivable and eligible inventory after reserves, becomes insufficient to support additional borrowing under the Exit Revolver Facility, the borrowers thereunder have the option of borrowing up to a maximum principal amount of $10 million

(as part of the overall $200 million commitment) based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. However, since the amount of any such loan is dependent on the appraised value of such real property and equipment at the time the option is exercised by the borrowers, no assurance can be given as to the amount of additional borrowing that would actually be available to the borrowers in such circumstances. In the event that cash flows, together with available borrowings under the Exit Revolver Facility, were not sufficient to meet the Company’s cash requirements, the Company would be required to obtain alternative financing or reduce planned capital expenditures. The Company can provide no assurance that alternative financing would be available on acceptable terms, especially in light of the fact that, except for miscellaneous real property and equipment, substantially all of the Company’s existing assets are pledged as collateral for the Exit Term Loan, Exit Revolver Facility, IRB Facilities, and capital lease obligations, or that reductions in planned capital expenditures would be sufficient to cover any cash shortfalls. Accordingly, the Company’s ability to respond to changing business and economic conditions and to secure additional financing, if needed, is significantly restricted.

Contractual Obligations and Commercial Commitments

The following table contains the contractual cash obligations outstanding under long-term debt, for which this table comprises the Exit Term Loan, IRB Facilities, capital lease obligations, and operating leases as of September 28, 2002 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	During remainder of 2002	2003- 2004	2005- 2006	After 2006
Long-term debt	$120,984	557	13,073	22,272	85,082
Capital lease obligations	21,950	1,245	10,728	9,069	908
Operating lease obligations	14,480	973	7,024	3,880	2,603
Cotton purchase commitments	35,208	9,229	25,979	—	—

Total contractual cash obligations	$192,622	12,004	56,804	35,221	88,593

Other commercial commitments outstanding as of September 28, 2002 are as follows (dollars in thousands):

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	During Remainder of 2002	2003- 2004	2005- 2006	After 2006
Line of credit	$93,572	—	—	93,572	—
Standby letters of credit	27,840	—	1,397	26,443	—
Commercial letters of credit	2,388	2,388	—	—	—

Total commercial commitments	$123,800	2,388	1,397	120,015	—

New Accounting Standards

The Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”) issued EITF No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future”, and EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (collectively, the “EITFs”), which address various aspects of accounting for consideration given by a vendor to a customer or a reseller of products. The provisions of the EITFs were adopted as of the beginning of fiscal 2002, which commenced December 30, 2001. The EITFs require all consideration paid to customers to be classified as a reduction to net sales. Prior to December 30, 2001, amounts paid to customers for co-operative advertising and marketing were classified in selling, general, and administrative expenses. As a result of adopting the provisions of EITF No. 00-25, $5.1 million and $14.9 million of selling, general, and administrative expenses have been reclassified as a reduction to net sales for the three months and nine months ended September 29, 2001, respectively.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. SFAS No. 142 was adopted as of December 30, 2001. The Company has restated its intangible assets to their estimated fair values on June 1, 2002, in conjunction with fresh start reporting. See note 1 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report.

The loss applicable to common stockholders and pro forma loss applicable to common stockholders for the three months and nine months ended September 29, 2001, adjusted to eliminate historical amortization of goodwill and intangibles with indefinite lives, are as follows:

	Predecessor
	Three Months Ended September 29, 2001	Nine Months Ended September 29, 2001
Loss applicable to common stockholders—as reported	$(48,292)	(184,591)

Loss applicable to common stockholders—pro forma	$(46,763)	(179,918)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 also retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 is not applicable to goodwill and intangible assets with indefinite lives. Rather, goodwill and intangible assets with indefinite lives are evaluated for impairment under SFAS No. 142.

The provisions of SFAS No. 144 were adopted as of December 30, 2001. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the consolidated financial statements because the impairment assessment requirements under SFAS No. 144 are largely unchanged from SFAS No. 121.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145, among other things, prohibits the classification of gains and losses from extinguishment of debt as extraordinary unless they meet the criteria defined in Opinion 30. The provisions of SFAS No. 145 were adopted upon the Statement’s issuance, and as such, the gain recognized by Old Pillowtex on the extinguishment of debt resulting from the emergence from the chapter 11 bankruptcy proceedings has been classified as a reorganization item.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Restatement of previously issued financial statements is not permitted.

Cautionary Statement Regarding Forward-Looking Statements

This filing contains certain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the Company’s management. Because such forward-looking statements are subject to various risks and uncertainties, actual results are likely to, and may materially, differ from those expressed in or implied by such statements. Many of the factors that will determine these results are beyond the Company’s ability to control or predict. Factors that could adversely affect the Company’s future results and could cause results to differ materially from those expressed in or implied by such forward-looking statements include, among others: (a) the restrictions on the conduct of the Company’s business as a result of the provisions contained in the Exit Revolving Facility and Exit Term Loan and uncertainties as to the results of future negotiations with the Company’s term loan lenders as to revised financial covenants; (b) the Company’s dependence on specific raw materials; (c) the effects of adverse retail industry conditions; (d) the Company’s dependence on specific brand names; (e) the continuation of difficult competitive conditions and competitive pressures arising from domestic and foreign competitors; (f) the continued shift to lower margin products; (g) the uncertainties related to potential funding obligations for the Company’s pension plans; (h) the risks related to loss of material customers; (i) the risks related to changes in vendor supply arrangements; (j) the risks related to organized labor; (k) the seasonality of the Company’s businesses, and (l) the difficulties in attracting and retaining personnel. For further discussion of such risks, see “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in Old Pillowtex’s Annual Report on Form 10-K for its fiscal year ended December 29, 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pillowtex is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. Pillowtex’s exposure to interest rate risk consists of floating rate debt based on the prime rate or Eurodollar rate, plus an adjustable margin. The annual impact on the Company’s results of operations of a 100 basis point interest rate change on the September 28, 2002 outstanding balance of the variable debt would be approximately $1 million. Pillowtex’s exposure to fluctuations in foreign currency exchange rates is due primarily to a foreign subsidiary domiciled in Canada. Pillowtex’s Canadian subsidiary uses the Canadian dollar as its functional currency. Pillowtex generally does not use financial derivative instruments to hedge foreign currency exchange rate risks. The Canadian subsidiary is not material to Pillowtex’s consolidated results of operations.

ITEM 4.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of Pillowtex’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Pillowtex’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that all material information required to be filed in this quarterly report has been made known to them on a timely basis.

(b)  Changes in internal controls. There were no significant changes in Pillowtex’s internal controls, or in other factors that could significantly affect Pillowtex’s internal controls, subsequent to the most recent evaluation of internal controls performed by the Company.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

None.

(b	)	Reports on Form 8-K

During the quarter ended September 28, 2002, Pillowtex filed the following Current Reports on Form 8-K:

Current Report on Form 8-K, dated August 13, 2002 and filed August 13, 2002, reporting information under “Item 9. Regulation FD Disclosure” regarding the certifications made by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied Pillowtex’s Quarterly Report on Form 10-Q for the period ended June 29, 2002.

Current Report on Form 8-K, dated September 24, 2002 and filed September 25, 2002, reporting information under “Item 5. Other Events” regarding an amendment to the Company’s Term Loan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 12, 2002	PILLOWTEX CORPORATION (Registrant)

	By:	/s/ Michael R. Harmon
Michael R. Harmon Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, David A. Perdue, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pillowtex Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ David A. Perdue
David A. Perdue Chief Executive Officer

I, Michael R. Harmon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pillowtex Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Michael R. Harmon
Michael R. Harmon Executive Vice President and Chief Financial Officer