Form 10-K
period 2002-12-31
PILLOWTEX CORP
filed 2003-03-28
CIK 896265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2002

OR

☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from               to

Commission File Number 000-49835

PILLOWTEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-2147728 (I.R.S. Employer Identification No.)

One Lake Circle Drive, Kannapolis, North Carolina (Address of Principal Executive Offices)	28081 (Zip Code)

Registrant’s telephone number, including area code: (704) 939-2000

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 28, 2002 was $115,133,421.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of March 20, 2003, Registrant had 19,095,215 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Unless the context otherwise requires, references to “Pillowtex” or the “Company” include Pillowtex Corporation, a Delaware corporation, and its subsidiaries. Pillowtex’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and any amendments to the foregoing, are available free of charge on the Company’s website at www.pillowtex.com, as soon as reasonably practicable after the Company files such material with the SEC.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include statements identified by the use of the words “will,” “would,” “could,” “should,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” or similar expressions and other statements that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such statements. Factors that could cause the Company’s actual results in future periods to differ materially from those expressed in or implied by such statements include, but are not limited to, the following:

•         Pillowtex’s consolidated financial statements included elsewhere in this Annual Report have been prepared assuming Pillowtex will continue as a “going concern,” even though there is substantial doubt about Pillowtex’s ability to continue as a “going concern” due to the uncertainties as to the results of future negotiations with the Company’s revolver and term loan lenders as to revised financial covenants and therefore as to the adequacy of the Company’s financial resources to meet its anticipated cash requirements for the second half of 2003 and future periods.

•         The Company’s ongoing review of its strategic alternatives, which may include a sale of the business, sales of assets or restructuring options, which could include a bankruptcy proceeding.

•         The restrictions on the conduct of the Company’s business as a result of the provisions contained in the Exit Revolver Facility and Exit Term Loan and uncertainties as to the results of future negotiations with the Company’s revolver and term loan lenders as to revised financial covenants.

•         The Company’s access to capital markets will be limited for the foreseeable future.

•         The Company could have difficulty in attracting and retaining customers, top management, and other key personnel and labor as a result of its financial condition.

•         As a result of its financial condition, the Company could have difficulty in maintaining existing or creating new relationships with suppliers or vendors, which may stop providing supplies or services to the Company or provide them only on “cash on delivery,” “cash on order,” or other terms that could have an adverse impact on the Company’s cash flow.

•         The Company faces significant competitive pressures.

•         The price and availability of certain raw materials used by the Company are subject to rapid and significant change.

•         The Company may be affected by changes in general retail industry conditions.

•         The Company’s success may depend in part on the goodwill associated with and protection of the brand names owned by the Company.

Certain of these factors, as well as other such factors, are discussed herein in greater detail under “Item 1. Business - Risk Factors” below. In making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by law.

PART I

ITEM 1.         BUSINESS

General

Founded in 1954, Pillowtex is one of the largest North American designers, manufacturers, and marketers of home textile products. Pillowtex’s extensive product offerings include a full line of utility and fashion bedding and complementary bedroom textile products, as well as a full line of bathroom and kitchen textile products. As a leading supplier across all distribution channels, Pillowtex sells its products to mass merchants, department stores, and specialty retailers. The Company also markets its products to wholesale clubs, catalog merchants, institutional distributors, and international customers and on the Internet.

Pillowtex, through its operating subsidiaries, manufactures and markets its products utilizing established and well-recognized Pillowtex-owned brand names. In addition, through licensing agreements, Pillowtex currently has rights to manufacture and market bedding products under other well-known brand names. The Company also manufactures products for customers under their own brand names.

Pillowtex’s diverse portfolio of top brand names allows it to differentiate Pillowtex’s products from those of its competitors. Pillowtex also provides distinct brand names for different channels of retail distribution and for different price points.

Pillowtex is organized into two major operating divisions: Bed and Bath Division and Pillow and Pad Division. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, towels, bath rugs, and kitchen textile products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads. See note 19 of the notes to the Company’s consolidated financial statements included elsewhere in this Annual Report for financial information regarding segments.

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

•         designated post-petition loans having an aggregate principal amount of $150 million were cancelled in exchange for the issuance by Pillowtex of $150 million aggregate principal amount of notes under a new secured term loan (the “Exit Term Loan”) (the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million (see note 11 to the Company’s consolidated financial statements included elsewhere in this Annual Report for a more detailed description of the Exit Term Loan));

•         executory contracts or unexpired leases to which any Debtor was a party were assumed, assumed and assigned, or rejected;

•         industrial revenue bonds in the aggregate principal amount of $11.4 million were reinstated;

•         members of the boards of directors and officers of Pillowtex and the other reorganized Debtors were elected and began serving their respective terms; and

•         the overall corporate structure was simplified through the restructuring and dissolution of certain of Old Pillowtex’s subsidiaries.

On the Effective Date, (a) 18,600,000 shares of Common Stock and Warrants initially exercisable to purchase 3,529,412 shares of Common Stock were issued for distribution in respect of claims against the Debtors, (b) 3,529,412 shares of Common Stock were reserved for issuance upon the exercise of Warrants, and (c) 1,400,000 shares of Common Stock were reserved for issuance in satisfaction of awards under the Pillowtex Corporation 2002 Equity Incentive Plan (the “Equity Incentive Plan”), which was implemented in accordance with the Plan. In addition, on the Effective Date, Pillowtex entered into a three-year $200 million senior secured asset-based non-amortizing revolving credit facility, including a $60 million letter of credit sub-facility (the “Exit Revolver Facility”) with Congress Financial Corporation as agent for a syndicate of lenders. See note 11 to the Company’s consolidated financial statements included elsewhere in this Annual Report for a more detailed description of the Exit Revolver Facility.

See “- Risk Factors – Pillowtex Faces Uncertainty Regarding The Adequacy Of Its Capital Resources And Has Limited Access to Additional Financing,” and “- Risk Factors – Pillowtex Is Subject To Restrictions On The Conduct Of Its Business” below.

Products

General

Pillowtex has expanded beyond its traditional pillow operations largely through strategic acquisitions, including the 1997 acquisition of Fieldcrest Cannon and the 1998 acquisition of The Leshner Corporation (“Leshner”). As a result of these acquisitions, Pillowtex’s extensive product offerings now include a full line of utility and fashion bedding and complementary bedroom textile products, as well as a full line of bathroom and kitchen textile products.

Bed and Bath and Other Textile Products

Sheets and Other Fashion Bedding. Pillowtex produces a wide variety of sheets, ranging from muslin to the finest 420-thread count 100% Supima® cotton sheets. Its principal brand names for this product line include Cannon®, Fieldcrest®, Royal Velvet®, and Charisma®. Pillowtex’s sheeting strengths include solid color sheets with coordinating decorative bedding accessories. In addition to sheets, Pillowtex’s fashion bedding products consist of matching synthetic fill comforters, comforter covers, and pillow shams along with coordinated ruffled or pleated bed skirts. Retail prices of Pillowtex’s sheets vary widely based on size, thread count, and fabric type.

Towels. Pillowtex’s bathroom textile products include bath, hand, and fingertip towels, washcloths, and bath mats. Royal Velvet®, Fieldcrest®, Cannon®, Charisma®, Royal Velvet Big & Soft®, and St. Mary’s® are well-known, high quality towel brand names. These brand names provide Pillowtex with a strong market position in substantially all key sectors of the North American market. Pillowtex is also recognized as the color leader in the towel industry as it markets 40 colors in its Royal Velvet® franchise. In the marketplace, Pillowtex differentiates its towels by using fine ring spun cotton yarns to produce Royal Velvet® towels and pima and Supima® cotton yarns for Charisma® towels. The towel line includes solid colors, woven stripes, and fancy jacquards, as well as printed towels. Retail prices of Pillowtex’s towels range widely based on, among other things, size, weight, and yarn type.

Bath Rugs. Pillowtex also markets a variety of bath and accent rugs in conjunction with its towel offerings. These products come in a variety of sizes and are marketed under the Royal Velvet®, Cannon®, Fieldcrest®, Royal Family®, and Charisma® brands, as well as under private labels.

Kitchen Products. Pillowtex is a leading manufacturer and marketer of kitchen textile products in North America. Pillowtex’s kitchen products include terry towels, terry dish cloths, waffle weave and flat woven dish cloths, bar mops, utility cloths, pot holders, and oven mitts. A variety of constructions include yarn-dye checks, stripes, and plaids coordinating with piece-dye solids, as well as printed fashion motifs. Fabricated pot holders, oven mitts, and other coordinating accessories accompany most of Pillowtex’s kitchen ensembles.

Other Bedroom Textiles. Pillowtex also offers a variety of other complementary bedroom textile products, including featherbeds, pillow protectors, decorative pillows, and window treatments.

Pillows and Pads

Bed Pillows. Pillowtex is a leading manufacturer and marketer of bed pillows in North America. Pillowtex produces and markets a broad line of traditional bed pillows, as well as specially designed products such as body pillows. Pillowtex offers products at various levels of quality and price. Pillowtex’s products range from synthetic pillows sold at relatively low retail prices to fine white goose down pillows sold at much higher price points.

Pillowtex is a leading feather and down pillow manufacturer in North America. These products contain quality goose and duck down, or blends of feather and down, in a range of grades. These materials, known as “natural fill,” have gained popularity for their loft and resiliency.

Pillowtex also manufactures and markets a full line of bed pillows featuring staple (cut and crimped), tow (continuous filament), and cluster (individual ball) synthetic fiber fills. Pillowtex is a leading supplier of premium synthetic bed pillows in North America.

Down Comforters. Pillowtex was a pioneer in marketing down comforters in the United States, and is now a leading manufacturer and marketer of down comforters in North America. Down comforters have become increasingly popular for both their insulation and fashion qualities, selling well in both warm and cool climates. They are sold at department stores, specialty stores, and mass merchants at a variety of prices. Increasingly popular higher-end comforters typically offer more down fill, have higher thread count shells, and feature more appealing “surface interest,” such as damask, dots, stripes, and checks.

Mattress Pads. Pillowtex is a leading manufacturer and marketer of mattress pads in North America. It produces and markets a complete line of mattress pads, including sizes for adults and children, natural and synthetic filled, flat, fitted, and stretch-to-fit mattress pads (adjustable fit mattress pads made with Lycra®, a multidirectional stretch material manufactured by E.I. DuPont de Nemours & Co.).

Marketing and Sales

Pillowtex markets its products to mass merchants, department stores, and specialty retail stores, as well as to wholesale clubs, catalog merchants, institutional distributors, and international customers and on the Internet.

Pillowtex’s top ten customers accounted for approximately 71% of its total net sales in 2002. Wal-Mart Stores, Inc. (“Wal-Mart”) and its affiliated entity, Sam’s Club stores, accounted for approximately 23% and 5%, respectively, of Pillowtex’s total net sales in 2002. No other customer accounted for 10% or more of Pillowtex’s total net sales in 2002. Consistent with industry practice, Pillowtex does not operate under long-term written supply contracts with its customers. See “- Risk Factors – Risk of Loss of Material Customers” below.

Pillowtex segments its portfolio of brand names by distribution channel to solidify the perceived value of such brands and maintain their integrity. Royal Velvet®, Charisma®, Fieldcrest®, and Royal Family® brand name bed and bath products are distributed primarily through leading department stores, specialty home furnishing stores, and catalog merchants. Cannon® brand name bed and bath products are distributed across a wide variety of distribution channels, while St. Mary’s® brand name bed and bath products are distributed primarily through mass merchants. Pillowtex’s Royal Velvet®, Charisma®, and Cannon® brand names receive national consumer advertising. Pillowtex sells private brands primarily through large chain stores. It also sells a smaller amount of branded products to institutional customers.

Pillowtex’s current international business is concentrated in Canada. However, Pillowtex also sells its products in other foreign markets, including Asia, Australia, Europe, Mexico, and South America. Sales outside the United States accounted for approximately 3% of total sales in 2002, 2% in 2001, and 5% in 2000. During each of the last three years, less than 5% of the Pillowtex’s assets have been located outside the United States. In addition, from time to time, Pillowtex enters into license agreements with third parties to produce and sell products using certain of the Company’s trademarks in foreign markets, including Asia, Australia, Europe, Mexico, South America, and the Middle East. These license agreements require third parties to pay royalties to Pillowtex based upon product sales and generally require payments of minimum annual royalties.

To maximize product exposure and increase sales, Pillowtex works closely with its major customers to assist them in merchandising and promoting Pillowtex’s products to the consumer. In addition to frequent personal consultation with the employees of such customers, Pillowtex meets periodically with the senior management of these customers. Pillowtex assists them in developing joint merchandising programs, new products, product mix strategies, point-of-sale concepts, and advertising campaigns specifically tailored to that customer’s needs. Pillowtex also provides its customers merchandising assistance with store layouts, fixture designs, point-of-sale displays, and advertising materials.

Pillowtex’s electronic data interchange system (“EDI”) allows customers to place, and Pillowtex to fill, track, and bill, orders by computer. This system enables Pillowtex to ship products on a “quick response” basis.

Pillowtex sells products under its Charisma® brand name over the Internet at www.charismahome.com and under its Royal Velvet® brand name over the Internet at www.royalvelvet.com. In addition, Pillowtex operates an online outlet store at www.cannonoutlet.com.

Trademarks And License Agreements

Pillowtex manufactures and markets products:

•          under its proprietary Pillowtex-owned trademarks and trade names;

•          under some licensed trademarks and trade names; and

•          under customer-owned private labels.

Pillowtex regards its trademarks and trade names as valuable assets and vigorously protects them against infringement. See “- Risk Factors – Dependence on Specific Brand Names” below. Pillowtex uses trademarks, trade names, and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

From time to time, Pillowtex enters into license agreements with third parties for the use of third party trademarks and trade names on products manufactured by Pillowtex. These licenses generally require the payment of royalties based on net sales. Pillowtex currently holds a sublicense from Revman Industries Inc. to manufacture and sell certain Pillowtex products under the Tommy Hilfiger trademark in the United States, Canada, and Mexico. Pillowtex’s sublicense with Revman Industries Inc. expires on December 31, 2003, subject to extension of up to four additional years as provided in the sublicense.

Pillowtex manufactures products for some customers under the customer’s private labels. Products manufactured under customer-owned private labels are marketed by the customer.

Pillowtex occasionally identifies product lines for which it is more advantageous for Pillowtex to license third parties to use its brand names for use in the manufacture and sale of these products. These license agreements require third parties to pay royalties to Pillowtex based upon product sales and generally require payments of minimum annual royalties. In January 1998, Pillowtex entered into a license agreement with Ex-Cell Home Fashions, Inc. whereby Pillowtex granted Ex-Cell an exclusive license to manufacture, sell, and distribute shower curtains and bath accessories under some of Pillowtex’s trademarks and trade names. In January 1999, Pillowtex entered into a license agreement with Bardwil Industries, Inc. under which Pillowtex granted Bardwil an exclusive license to manufacture, sell, and distribute tablecloths and other table-top accessories under some of Pillowtex’s trademarks and trade names.

Product Development

Pillowtex’s product development staff creates and develops products with new or superior performance characteristics in cooperation with various outside sources, including its suppliers and customers. Pillowtex’s ability to develop products responsive to individual customers’ needs is an important competitive advantage. As a result, Pillowtex commits time and resources to identifying new materials, designs, and products from a variety of domestic and international vendors.

Manufacturing And Distribution

General

Pillowtex operates an extensive network of facilities in Texas, Alabama, California, Illinois, Mississippi, New York, North Carolina, Pennsylvania, South Carolina, Virginia, and Toronto, Canada in connection with the manufacture and distribution of Pillowtex’s product lines. This nationwide manufacturing and distribution network enables Pillowtex to ship its products cost effectively to all major cities in North America.

In addition, Pillowtex operates 18 retail outlet stores that sell certain of Pillowtex’s products directly to customers. These stores sell both first quality merchandise and seconds or “off-goods” at competitive retail prices.

Bed, Bath, and Other Textile Products

Sheets and Other Fashion Bedding. Pillowtex produces bed sheet products at its facilities in Kannapolis, China Grove, Concord and Rockwell, North Carolina, and Union, South Carolina. These facilities provide a full range of Pillowtex’s sheet products for substantially all channels of distribution. Pillowtex spins cotton and synthetic fibers into yarn and weaves the yarn into greige cloth for finishing, dyeing, cutting, and sewing. Pillowtex produces synthetic fill comforters and other decorative bedding products, such as pillow shams and decorative pillows, at its Eden, North Carolina facility. The product is later packaged for shipment to retail customers.

Towels. Pillowtex produces bath towels at its facilities in Alabama, North Carolina, and Virginia. Cotton and synthetic fibers are spun into yarns, and then woven into fabric or greige cloth. The fabric is then finished, dyed, cut, and sewn into finished towel products. Pillowtex’s Fieldale, Virginia facility generally produces the higher quality products for department and specialty stores. The Phenix City, Alabama facility weaves fabric that is then finished in the Kannapolis, North Carolina facility. The Kannapolis, North Carolina facility produces a variety of products for multiple distribution channels.

Bath Rugs. Pillowtex produces bath rugs at its Scottsboro, Alabama facility. Pillowtex punches tufted yarn into fabric and cuts it to a uniform height. Pillowtex then applies a latex coating to the underside of the fabric to hold the fibers. Finally, the product is dyed, cut, and finished.

Kitchen Products. Pillowtex imports kitchen textile products for distribution to various customers.

Other Bedroom Textiles. Pillowtex manufactures other complementary bedroom textile products, such as featherbeds, pillow protectors, decorative pillows, and window treatments, at one or more of the facilities described above.

Pillows and Pads

Bed Pillows. Pillowtex’s facility in Dallas, Texas is one of the largest feather and down processing facilities in North America. Computerized washing and sorting equipment process feather and down. Pillowtex later sorts these products into a variety of mixtures and grades used in manufacturing natural fill pillows and comforters. Pillowtex ships raw materials, along with imported products, to its regional facilities for final assembly and distribution to customers.

Many of Pillowtex’s regional manufacturing facilities produce natural fill and synthetic fill pillows. Pillowtex assembles natural fill pillows by blowing processed feather and down into the pillow shell and sewing the open seam closed. Pillowtex produces synthetic fill pillows on machines known as garnets. Garnets pull, comb, and expand compressed polyester fibers. Once expanded, Pillowtex inserts the fibers into a pillow shell and sews the open seam shut.

Down Comforters. Pillowtex manufactures its line of natural fill comforters at its California, Illinois, Mississippi, Pennsylvania, and Toronto, Canada locations using processed down from the Dallas facility.

Mattress Pads. Pillowtex manufactures mattress pads at the California, Mississippi, and Pennsylvania facilities by two automated methods. The traditional quilt sewing method uses high-speed equipment that sews the top, bottom, and fill material together. The sonic method fuses the top, bottom, and fill material together.

Quality Control Programs

Pillowtex has quality control programs in place to ensure that its products meet quality standards established both internally and by its customers. Pillowtex devotes significant resources to support its quality improvement efforts. Each manufacturing facility has a quality control team that identifies and resolves quality issues. Pillowtex attempts to maintain close contact with customer quality control or other appropriate personnel to ensure that Pillowtex understands the customers’ requirements. Pillowtex also has programs with its major suppliers to ensure the consistency of purchased raw materials by imposing strict standards and materials inspection, and by requiring rapid response to Pillowtex’s complaints.

Raw Materials And Imports

General

The principal raw materials that Pillowtex uses in manufacturing its various product lines are:

•          cotton;

•          feather and down;

•          synthetic (polyester and acrylic) fibers;

•          yarn; and

•          cotton and polyester-cotton blend fabrics.

A wide variety of sources offer these materials, and Pillowtex currently expects no significant shortage of these materials. Management believes that the Company’s relationships with its suppliers are generally good. See “- Risk Factors – Dependence on Specific Raw Materials” below.

Cotton

Domestic cotton merchants are Pillowtex’s primary source of cotton. Pillowtex uses significant quantities of cotton. To reduce the effect of potential price fluctuations in cotton prices, Pillowtex makes commitments for a portion of its anticipated future purchases of cotton. At December 28, 2002, the Company had $27.0 million in outstanding commitments for future purchases of cotton, pursuant to, in part, contracts that have been assumed in connection with the Chapter 11 Cases. The contracts governing these commitments meet the normal purchases or normal sales exclusion provided for in derivative accounting and, as such, are not accounted for as derivative instruments.

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

Synthetic Fibers

Domestic fiber producers are Pillowtex’s primary source of synthetic fibers. To reduce the effect of potential price fluctuations, Pillowtex makes commitments for a portion of its anticipated future purchases of synthetic fibers.

Yarn

Pillowtex uses significant quantities of yarn in its operations, some of which is produced internally and some of which is purchased from third party suppliers. To reduce the effect of potential fluctuations in price and to ensure a timely supply of quality product, Pillowtex makes commitments for a portion of its anticipated future purchases of yarn. In this regard, Pillowtex has entered into a long-term supply contract with Parkdale America, LLC, one of the nation’s largest yarn suppliers.

Fabric

Pillowtex uses fabric purchased from third parties in the production of pillow shells, comforter covers, and various other products. In addition, Pillowtex imports the majority of its down comforter shells from China and India.

Other

Some of Pillowtex’s stretch-to-fit mattress pads use Lycra® skirting. Because of DuPont’s patent on Lycra®, it is the exclusive supplier of this material. Management believes that the risk that DuPont will cease to manufacture and sell Lycra® is minimal.

Competition

Pillowtex participates in a highly competitive industry. It competes with a number of established manufacturers, importers, and distributors of home textile furnishings, some of which have greater financial resources than does the Company. Pillowtex competes on the basis of quality, brand names, service, and price.

Government Regulation

Pillowtex must comply with various federal, state, and local environmental laws and regulations governing the discharge, storage, handling, and disposal of various substances. The Company must also comply with federal and state laws and regulations that require certain of its products to bear product content labels containing specified information, including their place of origin and fiber content. In addition, a variety of federal, state, local, and foreign laws and regulations relating to worker safety and health, advertising, importing and exporting, and other general business matters, govern Pillowtex’s operations. Laws and regulations may change, and Pillowtex cannot predict what effect, if any, changes in various laws and regulations might have on its business.

Backlog

A number of factors affect the amount of Pillowtex’s backlog orders at any particular time. These factors include seasonality and scheduling of the manufacturing and shipment of products. In general, Pillowtex’s EDI and “quick response” capabilities have resulted in shortened lead times between submission of purchase orders and delivery and have lowered the level of backlog orders. Consequently, Pillowtex believes that the amount of its backlog is not an appropriate indicator of levels of future sales.

Employees

As of March 14, 2003, Pillowtex had approximately 7,850 employees.

As of March 14, 2003, Pillowtex Corporation and/or certain of its subsidiaries had entered into the following collective bargaining agreements:

Union	Location Covered	Expiration	Approximate Number of Bargaining Unit Employees
Union of Needletrades, Industrial and Textile Workers	Phenix City, Alabama; Concord, North Carolina; Eden, North Carolina; Kannapolis, North Carolina; China Grove, North Carolina; Rockwell, North Carolina; Mauldin, South Carolina; Union, South Carolina; and Fieldale, Virginia	01/31/06	4,859
Union of Needletrades, Industrial and Textile Workers	Hanover, Pennsylvania	11/23/04	246
Union of Needletrades, Industrial and Textile Workers	Los Angeles, California	12/12/04	230
Union of Needletrades, Industrial and Textile Workers	Toronto, Ontario, Canada	08/31/03	60
Union of Needletrades, Industrial and Textile Workers	Scottsboro, Alabama	01/22/04	236
United Auto Workers	Tunica, Mississippi	07/31/03	252
Warehouse, Mail Order, Office, Technical and Professional Employees (Teamsters)	Chicago, Illinois	01/31/04	116

As of March 1, 2003, approximately 53% of Pillowtex’s employees covered by collective bargaining agreements had chosen to have union dues deducted from their paychecks.

Pillowtex believes that it generally has good relationships with both its union and non-union employees.

Risk Factors

Pillowtex and its businesses are subject to a number of risks including those enumerated below. Any or all of such risks could have a material adverse effect on the business, financial condition, results of operations, or prospects of Pillowtex. See also “Cautionary Statement Regarding Forward-Looking Statements” above.

Pillowtex Faces Uncertainty Regarding The Adequacy Of Its Capital Resources And Has Limited Access To Additional Financing

After taking into consideration the range of projections of cash flows from operations, anticipated capital expenditures, debt principal repayment requirements, and anticipated pension plan cash funding payments, the Company believes that the excess availability under the Exit Revolver Facility may drop below $35 million at certain times during the second half of 2003. The Company does not believe that it would be able to comply with the minimum earnings threshold contained in its Exit Revolver Facility, which would become effective in this event. As a result of these factors, coupled with the uncertainties as to the results of future negotiations with the Company’s term loan lenders as to revised financial covenants, the Company can provide no assurances that it will have adequate financial resources to meet its anticipated cash requirements for the second half of 2003 and future periods. If the Company is unable to comply with the minimum earnings threshold contained in the Exit Revolver Facility, the Company would anticipate seeking to obtain appropriate waivers or amendments, but there can be no assurance that the Company would obtain any such waiver or amendment. If an event of default occurs and the Company is unable to obtain appropriate waivers or amendments, the Company’s lenders would be entitled to exercise their remedies under the Company’s respective debt instruments, and the Company would no longer have access to borrowings under the Exit Revolver Facility, its principal source of liquidity. In such event, the Company can provide no assurance that alternative financing would be available on terms acceptable to the Company. If these developments were to occur, the Company would have to consider pursuing appropriate restructuring options, which could include a bankruptcy proceeding.

In the event that the Company’s borrowing base, comprised of a percentage of eligible accounts receivable and eligible inventory after reserves, falls below $200 million and becomes insufficient to support additional borrowing under the Exit Revolver Facility, the borrowers thereunder have the option of borrowing up to a maximum principal amount of $10 million (as part of the overall $200 million commitment) based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. However, since the amount of any such loan is dependent on the appraised value of such real property and equipment at the time the option is exercised by the borrowers, no assurance can be given as to the amount of additional borrowing that would actually be available to the borrowers in such circumstances. In the event that cash flows, together with available borrowings under the Exit Revolver Facility, were not sufficient to meet the Company’s cash requirements, the Company would be required to obtain alternative financing or reduce planned capital expenditures. The Company can provide no assurance that alternative financing would be available on acceptable terms, especially in light of the fact that substantially all of the Company’s existing assets are pledged as collateral for the Exit Term Loan, Exit Revolver Facility, IRB Facilities, and capital lease obligations, or that reductions in planned capital expenditures would be sufficient to cover any cash shortfalls. Accordingly, the Company’s ability to respond to changing business and economic conditions and to secure additional financing, if needed, would be significantly restricted.

The Company is reviewing its strategic alternatives, which may include a sale of the business, sales of assets or restructuring options, which could include a bankruptcy proceeding. The Company has retained Credit Suisse First Boston as its financial advisor to assist it in this review.

Pillowtex Cannot Be Certain That It Will Be Able To Amend The Exit Term Loan

As further described in note 11 to the Company’s consolidated financial statements included elsewhere in this Annual Report, the Company entered into amendments to the Exit Term Loan, which included a waiver of compliance by the Company with the maximum leverage ratio and minimum interest coverage ratio covenants for the first quarter of fiscal year 2003. The Company anticipates that it will be unable to comply with the covenants, as currently written, at the end of the second quarter of 2003. The Company intends to continue to negotiate with the term loan lenders to amend the financial covenants contained in the Exit Term Loan effective as of the end of the second quarter of 2003 and for future periods; however, the Company can provide no assurances that it will be able to amend the covenants in the Exit Term Loan upon terms that are acceptable to the Company.

A failure to comply with any of the covenants contained in the Exit Term Loan would result in an event of default under the Exit Term Loan. Upon the occurrence of an event of default, the term loan lenders would be entitled to declare all amounts outstanding under the Exit Term Loan, including accrued interest and other obligations, to be immediately due and payable, and the term loan lenders would be entitled to proceed against the collateral granted to them to secure the Exit Term Loan. In these circumstances, cross-defaults could occur under the documents governing the Company’s other outstanding debt. Pursuant to the terms of the Exit Revolver Facility, a default by the Company of the financial covenants set forth in the Exit Term Loan will be deemed an event of default under the Exit Revolver Facility if such default continues for more than sixty (60) days and is not waived in writing by or on behalf of the term loan lenders. If the Company fails to comply with any of the covenants in the Exit Term Loan, the Company would anticipate seeking to obtain appropriate waivers or amendments, but there can be no assurance that Company would be able to obtain any such waiver or amendment. If an event of default occurs and the Company is unable to obtain appropriate waivers or amendments, the Company’s lenders would be entitled to exercise their remedies under the Company’s respective debt instruments, and the Company would no longer have access to borrowings under the Exit Revolver Facility, its principal source of liquidity. In such event, the Company can provide no assurance that alternative financing would be available on terms acceptable to the Company. If these developments were to occur, the Company would have to consider pursuing appropriate restructuring options, which could include a bankruptcy proceeding.

Pillowtex’s Financial Statements Assume That It Will Continue As A “Going Concern” Even Though There Is Substantial Doubt In This Regard

Pillowtex’s consolidated financial statements included elsewhere in this Annual Report have been prepared assuming Pillowtex will continue as a “going concern.” Continuing adverse conditions in the general economic environment, the effect of those conditions on the retail industry through which the Company sells a substantial portion of its products, and intense domestic and foreign competition have had a negative impact on the Company’s cash flows and results from operations and therefore on its ability to comply with certain financial covenants previously established by its revolver and term loan lenders. Because of the uncertainties as to the results of future negotiations with the Company’s revolver and term loan lenders as to revised financial covenants and therefore as to the adequacy of the Company’s financial resources to meet its anticipated cash requirements for the second half of 2003 and future periods (such uncertainties being more fully discussed under “ – Pillowtex Faces Uncertainty Regarding The Adequacy Of Its Capital Resources And Has Limited Access To Additional Financing” above), there is substantial doubt about Pillowtex’s ability to continue as a “going concern.” The continuation of the Company as a “going concern” is dependent upon, among other things, Pillowtex’s ability to comply with the terms of the Exit Revolver Facility and the Exit Term Loan and Pillowtex’s ability to generate sufficient cash from operations and financing arrangements to meet its obligations. If the “going concern” basis was not appropriate for Pillowtex’s consolidated financial statements, then significant adjustments might be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

Pillowtex Is Subject To Restrictions On The Conduct Of Its Business

Both the Exit Term Loan and the Exit Revolver Facility contain a number of negative covenants, which restrict, among other things, Pillowtex’s ability to incur additional debt, pay dividends or make other restricted payments, sell stock of Pillowtex or any of its subsidiaries, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, effect mergers, consolidations, and dissolutions, prepay and refinance debt, and make certain changes in its business. In addition, the Exit Revolver Facility also establishes a minimum earnings threshold that applies at any time excess availability is less than $35 million and the Exit Term Loan contains certain financial covenants (see note 11 to the Company’s consolidated financial statements included elsewhere in this Annual Report).

As a result of the restrictions described above, the ability of the Company to respond to changing business and economic conditions may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial.

Pillowtex Is Prohibited From Paying Dividends On Its Common Stock For The Foreseeable Future

The Exit Revolver Facility and the Exit Term Loan currently prohibit Pillowtex from paying dividends to or making other distributions to holders of its Common Stock. Accordingly, Pillowtex does not anticipate paying dividends on its Common Stock for the foreseeable future.

Dependence On Specific Raw Materials

Cotton is the primary raw material used in the Company’s businesses. The availability of cotton is subject to weather conditions and other factors affecting agricultural markets. Historically, there have been periods of rapid and significant movement in the price of cotton both upward and downward. Other raw materials on which the Company is dependent include the raw feathers and down that it uses to produce natural fill pillows and down comforters. China is currently the Company’s primary source of raw feathers and down. See “— Dependence on Supply Sources in China.”

The raw materials used by the Company are generally available from a number of sources. No significant shortage of these materials is currently anticipated. However, the Company uses significant quantities of these raw materials, which are subject to price fluctuations. The Company cannot be certain that shortages of these materials will not occur in the future, which could increase the cost or delay the shipment of its products. Moreover, the Company cannot be certain that it will be able to pass on any increase in the price of raw materials to its customers.

Relationships with Suppliers and Vendors

Pillowtex may have difficulty in maintaining existing or creating new relationships with suppliers or vendors as a result of its financial condition. In the event that the Company was to default under the Exit Revolver Facility or the Exit Term Loan and, at the time of such default, alternative financing was not available, Pillowtex’s suppliers and vendors might stop providing supplies or services to Pillowtex or provide such supplies or services only on “cash on delivery,” “cash on order,” or other terms that could have an adverse impact on Pillowtex’s short-term cash flow.

Dependence on Supply Sources in China

In fiscal year 2002, based on cost, approximately 85% of the raw feathers and down that Pillowtex used to produce natural fill pillows and down comforters was imported from China. Pillowtex’s relationships with its suppliers in China could be disrupted or adversely affected due to a number of factors, including governmental regulation, fluctuation in exchange rates, and changes in economic and political conditions in China. If Pillowtex’s supply sources in China were disrupted for any reason, Pillowtex believes, based on existing market conditions, that it could establish alternative supply relationships. However, because establishing these relationships involves numerous uncertainties relating to delivery requirements, price, payment terms, quality control, and other matters, Pillowtex is unable to predict whether such relationships would be on satisfactory terms.

Industry Competition

The Company participates in a highly competitive industry. It competes with a number of established manufacturers, importers, and distributors of home textile furnishings, some of which have greater financial, distribution and marketing resources than the Company. It is important that the Company remains competitive in the areas of quality, price, selection and convenience, as failure to do so could result in the reduction of the price at which the Company sells its products. If the Company is unable to compete effectively, it may lose market share.

Imports of foreign-made textile products are a significant source of competition for most sectors of the domestic textile industry. The United States has attempted to regulate the growth of certain textile imports through tariffs and bilateral agreements, which establish quotas on imports from lesser-developed countries that historically account for significant shares of United States imports. The General Agreement on Tariffs and Trade (“GATT”) may have a negative effect on the domestic textile industry and the Company. The World Trade Organization is coordinating the phase-out of textile quotas over a 10-year period through 2004. The 10-year phase-out of quotas will replace the existing system of bilateral import restrictions and revert to GATT rules that prohibit quotas to gradually allow more imports to enter the United States. In addition, under GATT, the United States is obligated to lower its tariffs on imports of textiles. These reductions are being phased in gradually over the 10-year period through 2004. If there is a significant influx of imports, there may be intense price competition, which could adversely affect the Company’s business. The United States has agreed to a new round of multilateral trade negotiations. Those negotiations, which are scheduled to conclude within three years, could result in additional tariff reductions on imports of textile products. Any such further reductions in tariffs could have an adverse affect on the Company’s results of operations.

Adverse Retail Industry Conditions

The Company sells its products to a number of department stores and other major retailers that have experienced financial difficulties during past years. Some of these retailers have previously sought protection under the Bankruptcy Code. In addition, some of the Company’s current retail customers may seek protection under the Bankruptcy Code or state insolvency laws in the future. As a result of these financial difficulties and bankruptcy and insolvency proceedings, the Company may be unable to collect some or all amounts owed to it by these retail customers. In addition, all or part of the operations of a retail customer that seeks bankruptcy or other debtor protection may be discontinued, or sales of the Company’s products to the customer may be curtailed or terminated as a result of bankruptcy or insolvency proceedings. There can be no assurance that the Company will not be adversely affected by retail industry conditions.

Dependence On Specific Brand Names

In fiscal year 2002, sales of products bearing Pillowtex’s principal proprietary brand names of Royal Velvet®, Cannon®, Charisma®, Royal Velvet Big & Soft®, Fieldcrest®, Royal Family®, and St. Mary’s® made up a substantial portion of its net sales. Accordingly, the Company’s future success may depend in part upon the goodwill associated with these brand names.

Pillowtex’s principal brand names are registered in the United States and certain foreign countries. However, Pillowtex cannot be certain that the steps taken by it to protect its proprietary rights in such brand names will be adequate to prevent their misappropriation in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as the laws of the United States.

Risk Of Loss Of Material Customers

In fiscal year 2002, the Company’s top ten customers accounted for approximately 71% of its total net sales. Net sales to Wal-Mart and its affiliated entity, Sam’s Club stores, accounted for approximately 23% and 5%, respectively, of the Company’s total net sales in 2002. Other than Wal-Mart, no customer accounted for 10% or more of the Company’s total net sales during this period. Consistent with industry practice, Pillowtex does not operate under a long-term written supply contract with Wal-Mart or any of its other customers. The loss of Wal-Mart or another large customer could have a materially adverse effect on the Company’s business, financial condition, results of operations, or prospects.

Labor Relations

As of March 14, 2003, Pillowtex had approximately 7,850 employees. As of that date, approximately 76% of Pillowtex’s employees were in areas covered by collective bargaining agreements, and approximately 53% of those employees had chosen to have union dues deducted from their pay checks. Pillowtex believes that it generally has good relationships with both its union and non-union employees; however, a work stoppage could occur as a result of disputes under the Company’s existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements which, if protracted, could substantially adversely affect the Company’s business and results of operations.

Seasonality of Business

Pillowtex’s business is subject to a pattern of seasonal fluctuation. Sales and earnings from operations generated during the second half of a given fiscal year generally are expected to be higher than sales and earnings from operations generated during the first half of the year. Accordingly, the need for working capital generally is expected to increase in the second half of the year. As a result, total debt levels generally tend to peak in the third and fourth quarters, falling off again in the first quarter of the following year. The amount of sales generated during the second half of the year generally will depend upon a number of factors, including the level of retail sales for home textile furnishings during the fall and winter, weather conditions affecting the sales of down comforters, general economic conditions, and other factors beyond Pillowtex’s control. The seasonality of the business may impact the results of operations achieved by Pillowtex.

Pillowtex May Have Difficulty Attracting And Retaining Personnel

Pillowtex believes that its future success will be highly dependent upon its ability to attract and retain skilled managers and other personnel. No assurance can be given that Pillowtex will not have difficulty attracting and retaining such personnel in the future.

ITEM 2.         PROPERTIES

The following table summarizes certain information concerning certain of the facilities used by Pillowtex in connection with the manufacture and distribution of its product lines:

Location	Principal Use	Approx. Square Feet	Owned/ Leased

Dallas, Texas	Feather and down processing for Pillow and Pad Division and administrative offices	104,000	Owned
Phenix City, Alabama	Manufacturing and warehouse for Bed and Bath Division	813,416	Owned
Scottsboro, Alabama	Manufacturing and warehouse for Bed and Bath Division	290,461	Owned
Los Angeles, California	Manufacturing and distribution for Pillow and Pad Division	360,000	Leased
Chicago, Illinois	Manufacturing and distribution for Pillow and Pad Division	121,000	Owned
Tunica, Mississippi	Manufacturing and distribution for Pillow and Pad Division	288,000	Owned
New York, New York	Sales office and showroom for all divisions	64,490	Leased
Concord, North Carolina	Manufacturing for Bed and Bath Division	696,963	Owned
Eden, North Carolina	Manufacturing and warehouse for Bed and Bath Division	529,273	Owned
Eden, North Carolina	Warehouse for Bed and Bath Division	411,531	Owned
Kannapolis, North Carolina	Manufacturing for Bed and Bath Division	682,407	Owned
Kannapolis, North Carolina	Headquarters and manufacturing and warehouse for Bed and Bath Division	5,863,041	Owned
Rockwell, North Carolina	Manufacturing for Bed and Bath Division	98,240	Owned
China Grove, North Carolina	Manufacturing and warehouse for Bed and Bath Division	567,000	Owned
Hanover, Pennsylvania	Manufacturing and distribution for Pillow and Pad Division	291,000	Owned
Mauldin, South Carolina	Warehouse and distribution for Bed and Bath Division	746,600	Owned
Union, South Carolina	Manufacturing for Bed and Bath Division	107,400	Owned
Fieldale, Virginia	Manufacturing and warehouse for Bed and Bath Division	973,253	Owned
Martinsville, Virginia	Warehouse for Bed and Bath Division	160,000	Leased
Toronto, Ontario, Canada	Manufacturing and distribution for Pillow and Pad Division	60,000	Leased

In addition to the locations listed above, Pillowtex maintains warehousing and distribution centers in the states where its manufacturing facilities are located. It also maintains approximately 23 retail outlets and small sales and marketing offices in other states. Pillowtex also owns various other properties, both developed and undeveloped, which are unrelated to its manufacturing operations. Fieldcrest Cannon acquired these properties throughout the years for investment or as part of specific acquisitions. Pillowtex has listed some of these properties for sale and has leased others to third parties. Substantially all of Pillowtex’s assets are pledged as collateral for borrowings under its credit facilities and capital lease obligations.

Pillowtex believes that its facilities are generally well maintained, in good operating condition, and adequate for its current needs.

ITEM 3.         LEGAL PROCEEDINGS

The discussion of the Chapter 11 Cases set forth in “Item 1. Business – Proceedings Under Chapter 11 of the Bankruptcy Code” is incorporated herein by this reference.

In addition, Pillowtex is involved in various claims and lawsuits incidental to its business; however, the outcome of such suits is not expected to have a material adverse effect on the Company’s financial position or its results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Since the Effective Date, the Company’s common stock, par value $0.01 per share (“Common Stock”), has been trading on the over-the-counter electronic bulletin board (the “OTCBB”) under the symbol “PWTX.OB.” The following table sets forth for the periods indicated the high and low reported bid prices on the OTCBB of the Common Stock:

Fiscal Year:	High	Low

2002
Fourth Quarter	$1.97	$0.165
Third Quarter	7.65	1.60
Second Quarter (from 5/24/02)	9.05	5.50

The quotations reflect inter-dealer prices without retail mark-up, markdown, or commission and may not represent actual transactions.

As of March 20, 2003, Pillowtex had approximately 865 holders of record of Common Stock.

Pillowtex paid no dividends on the Common Stock during fiscal year 2002. Under the terms of the Exit Revolver Facility and the Exit Term Loan, Pillowtex is prohibited from paying dividends on the Common Stock. See “Item 1. Business - Risk Factors - Pillowtex Is Subject To Restrictions On The Conduct Of Its Business.” Accordingly, Pillowtex does not expect to pay any further dividends on the Common Stock.

ITEM 6.         SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(In thousands of dollars, except per share data)

The selected financial data presented below are derived from Pillowtex’s consolidated financial statements for the seven months ended December 28, 2002, the five months ended June 1, 2002, and the fiscal years ended 2001, 2000, 1999 and 1998. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report.

The Debtors emerged from their chapter 11 bankruptcy proceedings on May 24, 2002. However, for financial reporting purposes, the Company deemed the Effective Date of the Plan to have occurred on June 1, 2002. Fresh start reporting has been implemented as of June 1, 2002, and accordingly, at such date all assets and liabilities were restated to reflect their respective fair values. See note 1 to the Company’s consolidated financial statements included elsewhere in this Annual Report for a discussion of the fresh start adjustments. For financial reporting purposes, references to “Predecessor” refer to Old Pillowtex and its subsidiaries on and prior to May 24, 2002 and Pillowtex and its subsidiaries from May 24, 2002 through June 1, 2002, and references to “Successor” refer to Pillowtex and its subsidiaries on and after June 1, 2002, after giving effect to the implementation of fresh start reporting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements.

	Successor		Predecessor

	Seven Months Ended December 28, 2002	Five Months Ended June 1, 2002	Fiscal Year Ended

			2001	2000	1999	1998 (1)

Statement of Operations Data:
Net sales (2)	$554,842	$380,050	$1,011,888	$1,234,817	$1,412,678	$1,349,946
Cost of goods sold	520,348	371,941	992,540	1,222,572	1,241,903	1,112,148

Gross profit	34,494	8,109	19,348	12,245	170,775	237,798
Selling, general, and administrative expenses	48,186	25,127	73,108	102,166	94,264	92,928
Impairment of long-lived assets and restructuring charges	2,412	35,344	51,720	24,400	2,000	—

Earnings (loss) from operations	(16,104)	(52,362)	(105,480)	(114,321)	74,511	144,870
Interest and other expense	11,530	16,832	64,666	107,062	87,279	72,283

Earnings (loss) from continuing operations before reorganization items and income taxes	(27,634)	(69,194)	(170,146)	(221,383)	(12,768)	72,587
Reorganization items	—	(398,651)	31,401	19,368	—	—

Earnings (loss) from continuing operations before income taxes	(27,634	329,457	(201,547)	(240,751)	(12,768)	72,587
Income tax expense (benefit)	—	(7,157)	—	(93,361)	(2,740)	28,230

Earnings (loss) from continuing operations	(27,634)	336,614	(201,547)	(147,390)	(10,028)	44,357
Loss from discontinued operations, net	—	—	(21,214)	(115,018)	(9,504)	(1,502)

Net earnings (loss)	(27,634)	336,614	(222,761)	(262,408)	(19,532)	42,855
Preferred dividends and accretion	—	7,467	16,358	8,928	12,294	2,097

Earnings (loss) available for common shareholders	$(27,634)	$329,147	$(239,119)	$(271,336)	$(31,826)	$40,758

Basic earnings (loss) per common share:
Continuing operations	$(1.46)	$23.10	$(15.29)	$(10.97)	$(1.58)	$3.00
Discontinued operations	—	—	$(1.49)	(8.07)	(0.67)	(0.11)

Basic earnings (loss) per common share	$(1.46)	$23.10	$(16.78)	$(19.04)	$(2.25)	$2.89

Weighted average common shares outstanding - basic	18,984	14,251	14,251	14,252	14,154	14,082

Diluted earnings (loss) per common share:
Continuing operations	$(1.46)	$23.10	$(15.29)	$(10.97)	$(1.58)	$2.39
Discontinued operations	—	—	$(1.49)	(8.07)	(0.67)	(0.09)

Diluted earnings (loss) per common share	$(1.46)	$23.10	$(16.78)	$(19.04)	$(2.25)	$2.30

Weighted average common shares outstanding - diluted	18,984	14,251	14,251	14,252	14,154	17,653

	Successor	Predecessor

	Seven Months Ended December 28, 2002	Five Months Ended June 1, 2002	Fiscal Year Ended

			2001	2000	1999	1998 (1)

Operating Data:
Depreciation and amortization	$8,257	$18,880	$53,785	$57,517	$51,941	$45,888
Capital expenditures	8,085	28,491	12,832	33,197	89,737	133,620
Preferred stock cash dividends	—	—	—	—	1,456	2,019
Common stock cash dividends	—	—	—	—	2,555	3,383

	Successor			Predecessor

			(Unaudited) As of June 1, 2002	As of Fiscal Year End

	As of December 28, 2002			2001		2000		1999	1998 (1)

Balance Sheet Data:
Working capital	$20,792	(3)	$242,915	$(365,917	(3)	$(237,376	(3)	$511,139	$557,968
Property, plant and equipment, net	166,992		168,418	453,440		525,990		577,947	559,851
Total assets	591,586		585,391	1,087,627		1,335,769		1,671,776	1,644,736
Long-term debt, net of current portion	14,870		199,168	645		—		965,323	944,493
Redeemable convertible preferred stock	—		—	99,185		82,827		73,898	63,057
Shareholders’ equity (deficit)	105,168		191,624	(329,118)		(63,451)		207,389	237,933

   (1)    Amounts set forth in 1998 reflect the inclusion of Leshner from July 28, 1998.

   (2)    Amounts paid to customers for co-operative advertising and marketing were classified as a reduction to net sales beginning on December 30, 2001. Prior to fiscal 2002, these amounts were classified in selling, general, and administrative expenses. Approximately $19.2 million, $24.2 million, $19.8 million and $18.9 million have been reclassified from selling, general, and administrative expenses as a reduction in net sales in the fiscal years ended 2001, 2000, 1999 and 1998, respectively, to conform to the 2002 presentation.

   (3)    Includes long-term debt of $213.2 million at December 28, 2002 classified as current pursuant to EITF No. 86-30 (see Note 11 to the Company’s consolidated financial statements included elsewhere in this Annual Report), and long-term debt in default of $671.8 million in 2001 and $694.0 million in 2000.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Pillowtex is one of the largest North American designers, manufacturers, and marketers of home textile products. Pillowtex manufactures and markets home textile furnishings for the bedroom, bathroom, and kitchen. Pillowtex operates a network of manufacturing, purchasing, and distribution facilities in the United States and Canada with approximately 7,850 employees. Pillowtex markets its products to mass merchants, department stores, and specialty retailers, as well as wholesale clubs, catalog merchants, institutional distributors, and international customers, and over the Internet.

The Company is organized into two major manufacturing divisions that it considers operating segments: Bed and Bath Division and Pillow and Pad Division. The Bed and Bath Division manufactures and sells sheets and other fashion bedding, towels, bath rugs, and kitchen products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads.

Pillowtex’s consolidated financial statements included elsewhere in this Annual Report have been prepared assuming Pillowtex will continue as a “going concern.” Continuing adverse conditions in the general economic environment, the effect of those conditions on the retail industry through which the Company sells a substantial portion of its products, and intense domestic and foreign competition have had a negative impact on the Company’s cash flows and results from operations and therefore on its ability to comply with certain financial covenants previously established by its revolver and term loan lenders. Because of the uncertainties as to the results of future negotiations with the Company’s revolver and term loan lenders as to revised financial covenants and therefore as to the adequacy of the Company’s financial resources to meet its anticipated cash requirements for the second half of 2003 and future periods (such uncertainties being more fully discussed under “- Adequacy of Capital Resources” below), there is substantial doubt about Pillowtex’s ability to continue as a “going concern.” The continuation of the Company as a “going concern” is dependent upon, among other things, Pillowtex’s ability to comply with the terms of the Exit Revolver Facility and the Exit Term Loan and Pillowtex’s ability to generate sufficient cash from operations and financing arrangements to meet its obligations. If the “going concern” basis was not appropriate for Pillowtex’s consolidated financial statements, then significant adjustments might be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

The Company is reviewing its strategic alternatives, which may include a sale of the business, sales of assets or restructuring options, which could include a bankruptcy proceeding. The Company has retained Credit Suisse First Boston as its financial advisor to assist it in this review.

Chapter 11 Proceedings and Reorganization

On November 14, 2000, Pillowtex Corporation and substantially all of its domestic subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. The Chapter 11 Cases were jointly administered for procedural purposes. From the Petition Date until May 24, 2002, the Debtors operated their business as debtors-in-possession pursuant to the Bankruptcy Code. On May 24, 2002, the Plan became effective and the Debtors successfully emerged from their chapter 11 bankruptcy proceedings. For further discussion of the Chapter 11 Cases, see “Item 1. Business – Chapter 11 Proceedings and Reorganization” above and the notes to the Company’s consolidated financial statements included elsewhere in this Annual Report.

Critical Accounting Policies

Management considers certain accounting policies related to sales returns and allowances, allowance for doubtful accounts, inventory, sales incentive programs, self-insured employee medical and workers’ compensation claims costs, pension and postretirement benefit obligations, impairment of long-lived assets, and deferred income taxes to be “critical” because they have a significant impact in portraying the Company’s financial condition and results of operations and require management’s most difficult, subjective, and complex judgments due to the need to make estimates about the effects of matters that are inherently uncertain.

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

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company has trade receivables which are due from certain customers that are experiencing financial difficulties. At December 28, 2002, a reserve of $1.9 million was recorded and included as an allowance against trade accounts receivable. Management believes that the allowance is adequate to cover potential losses resulting from uncollectible accounts and deductions resulting from sales returns and allowances.

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

The Company’s sales incentive programs require management to estimate the eventual expense to be incurred for the various discount, rebate and other incentive allowances employed by the Company to promote and maintain its product lines. Management bases its estimate of the expense to be recorded each period on the agreements established from time to time with customers, commitments made by sales personnel and industry practice. As the cost of certain types of sales incentive programs is dependent upon a detailed analysis of a customers’ sales activity, the exact amount required to be expensed in a period has to be estimated by management initially based on historical levels. Management does not believe the likelihood is significant that materially higher sales incentive expense levels will result given its experience with such costs.

The Company self-insures for the majority of its employee medical costs and is insured for its workers’compensation costs with a $250,000 per occurrence deductible. As a result management, with assistance from its actuarial advisors, must estimate the required accrual for these costs at each period end. The Company is responsible for the cost of all employee medical claims up to $300,000 per occurrence. An insurance policy has been acquired to reimburse the Company for the cost of all employee medical claims in excess of $300,000 per occurrence. The year-end accrual for the cost of workers' compensation and employee medical costs is based on historical claims experience. The Company’s actuarial advisors review historical claims levels and development factors, along with industry cost trends to provide management with an estimate of costs yet to be paid for claims incurred prior to the period end. Management determines the most likely year-end accrual required by selecting a value that is consistent with the methods used in prior periods. Management does not believe the likelihood is significant that materially higher insurance expense levels will result given its experience with such costs.

The Company’s calculations of pension and postretirement benefit obligations are dependent on assumptions, including discount rates, expected return on plan assets, interest costs, benefits earned, mortality rates, and other factors. Actual results that differ from assumptions are accumulated and amortized over future periods and therefore generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect the Company’s pension and postretirement benefit obligations and future expense. See “- Liquidity and Capital Resources – Pension Plans” below and notes 9 and 10 to the Company’s consolidated financial statements included elsewhere in this Annual Report for more information.

If the assumptions made by management in estimating sales returns and allowances, inventory obsolescence, sales incentive programs, self-insured employee medical costs and workers’ compensation costs, and pension and postretirement benefit obligations do not reflect the actual expenses to be incurred, net sales and loss from operations could be significantly impacted.

When management determines that a long-lived asset has been impaired, an estimate of the fair value of the asset is required. The methodology used to determine fair value depends on whether the asset will continue to be used in the business or will be sold. Assets held for sale are recorded at their estimated fair values. Management bases its estimate of fair value on available information from the sale of similar assets in similar locations and appraisals as well as economic conditions. Given the significant number of recent plant closures in the textile industry in the geographic areas where the Company operates, the likelihood is remote that historical sales levels will be achieved, and management attempts to take this into consideration when determining fair values. Management continually reviews its fair value estimates and records further impairment charges for assets held for sale when management determines, based on new and reliable information, that such charges are appropriate. At December 28, 2002, the Company had $17.4 million in assets held for sale, of which $12.0 million relates to real property and $5.4 million relates to machinery and equipment. While management has exercised its good faith business judgment in determining such amounts, based on the fluctuations in fair values for transactions completed in 2002 and 2001 and the adjustments recorded during fiscal 2002 and 2001, management believes that it is reasonably possible that the Company will not fully recover these balances and that additional impairment charges may be required in subsequent periods.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at December 28, 2002 to be realized as a result of the reversal of existing taxable temporary differences.

Fresh Start Reporting and Factors Affecting Comparability of Financial Information

The Debtors emerged from their chapter 11 bankruptcy proceedings on May 24, 2002. However, for financial reporting purposes, the Company deemed the Effective Date of the Plan to have occurred on June 1, 2002. Fresh start reporting has been implemented as of June 1, 2002, and accordingly, at such date all assets and liabilities were restated to reflect their respective fair values. The fresh start adjustments were based upon the work of outside appraisers, actuaries, and financial consultants, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the assets and liabilities of the Company. See note 1 to the Company’s consolidated financial statements included elsewhere in this Annual Report for a discussion of the fresh start adjustments. For financial reporting purposes, references to “Predecessor” refer to Old Pillowtex and its subsidiaries on and prior to May 24, 2002 and Pillowtex and its subsidiaries from May 24, 2002 through June 1, 2002, and references to “Successor” refer to Pillowtex and its subsidiaries on and after June 1, 2002, after giving effect to the implementation of fresh start reporting. Successor consolidated financial statements are not comparable to Predecessor consolidated financial statements. However, for purposes of discussion of the results of operations, the seven months ended December 28, 2002 (Successor) have been combined with the five months ended June 1, 2002 (Predecessor) and compared with the fiscal year ended December 29, 2001 (Predecessor).

Results of Operations

Amounts paid to customers for co-operative advertising and marketing were classified as a reduction to net sales beginning on December 30, 2001. Prior to fiscal 2002, these amounts were classified in selling, general, and administrative expenses. Approximately $19.2 million and $24.2 million have been reclassified from selling, general, and administrative expenses as a reduction to net sales in the years ended December 29, 2001 and December 30, 2000, respectively, to conform to the 2002 presentation.

The following table shows the combined 2002 periods in comparison to the corresponding 2001 and 2000 periods (dollars in thousands):

	Twelve Months Ended

	December 28, 2002	December 29, 2001	December 30, 2000

Net sales	$934,892	1,011,888	1,234,817
Cost of goods sold	892,289	992,540	1,222,572

Gross profit	42,603	19,348	12,245
Selling, general, and administrative expenses	73,313	73,108	102,166
Impairment of long-lived assets	32,308	40,961	24,400
Restructuring charges	5,448	10,759	—
Interest and other expense	28,362	64,666	107,062
Reorganization items	(398,651)	31,401	19,368
Income tax benefit	(7,157)	—	(93,361)

Income (loss) from continuing operations	308,980	(201,547)	(147,390)
Loss from discontinued operations	—	(21,214)	(115,018)

Net income (loss)	$308,980	(222,761)	(262,408)

The operating results of the Company’s segments are disclosed in note 19 to the Company’s consolidated financial statements included elsewhere in this Annual Report.

Twelve Months Ended December 28, 2002 Compared to Fiscal Year 2001

Net Sales. Net sales were down from $1,011.9 million in 2001 to $934.9 million in 2002, a decrease of $77.0 million or 7.6%. Approximately $31 million of the decrease is attributable to the expiration of a Ralph Lauren licensing agreement on June 30, 2001. Fiscal year 2001 also included approximately $29 million in sales relating to a one-time inventory liquidation. A charge had been taken in December 2000 to reduce certain inventories to net realizable value. The remaining decrease is due to lower selling prices and lower sales volume caused by increased competitive pressures from both domestic and international competitors and a weaker than expected retail environment. The Company anticipates that the difficult competitive environment and slowdown in retail sales will continue to adversely affect net sales for the foreseeable future.

Gross Profit. Gross profit increased $23.3 million from $19.3 million in 2001 to $42.6 million in 2002. Gross margin increased to 4.6% in 2002, compared to 1.9% in 2001. The increase is due in part to lower depreciation expense resulting from a revaluation of fixed assets performed in conjunction with fresh start reporting and reduced operating lease costs due to the Company’s emergence from its chapter 11 bankruptcy proceedings in May 2002. The gross profit increase experienced in 2002 is also attributable to lower overhead costs resulting from a manufacturing rationalization plan and reduced material costs and natural gas prices. These savings have been partially offset by operating inefficiencies experienced due to the relocation of certain manufacturing operations required by facility closures. During 2002, the towel finishing operations in Columbus, Georgia and Phenix City, Alabama and the Pillow and Pad automated sewing line facility in Dallas, Texas were closed. The operations at these facilities were either transferred to existing facilities or sourced from other vendors. While the Company has experienced improvements in gross profit in comparison to the prior year periods, the Company anticipates that it will continue to experience selling price pressure, which will adversely impact operating results for the foreseeable future.

Selling, General, and Administrative (“SG&A”) Expenses. SG&A expenses increased $0.2 million from $73.1 million in 2001 to $73.3 million in 2002. The increase in SG&A expenses is primarily due to costs associated with a national advertising campaign and approximately $6 million of non-recurring costs related to executive management changes that took place during 2002. These increases have been partially offset by lower depreciation expense due to the revaluation of fixed assets in conjunction with fresh start reporting and lower amortization expense due to the adoption of SFAS No. 142. SFAS No. 142 was adopted on December 30, 2001 and requires that goodwill and intangible assets with indefinite lives no longer be amortized. As a result, no amortization on its goodwill and trademarks has been recorded during 2002, which reduced SG&A expenses by $6.3 million. SG&A expenses in 2002 were also partially offset by a $2.2 million gain recognized on the termination of an excess benefit plan provided for certain employees and former employees.

Impairment of Long-lived Assets. A charge for impairment of long-lived assets of $32.3 million was incurred during 2002 primarily related to assets located at the Columbus, Georgia and Phenix City, Alabama facilities. The charge consists of $9.8 million for real property and $22.5 million for machinery and equipment. During 2001, charges for impairment of long-lived assets of $41.0 million were incurred primarily for facilities closed in 2001. The 2001 charge includes $36.5 million related to real property and equipment at facilities closed during 2001 and $4.5 million related to assets held for sale. During 2001, the Company announced the closure of facilities in Hawkinsville, Georgia; Rocky Mount, North Carolina; Kannapolis, North Carolina; Columbus, Georgia; Phenix City, Alabama; Tarboro, North Carolina; and Toronto, Canada.

Restructuring Charges. During 2002, facilities at Columbus, Georgia; Phenix City, Alabama; Dallas, Texas; and Macon, Georgia were closed, affecting approximately 1,225 employees. In addition, approximately 60 administrative positions were eliminated during 2002. The total restructuring charges for severance and related benefits associated with these actions were $5.4 million. During 2001, the Company incurred $10.8 million in restructuring charges, of which $6.5 million relates to severance and related benefits associated with employees terminated at the closed facilities discussed above. In addition to the facility closures, the Company implemented an enhanced early retirement plan for certain salaried employees in 2001. The Company also undertook a reduction in force among its salaried employees. The charge associated with the 2001 early retirement plan and reduction in force was $4.3 million.

Interest and Other Expense. Interest and other expense decreased $36.3 million from $64.7 million in 2001 to $28.4 million in 2002. The decrease is primarily due to a decrease in the amount of debt outstanding due to the Company’s emergence from its chapter 11 bankruptcy proceedings in May 2002. The outstanding debt balance decreased $435.6 million from $672.8 million (excluding liabilities subject to compromise for which no interest expense was recorded) as of December 29, 2001 to $237.2 million as of December 28, 2002. In addition, the average interest rate decreased from 7.8% for 2001 to 6.0% for 2002.

Reorganization Items. A gain of $398.7 million was recognized in 2002. The gain was due to the gain recognized on the cancellation of pre-petition liabilities upon emergence, offset by fresh start adjustments and costs associated with the Chapter 11 Cases.

Fiscal Year 2001 Compared to Fiscal Year 2000

Net Sales. Net sales were down from $1,234.8 million in 2000 to $1,011.9 million in 2001, a decrease of $222.9 million or 18.1%. Approximately $86 million of the decrease was attributable to the loss of a specific customer in August 2000, which affected the Company’s two major divisions. In addition, the Company’s license agreement with Ralph Lauren, which expired on June 30, 2001, contributed approximately $23 million to the sales decrease experienced in 2001. Excluding the impact of these decreases, net sales decreased 9.2% in 2001 as compared to 2000. This decrease was due to the continued slowdown in the United States economy and increased competition from imports.

Gross Profit. Gross profit increased $7.1 million from $12.2 million in 2000 to $19.3 million in 2001. During the fourth quarter of 2000, the Company recorded a charge for inventory write-downs of $49.5 million to reduce certain inventories to net realizable value. This charge resulted from a number of factors, including a slowdown in the retail environment and increased pressure due to the filing of the Chapter 11 Cases to liquidate excess, obsolete, and distressed inventory in a shorter time frame than in the past.

Gross margin decreased to 1.9% in 2001, compared to 5.0% in 2000, excluding the inventory write-downs in 2000. The decrease was due to the decline in sales volume, increased unabsorbed overhead costs due to inventory reduction initiatives, increased levels of customer deductions, and lower selling prices.

Selling, General, and Administrative (“SG&A”) Expense. SG&A expense in 2001 decreased $29.1 million from $102.2 million in 2000 to $73.1 million in 2000. The decrease was primarily the result of management’s continued focus on cost controls, particularly in travel, salaries, and general fees and services. In addition, SG&A expense in 2000 included severance payments to the Company’s former chief executive officer and higher bad debt expense resulting from the deteriorating creditworthiness of certain of the Company’s customers.

Impairment of Long-Lived Assets. The Company incurred charges for impairment of long-lived assets of $41.0 million in 2001, compared to $24.4 million in 2000. The 2001 charge includes $36.5 million related to real property and equipment at facilities closed during 2001 and $4.5 million related to assets held for sale. During 2001, the Company announced the closure of facilities in Hawkinsville, Georgia; Rocky Mount, North Carolina; Kannapolis, North Carolina; Columbus, Georgia; Phenix City, Alabama; Tarboro, North Carolina; and Toronto, Canada. The 2000 charge includes $4.6 million related to real property and $19.8 million related to equipment and miscellaneous corporate assets.

The impairment of the manufacturing facilities and equipment resulted from management’s rationalization of production capacity in connection with filing of the Chapter 11 Cases. The impairment reflected management’s estimate of the fair value of the assets as determined by the present value of expected future cash flows to be generated by the assets, including their ultimate disposition.

Restructuring Charges. During 2001, the Company incurred $10.8 million in restructuring charges, of which $6.5 million relates to severance and related benefits associated with employees terminated at the closed facilities discussed above. In addition to the facility closures, the Company implemented an enhanced early retirement plan for certain salaried employees. The Company also undertook a reduction in force among its salaried employees. The charge associated with the early retirement plan and reduction in force was $4.3 million. These actions were undertaken in an effort to reduce manufacturing capacity and lower costs.

Interest and Other Expense. Interest and other expense decreased $42.4 million to $64.7 million in 2001, compared to $107.1 million in 2000. The primary reason for the overall decrease in 2001 resulted from the Company’s filing of the Chapter 11 Cases, which enabled the Company to cease the payment and accrual of interest on all unsecured debt, partially offset by other financing costs. The interest on such unsecured pre-petition debt was approximately $34.3 million in 2001 and $4.0 million in 2000. In addition, the average interest rates on the Company’s debt decreased in comparison to 2000. The average interest rate in 2001 was 7.8%, compared to 10.1% in 2000.

Reorganization Items. During 2001, the Company incurred $31.4 million of reorganization items associated with the Chapter 11 Cases. The charge consists of $17.1 million of fees payable to professionals retained to assist with the Chapter 11 Cases, $10.3 million for rejected contracts and leases, and $5.4 million for a key employee retention program for the Company’s management team and other key employees, offset by net interest income of $1.4 million.

During 2000, Pillowtex incurred $19.4 million of reorganization items. The charge consists of $17.6 million related to the non-cash write-off of the unamortized discount on the Fieldcrest Cannon, Inc. 6% Convertible Subordinated Debentures due 2012 (the “6% Convertible Debentures”) and the non-cash write-off of deferred financing costs associated with other unsecured debt classified as subject to compromise. In addition, the Company incurred $1.8 million in fees payable to professionals retained to assist with the Chapter 11 Cases.

Loss from Discontinued Operations. The loss from operations of the Blanket Division (which the Company sold in September 2001) was $18.3 million in 2001, compared to $115.0 million in 2000. The 2000 loss includes a charge of $88.3 million for impairment of long-lived assets, consisting of $50.0 million related to real property and equipment and $38.3 million related to goodwill, and a charge for inventory write-downs of $19.7 million. These charges were incurred to reflect the Blanket Division at its net realizable value. The loss on disposal of the Blanket Division incurred in 2001 was $3.0 million.

Liquidity and Capital Resources

Exit Revolver Facility

The Company entered into the Exit Revolver Facility on the Effective Date. The Exit Revolver Facility is a three-year $200 million senior secured asset-based non-amortizing revolving credit facility, including a $60 million letter of credit sub-facility. Pillowtex Corporation and certain of its domestic subsidiaries are borrowers under the Exit Revolver Facility, and Pillowtex Corporation’s other domestic and Canadian subsidiaries are guarantors thereunder. The availability of borrowings under the Exit Revolver Facility generally is based on a percentage of eligible accounts receivable and eligible inventory, subject to certain reserves that can be established by the lender. In addition, the borrowers may, at their option, borrow up to a maximum principal amount of $10 million as part of the $200 million facility based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. Any such loan would be partially amortized over the remaining term of the Exit Revolver Facility. The Exit Revolver Facility is secured by a pledge of the stock of the subsidiaries, a first priority lien on the accounts receivable, inventory, and trademarks, as well as certain real property and equipment, of the borrowers and guarantors, and a second priority lien on the primary collateral that secures the Exit Term Loan.

All borrowings under the Exit Revolver Facility bear interest at an annual rate equal to, at Pillowtex’s option, the lender’s prime rate or the prevailing adjusted Eurodollar rate, in either case plus a specified margin determined based on the amount of excess availability and the Company’s leverage ratio. The average interest rate on the Exit Revolver Facility was 4.6% for the seven months ended December 28, 2002. The Exit Revolver Facility includes an unused commitment fee of either 3/8% or 1/2% per annum (depending on excess availability and the leverage ratio), a servicing fee of $5,000 per month, a letter of credit fee of 2 1/2% per annum on the daily outstanding balance of letters of credit issued under the Exit Revolver Facility, an early termination fee in an amount equal to 1/2% of the amount of the maximum credit if the Exit Revolver Facility is terminated in whole prior to its maturity, and a reduction fee in an amount equal to 1/2% of the reduction of the maximum credit if the Company reduces the maximum credit in part at the time of any such reduction.

The Exit Revolver Facility contains a number of negative covenants, which restrict, among other things, Pillowtex’s ability to incur additional debt, pay dividends or make other restricted payments, sell stock of Pillowtex or any of its subsidiaries, grant liens, make loans, advances, and investments, engage in transactions with affiliates, dispose of assets, effect mergers, consolidations, and dissolutions, prepay and refinance debt, and make certain changes in its business. The Exit Revolver Facility also establishes a minimum earnings threshold that applies at any time excess availability is less than $35 million. See “- Adequacy of Capital Resources” below.

As of December 28, 2002, $96.6 million was outstanding under the Exit Revolver Facility and outstanding letters of credit under the Exit Revolver Facility aggregated $27.0 million. Availability as of March 15, 2003 was $62.7 million.

Exit Term Loan

On the Effective Date, Pillowtex also entered into the Exit Term Loan, a $150 million senior five-year term loan secured by a first priority lien on certain real estate, plant, and equipment and a second priority lien on the primary collateral that secures the Exit Revolver Facility. The Exit Term Loan was entered into by Pillowtex in exchange for cancellation of designated post-petition loans having an aggregate principal amount of $150 million which were made to Old Pillowtex, and accordingly, Pillowtex obtained no new funds from the Exit Term Loan. Pillowtex Corporation is the borrower under the Exit Term Loan and substantially all of its subsidiaries are guarantors thereunder.

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

The Exit Term Loan also contains a number of negative covenants, which restrict, among other things, Pillowtex’s ability to incur additional debt, pay dividends or make other restricted payments, sell stock of subsidiaries, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions, prepay debt, and make certain changes in its business, to adopt newly-issued generally accepted accounting standards as appropriate and new tax requirements as they are enacted. The Exit Term Loan requires compliance with a maximum leverage ratio and a minimum interest coverage ratio. Effective September 27, 2002, the Exit Term Loan was amended to add an asset coverage ratio test and a minimum availability requirement under the Exit Revolver Facility (the “Amended Financial Covenants”), which were measured at the end of each fiscal month for the remainder of fiscal year 2002. The amendment also included a waiver of compliance by the Company with the maximum leverage ratio and minimum interest coverage ratio covenants for the third quarter of the 2002 fiscal year. Effective December 20, 2002, the Exit Term Loan was further amended to include a waiver of compliance with the maximum leverage ratio and minimum interest coverage ratio for the fourth quarter of 2002. The amendment also extends through the end of the first fiscal quarter of 2003 the effectiveness of the Amended Financial Covenants. Effective March 27, 2003, the Exit Term Loan was further amended to include a waiver of compliance with certain provisions, including, among others, the maximum leverage ratio and minimum interest coverage ratio for the first quarter of 2003. The amendment also extends through the end of the second fiscal quarter of 2003 the effectiveness of the Amended Financial Covenants.

A failure to comply with any of the covenants contained in the Exit Term Loan would result in an event of default under the Exit Term Loan. Upon the occurrence of an event of default, the term loan lenders would be entitled to declare all amounts outstanding under the Exit Term Loan, including accrued interest and other obligations, to be immediately due and payable, and the term loan lenders would be entitled to proceed against the collateral granted to them to secure the Exit Term Loan. In these circumstances, cross-defaults could occur under the documents governing the Company’s other outstanding debt. Pursuant to the terms of the Exit Revolver Facility, a default by the Company of the financial covenants set forth in the Exit Term Loan will be deemed an event of default under the Exit Revolver Facility if such default continues for more than sixty (60) days and is not waived in writing by or on behalf of the term loan lenders. If the Company fails to comply with any of the covenants in the Exit Term Loan, the Company would anticipate seeking to obtain appropriate waivers or amendments, but there can be no assurance that the Company would be able to obtain any such waiver or amendment. If an event of default occurs and the Company is unable to obtain appropriate waivers or amendments, the Company’s lenders would be entitled to exercise their remedies under the Company’s respective debt instruments, and the Company would no longer have access to borrowings under the Exit Revolver Facility, its principal source of liquidity. In such event, the Company can provide no assurance that alternative financing would be available on terms acceptable to the Company. If these developments were to occur, the Company would have to consider pursuing appropriate restructuring options, which could include a bankruptcy proceeding.

Upon emergence from bankruptcy, the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million utilizing borrowings under the Exit Revolver Facility. Under the Exit Term Loan, Pillowtex has paid or will pay an annual administrative fee of $150,000 on the Effective Date and each anniversary thereof. As of December 28, 2002, $108.5 million was outstanding under the Exit Term Loan.

Industrial Revenue Bonds

The Company presently has obligations in respect of two industrial revenue bond facilities that were reinstated on the Effective Date (the “IRB Facilities”). One of the IRB Facilities is secured by liens on specified plants and equipment and by a letter of credit. The other IRB Facility is secured by a letter of credit. As of December 28, 2002, $11.4 million of bonds in the aggregate were outstanding under the IRB Facilities.

On February 6, 2001, the Bankruptcy Court authorized the Debtors to make scheduled principal and interest payments on the IRB Facilities. Even though these payments were being made, the Debtors remained in default of their obligations under each of the IRB Facilities. On the Effective Date, pursuant to the Plan, the IRB Facilities were reinstated.

During the pendency of the Chapter 11 Cases, two industrial revenue bond facilities matured pursuant to their terms and were paid off by the Debtors pursuant to an order of the Bankruptcy Court. The plant facility associated with another industrial revenue bond financing was closed, and the Debtors agreed to have the Bankruptcy Court lift the automatic stay to enable the lender to foreclose on the equipment collateral to satisfy partially the obligations of the Debtors thereunder.

Capital Lease Obligations

Certain existing operating leases for machinery and equipment were renegotiated as part of the reorganization process. The renegotiated leases have been classified as capital lease obligations. These leases have interest rates between 7.5% and 9%, and have terms from 48 to 60 months. The total amount of operating leases converted into capital lease obligations during the five months ended June 1, 2002 was $24.4 million. As of December 28, 2002, $20.7 million was outstanding under capital lease obligations.

Pension Plans

The assets of the Company’s defined benefit pension plans, like numerous other companies’ similar plans, are, to a substantial degree, invested in the capital markets and managed by third party investment advisors. Given the weak performance of the capital markets, the asset values of the Company’s pension plans have declined, requiring the Company to make cash contributions to its pension plans.

Beginning in the 2003 plan year, the Company, with the consent of the Pension Benefit Guarantee Corporation, adopted an asset valuation smoothing technique for determining cash funding obligations (the “smoothing technique”), which allows for the required cash funding contributions to be spread over five years, thus resulting in a reduction in the cash obligation for plan year 2003 from that which would have otherwise been required under the Company’s prior valuation method. Increases in post-2003 pension cash funding requirements will occur, however, if the performance of the capital markets in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of any such increases could be material. Based on the January 1, 2003 preliminary actuarial valuation of the Company’s pension plans, the Company will be required to make cash contributions to its pension plans of $18.6 million during fiscal year 2003 (which includes $10.6 million for plan year 2002 and $8.0 million for plan year 2003) and $17.5 million in fiscal year 2004 (which includes $6.6 million, the balance of the funding obligation for plan year 2003, and $10.9 million, the minimum amount of quarterly contributions required for plan year 2004). In addition, unless there is a significant recovery in 2003 in the stock market and more specifically a recovery in the equity asset investments of the plans, the Company anticipates that it would be required to make significant additional cash contributions to its pension plans during fiscal year 2005 relating to contribution requirements for plan year 2004, which are measured as of January 1, 2004. The Company will continue to review other potential changes that could reduce the future cash funding obligations of the Company.

Upon each determination of the amount of the contributions required to be made for any fiscal year by the Company in respect of the pension plans, the Company must notify the agent bank (the “Revolver Agent”) under the Exit Revolver Facility of such determination. If the amount required to be contributed is more than $5 million greater than the amount that was required to be contributed for the immediately preceding fiscal year, the Revolver Agent may establish a reserve against availability under the Exit Revolver Facility in an amount equal to such excess. The Company anticipates that such determination will be finalized with respect to the 2003 fiscal year during May 2003. The amount required to be contributed to the pension plans for the 2002 fiscal year is $10.6 million. Consequently, to the extent that on such determination date the amount required to be contributed to the pension plans for the 2003 fiscal year exceeds $15.6 million, the Revolver Agent will be entitled to establish a reserve in the amount equal to such excess. Based on the estimates of the contributions required for fiscal year 2003 above, the Company does not anticipate such a reserve being established during 2003. The creation of such a reserve results in a corresponding reduction in the availability under the Exit Revolver Facility.

The Company anticipates that based on the overall decline in the value of the pension plans’ assets and the current assumptions described in “ – Critical Accounting Policies” above, pension costs reflected in its 2003 operating results will increase by approximately $9 million.

Adequacy of Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and borrowings under the Exit

The Company’s principal sources of liquidity are cash flows from operations and borrowings under the Exit Revolver Facility. After taking into consideration the range of projections of cash flows from operations, anticipated capital expenditures (which the Company estimates will be approximately $9 million during fiscal year 2003, primarily related to updating and maintaining existing facilities and equipment), debt principal repayment requirements, and anticipated pension plan cash funding payments, the Company believes that the excess availability under the Exit Revolver Facility may drop below $35 million at certain times during the second half of 2003. The Company does not believe that it would be able to comply with the minimum earnings threshold contained in its Exit Revolver Facility, which would become effective in such event. As a result of these factors, coupled with the uncertainties as to the results of future negotiations with the Company’s term loan lenders as to revised financial covenants, the Company can provide no assurances that it will have adequate financial resources to meet its anticipated cash requirements for the second half of 2003 and future periods. If the Company is unable to comply with the minimum earnings threshold contained in the Exit Revolver Facility, the Company would anticipate seeking to obtain appropriate waivers or amendments, but there can be no assurance that the Company would obtain any such waiver or amendment. If an event of default occurs and the Company is unable to obtain appropriate waivers or amendments, the Company’s lenders would be entitled to exercise their remedies under the Company’s respective debt instruments, and the Company would no longer have access to borrowings under the Exit Revolver Facility, its principal source of liquidity. In such event, the Company can provide no assurance that alternative financing would be available on terms acceptable to the Company. If these developments were to occur, the Company would have to consider pursuing appropriate restructuring options, which could include a bankruptcy proceeding.

In the event that the Company’s borrowing base, comprised of a percentage of eligible accounts receivable and eligible inventory after reserves, becomes insufficient to support additional borrowing under the Exit Revolver Facility, the borrowers thereunder have the option of borrowing up to a maximum principal amount of $10 million (as part of the overall $200 million commitment) based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. However, since the amount of any such loan is dependent on the appraised value of such real property and equipment at the time the option is exercised by the borrowers, no assurance can be given as to the amount of additional borrowing that would actually be available to the borrowers in such circumstances. In the event that cash flows, together with available borrowings under the Exit Revolver Facility, were not sufficient to meet the Company’s cash requirements, the Company would be required to obtain alternative financing or reduce planned capital expenditures. The Company can provide no assurance that alternative financing would be available on acceptable terms, especially in light of the fact that, except for miscellaneous real property and equipment, substantially all of the Company’s existing assets are pledged as collateral for the Exit Term Loan, Exit Revolver Facility, IRB Facilities, and capital lease obligations, or that reductions in planned capital expenditures would be sufficient to cover any cash shortfalls. Accordingly, the Company’s ability to respond to changing business and economic conditions and to secure additional financing, if needed, would be significantly restricted.

Contractual Obligations and Commercial Commitments

The following table contains the contractual cash obligations outstanding under long-term debt (for which this table comprises the Exit Term Loan and IRB Facilities), capital lease obligations, and operating leases as of December 28, 2002 (dollars in thousands):

	Payments Due by Period

Contractual Obligations	Total	2003- 2004	2005- 2006	2007- 2008	After 2008

Long-term debt (1)	$119,849	13,629	22,272	73,948	10,000
Capital lease obligations (1)	20,705	10,729	9,069	907	—
Operating lease obligations	13,286	8,363	3,346	1,574	3
Cotton purchase commitments	26,969	26,969	—	—	—

Total contractual cash obligations	$180,809	59,690	34,687	76,429	10,003

Other commercial commitments outstanding as of December 28, 2002 are as follows (dollars in thousands):

Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	2003- 2004	2005- 2006	2007- 2008	After 2008

Line of credit (1)	$96,640	—	96,640	—	—
Standby letters of credit	27,490	1,397	26,093	—	—
Commercial letters of credit	869	869	—	—	—

Total commercial commitments	$124,999	2,266	122,733	—	—

   (1)    These amounts are scheduled based upon contractual payment terms and do not reflect the reclassification to current liabilities pursuant to EITF No. 86-30 (see Note 11 to the Company’s consolidated financial statements included elsewhere in this Annual Report).

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 at the beginning of fiscal year 2003, which commences on December 29, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, prohibits the classification of gains and losses from extinguishment of debt as extraordinary unless they meet the criteria defined in APB Opinion No. 30. The provisions of SFAS No. 145 were adopted upon the Statement’s issuance, and as such, the gain recognized by Old Pillowtex on the extinguishment of debt resulting from the emergence from the chapter 11 bankruptcy proceedings has been classified as a reorganization item.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Restatement of previously issued financial statements is not permitted. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements of No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the Company’s consolidated financial statements included elsewhere in this Annual Report.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting membership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. This interpretation is not expected to have a material effect on the Company’s consolidated financial statements included elsewhere in this Annual Report.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pillowtex is exposed to market risk from changes in interest rates on debt and foreign currency exchange rates. Pillowtex’s exposure to interest rate risk consists of floating rate debt based on the prime rate or Eurodollar rate, plus an adjustable margin. The annual impact on the Company’s results of operations of a 100 basis point interest rate change on the December 28, 2002 outstanding balance of the variable rate debt would be $1.1 million. This same calculation for 2001 was $6.6 million.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS OF THE REGISTRANT

The following is a list of directors, their ages, positions and business experience as of March 28, 2003.

Name and Position	Age	Experience

Michael T. Gannaway, Chairman of the Board and Chief Executive Officer	51

Mr. Gannaway has served as Chairman of the Board and Chief Executive Officer since March 2003. From October 2002 to March 2003, Mr. Gannaway served as President of the Company. From 1993 until joining the Company, Mr. Gannaway worked in various positions for Sara Lee Corporation, a global manufacturer and marketer of well-known brand name products for consumers throughout the world. From March 2001 until October 2002, Mr. Gannaway served as President and Chief Executive Officer of Customer Business Teams and Mega Brand Marketing for Sara Lee Branded Apparel, a global business segment of Sara Lee Corporation. From 2000 until February 2001, Mr. Gannaway served as President, Mass Brands for Sara Lee Underwear, a business division of the Branded Apparel unit. From 1996 until 2000, Mr. Gannaway served as President of the Polo Ralph Lauren Underwear and Department Store Brands for Sara Lee Underwear. From 1994 until 1995, Mr. Gannaway served as Vice President of Department Store Brands at Sara Lee Intimates, and from 1993 until 1994, he served as Vice President for the Bali brand at Sara Lee. Prior to joining Sara Lee Corporation, Mr. Gannaway worked in various capacities from 1986 until 1993 for Revlon Inc., including President – Department Store Sales. From 1981 until 1986, Mr. Gannaway served as Vice President of Sales – Men’s Fragrances at Estee Lauder Inc., and from 1973 until 1981, he served in various capacities culminating as the Division Merchandise Manager – Cosmetic/Fashion Accessories at Dayton’s a unit of the Target Corporation.

Bradley I. Dietz	48

Mr. Dietz became a director of the Company in May 2002. Mr. Dietz has served as Managing Director and Partner of Peter J. Solomon Company, Ltd., an investment banking company, since 2001. From 1991 until 2001, Mr. Dietz served as Managing Director of the Institutional Recovery Management Group of Citibank, N.A. (“Citibank”), and from 1987 until 1990, he served as Vice President of the Mergers and Acquisitions Group of Citibank. Prior to joining Citibank, Mr. Dietz served as Vice President-Corporate Finance Department of Bankers Trust Company from 1984 until 1987.

Scott L. Graves	32

Mr. Graves became a director of the Company in September 2002. Mr. Graves currently serves as a Vice President of Oaktree Capital Management, LLC (“Oaktree”), a registered investment adviser specializing in alternative and inefficient investment markets. Prior to joining Oaktree in 2001, Mr. Graves served as a Principal in William E. Simon & Sons’ private equity group where he was responsible for sourcing, structuring, executing and managing corporate leveraged buy-outs and growth capital investments. Before joining William E. Simon & Sons in 1998, Mr. Graves worked at Merrill Lynch & Company in the mergers and acquisitions group, where he focused on leveraged buy-out situations and the valuation of public and private companies. Prior thereto, Mr. Graves worked at Price Waterhouse LLP in the Audit Business Services division. In addition to Pillowtex, Mr. Graves currently serves on the boards of Spalding Holdings Corp, Maidenform, Inc., Excellegence Learning Corp. and Reeves Industries.

Kenneth Liang	42

Mr. Liang became a director of the Company in May 2002. Mr. Liang has served as Managing Director-Distressed Debt of Oaktree since June 2001, and from 1995 until June 2001, he served as General Counsel of Oaktree.

From 1992 until 1995, Mr. Liang served as Senior Vice President-Special Credit Funds of TCW. Prior to joining TCW, Mr. Liang served as Senior Corporate Counsel for Dole Food Company, Inc. (“Dole”), the largest producer and marketer of fresh food products, and prior to serving with Dole, he was an associate with the law firm of O’Melveny & Myers.

CORPORATE OFFICERS OF THE REGISTRANT

The following are the corporate officers of the Company, their ages, position and business experience as of March 28, 2003.

Name and Position (1)	Age	Experience

Michael T. Gannaway(2), Chairman of the Board and Chief Executive Officer	51	See “Item 10. Directors and Officers of the Registrant – Directors of the Registrant” above.

Michael R. Harmon(2), President and Chief Financial Officer	55

Michael R. Harmon has served as President and Chief Financial Officer of the Company since March 2003. From March 2001 to March 2003 Mr. Harmon served as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Harmon spent 13 years at Galey & Lord, Inc., a $1 billion manufacturer of textiles, where he last served as Executive Vice President and Chief Financial Officer. Galey & Lord, Inc. filed for bankruptcy protection under chapter 11 of the Bankruptcy Code on February 19, 2002.

A. Allen Oakley(2), Executive Vice President – Manufacturing	49

A. Allen Oakley has served as Executive Vice President - Manufacturing and a director of the Company since May 2000. Prior to that time and since 1976, Mr. Oakley served in various managerial capacities for the Company and Fieldcrest Cannon.

Richard A. Grissinger, Senior Vice President – Marketing	59

Richard A. Grissinger has served as Senior Vice President - Marketing of the Company since March 2000. From September 1998 to February 2000, he was Senior Vice President - Marketing - Bath of the Company and from December 1997 to September 1998, Mr. Grissinger was Vice President - Marketing for the Department Store Specialty Business of the Company. Mr. Grissinger was Business Manager of the Bath Division of Fieldcrest Cannon from 1995 to December 1997.

John F. Sterling(2), Vice President and General Counsel and Secretary	39

John F. Sterling has served as Vice President and General Counsel of the Company since November 1999 and as Secretary since July 2001. From May 1997 to November 1999, Mr. Sterling was Associate General Counsel of the Company. Prior to joining the Company, Mr. Sterling was an attorney with the law firm of Thompson & Knight, P.C.

Thomas D. D’Orazio(2), Vice President and Corporate Controller	44

Thomas D. D’Orazio has served as Vice President and Corporate Controller of the Company since October 2001. Prior to joining the Company, from December 1998 to September 2001, Mr. D’Orazio was Corporate Controller of Glatfelter, a $0.7 billion global manufacturer of specialty paper and engineered products. From March 1994 to December 1998, Mr. D’Orazio was Assistant Corporate Controller of Mohawk Industries, Inc., a multi-billion producer of woven and tufted broadloom carpet and rugs for residential and commercial applications.

Donald Mallo, Vice President – Human Resources	53

Donald Mallo has served as Vice President - Human Resources of the Company since September 2000. Prior to joining the Company, Mr. Mallo practiced labor and employment law in New York. From 1998 through 1999, Mr. Mallo was Senior Vice President - Human Resources of Grove Worldwide LLC, a leading manufacturer of construction cranes and aerial work platforms. From 1993 to 1998, Mr. Mallo was Executive Vice

President - Human Resources and Counsel for Foamex International, Inc., a large manufacturer of polyurethane foam products for the automotive, furniture, bedding, and medical supply industries. From 1985 until its acquisition by Foamex in 1993, Mr. Mallo was Vice President - Employee Relations for General Felt Industries, Inc., a manufacturer of carpet cushions and related products.

Henry T. Pollock, Vice President and Treasurer	62

Henry T. Pollock has served as Vice President and Treasurer of the Company since March 2001. From June 2000 to November 2000, Mr. Pollock was a consultant to the Company in the areas of finance and treasury and joined the Company full-time in November 2000. Prior to joining the Company, Mr. Pollock was assistant treasurer of Varity Corporation, a $2.5 billion worldwide manufacturer of brake systems and diesel engines.

Deborah G. Poole, Vice President and Chief Information Officer	48

Deborah G. Poole has served as Vice President and Chief Information Officer of the Company since February 1999. Prior to joining the Company, from 1991 to February 1999, Ms. Poole was Corporate Vice President, Information Services of Guilford Mills, Inc., a textile manufacturer. Guilford Mills, Inc. filed for bankruptcy protection under chapter 11 of the Bankruptcy Code on March 13, 2002.

John Wahoski, Vice President – Financial and Operational Analysis	50

John Wahoski has served as Vice President - Financial and Operational Analysis since July 2000. Prior to joining the Company, Mr. Wahoski spent 12 years at TRW Automotive Systems, a $6 billion automotive supplier, and its predecessors where he last served as Director - Financial and Operational Analysis.

   (1)    All executive officers serve at the pleasure of the Board of Directors.

   (2)    Officers subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

____________________________

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires directors and officers of the Company, and persons who own more than 10 percent of the Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of such stock. Directors, officers and beneficial owners of more than 10 percent of the Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and beneficial owners of more than 10 percent of its Common Stock were met during the year ended December 28, 2002.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer and each of the six other most highly compensated executive officers (the “Named Executive Officers”) for their services in 2002, 2001 and 2000.

		Annual Compensation			Long Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Other Annual Compensation ($)(5)	Restricted Stock Awards ($)(6)	Securities Underlying Options (#)	All Other Compensation ($)(7)

David A. Perdue (1)	2002	312,500	2,112,500	724,537	—	600,000	1,110
Chairman and CEO (through March 27, 2003)	2001	—	—	—	—	—	—
	2000	—	—	—	—	—	—

Michael T. Gannaway	2002	103,077	175,000	—	—	100,000	426
Chairman and CEO	2001	—	—	—	—	—	—
	2000	—	—	—	—	—	—

Michael R. Harmon	2002	350,000	50,000	168,881	447,000	90,000	112,993
President	2001	277,083	—	128,825	—	—	56,661
and CFO	2000	—	—	—	—	—	—

A. Allen Oakley	2002	300,000	—	123,193	447,000	90,000	107,108
Executive Vice President -	2001	300,000	—	—	—	—	105,721
Manufacturing	2000	300,000	—	—	—	—	8,004

Richard A. Grissinger	2002	286,000	—	43,182	119,200	24,000	74,275
Senior Vice President-	2001	284,167	—	—	—	—	73,902
Marketing	2000	275,000	—	—	—	7,500	5,627

Anthony T. Williams (2)	2002	278,012	—	155,951	596,000	123,200	1,622,159
President and Chief	2001	400,000	—	135,998	—	—	249,237
Operating Officer (through	2000	147,917	—	19,312	—	40,000	6,020
September 10, 2002)

Scott E. Shimizu (3)	2002	334,135	—	119,735	447,000	90,000	1,181,103
Executive Vice President -	2001	375,000	—	—	—	—	220,485
Sales & Marketing (through	2000	375,000	—	—	—	—	6,271
October 31, 2002)

FOOTNOTES:

   (1)    The Company’s former Chief Executive Officer resigned from the Company effective October 26, 2000. From his departure date until the hiring of Mr. Perdue in July 2002, the Company did not elect or appoint an individual to replace him as the Company’s Chief Executive Officer; however, the Board of Directors appointed a Management Committee consisting of Anthony T. Williams, Scott E. Shimizu, and two former directors to fulfill the duties of the Chief Executive Officer. No additional compensation was paid to the members for their participation on the Management Committee. Mr. Perdue served as Chairman and Chief Executive Officer of the Company from July 2002 until his resignation on March 27, 2003, on which date Mr. Gannaway was promoted to Chairman and Chief Executive Officer of the Company.

   (2)    Mr. Williams served during 2002 as the Company’s President and Chief Operating Officer until his departure from the Company in September 2002.

   (3)    Mr. Shimizu served during 2002 as the Company’s Executive Vice President – Sales and Marketing until his departure from the Company in October 2002.

   (4)    For 2002, the amount for Mr. Perdue includes $1,800,000 paid as a signing bonus to Mr. Perdue ($1,050,000 in cash and the remainder in shares of Common Stock (101,215 shares)), and $312,500 paid in January 2003 as a bonus for his services during 2002, all in accordance with the terms of his employment agreement.

31

   (5)    Certain of the Company’s executive officers receive personal benefits in addition to salary and cash bonuses. For 2002, the amount for Mr. Perdue includes a grossed-up cash payment in the amount of $700,677 paid to Mr. Perdue in January 2003 to be applied towards the tax obligation of Mr. Perdue resulting from the issuance of 101,215 shares of Common Stock as part of his signing bonus. For 2002, the amount for Mr. Harmon includes a grossed-up cash payment in the amount of $45,785 paid to the Internal Revenue Service on behalf of Mr. Harmon to be applied towards the tax obligation resulting from the cash bonus paid to Mr. Harmon in 2002. For 2002, the amounts paid to the following named executive officers include a grossed-up cash payment in the amount indicated paid to the Internal Revenue Service on behalf of each such individual to be applied towards the tax obligation of such individuals resulting from the vesting of a portion of the restricted stock granted to such individuals during 2002: $99,333 for Mr. Harmon; $99,333 for Mr. Oakley; $26,487 for Mr. Grissinger; $132,446 for Mr. Williams; and $99,333 for Mr. Shimizu. The amount of personal benefits has been omitted from the table for each named executive officer for whom the aggregate amount of any benefits did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer. Personal benefit amounts paid that do not exceed 25% of the total personal benefits received have been omitted from this footnote.

   (6)    On July 5, 2002, the Company granted restricted stock awards to certain of its key employees. The following named executive officers received restricted stock awards in the amounts indicated: Mr. Harmon – 60,000 shares; Mr. Oakley – 60,000 shares; Mr. Grissinger – 16,000 shares; Mr. Williams – 80,000 shares; and Mr. Shimizu – 60,000 shares. Restrictions on the restricted stock awards lapsed immediately upon grant with respect to one-third of the shares, while the restrictions on the remaining two-thirds of the shares lapse in equal installments on the first and second anniversary date of the grant. Based on the closing bid price of the Common Stock on December 28, 2002, the aggregate number and value of all restricted stock holdings on such date were: 40,000 shares and $14,000 for Mr. Harmon; 40,000 shares and $14,000 for Mr. Oakley; and 10,667 shares and $3,733 for Mr. Grissinger. No dividends were paid on the restricted stock in 2002. In accordance with the terms of the agreements underlying the grants, the restrictions on all of the restricted stock awarded during 2002 to Messrs. Williams and Shimizu were removed effective on the respective dates of their departure from the Company.

   (7)    For 2002, the amount for Mr. Perdue includes $115 for medical insurance and $995 for group term life insurance; the amount for Mr. Gannaway includes $426 for group term life insurance; the amount for Mr. Harmon includes $105,000 paid under the Retention Plan (as such term is hereinafter defined (see “Key Employee Retention Program” below)); $230 for medical insurance and $3,655 for group term life insurance; the amount for Mr. Oakley includes $90,000 paid under the Retention Plan, $11,358 for medical insurance and $1,350 for group term life insurance; the amount for Mr. Grissinger includes $68,750 paid under the Retention Plan and $1,290 for group term life insurance; the amount for Mr. Williams includes $120,000 paid under the Retention Plan, $1,473,077 paid as severance to Mr. Williams pursuant to the terms of his employment agreement, $21,779 for medical insurance and $2,903 for group term life insurance; and the amount for Mr. Shimizu includes $112,500 paid under the Retention Plan, $994,000 paid as severance to Mr. Shimizu pursuant to the terms of his employment agreement, $6,353 for medical insurance, $1,350 for group term life insurance and $62,500 in consulting fees following his departure from the Company. The amounts for 2002 for certain of the named executive officers also include the following company contributions to the Pillowtex Corporation 401(k) Plan, a qualified ERISA plan:$4,108 for Mr. Harmon; $4,400 for Mr. Oakley; $4,235 for Mr. Grissinger; $4,400 for Mr. Williams; and $4,400 for Mr. Shimizu.

Option Grants in Last Fiscal Year

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)

Name	Number of Securities Underlying Options Granted(#) (2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	5% ($)	10% ($)

David A. Perdue (3)	600,000	46.4	1.45	4/26/2003	354,177	825,384
Michael T. Gannaway	100,000	7.7	1.45	10/11/2009	59,030	137,564
Michael R. Harmon	90,000	6.9	7.45	7/05/2009	272,961	636,115
A. Allen Oakley	90,000	6.9	7.45	7/05/2009	272,961	636,115
Richard A. Grissinger	24,000	1.8	7.45	7/05/2009	72,790	169,631
Anthony T. Williams(3)	123,200	9.5	7.45	12/09/2002	N/A	N/A
Scott E. Shimizu(3)	90,000	6.9	7.45	1/29/2003	N/A	N/A

FOOTNOTES:

   (1)    The values shown are based on the indicated assumed annual rates of appreciation compounded annually. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.

   (2)    With respect to Messrs. Perdue and Gannaway, 25% of the option award vests on each of the first four anniversary dates of the grant, subject to acceleration under certain circumstances. With respect to all other option grants, 33-1/3% of the option award vests on each of the first three anniversary dates of the grant, subject to acceleration under certain circumstances.

   (3)    In accordance with the terms of the agreements underlying the grants, as a result of their departure from the Company, all unexercised option awards granted to Mr. Perdue will expire on April 26, 2003, all unexercised option awards granted to Mr. Williams expired on December 9, 2002 and all unexercised option awards granted to Mr. Shimizu expired on January 29, 2003.

Aggregated Option Exercises in Fiscal 2002 and Option Values at December 28, 2002

			Number of Securities Underlying Unexercised Options at December 28, 2002 (#)			Value of Unexercised In-the-Money Options at December 28, 2002 ($)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable		Unexercisable	Exercisable	Unexercisable

David A. Perdue	—	—	—		600,000	—	—
Michael T. Gannaway	—	—	—		100,000	—	—
Michael R. Harmon	—	—	—		90,000	—	—
A. Allen Oakley	—	—	—		90,000	—	—
Richard A. Grissinger	—	—	—		24,000	—	—
Anthony T. Williams	—	—	—		—	—	—
Scott E. Shimizu	—	—	90,000	(1)	—	—	—

   (1)    In accordance with the terms of the agreement underlying the grant, as a result of his departure from the Company, all unexercised option awards granted to Mr. Shimizu expired on January 29, 2003.

Pension Plan

The Company maintains defined benefit pension plans covering substantially all of its employees, other than employees of the Company’s Canadian subsidiary, Pillowtex Canada Inc., and other employees subject to collective bargaining agreements. The Company funds the pension plans through annual contributions in an amount between the minimum required and the maximum amount that can be deducted for federal income taxes. Prior to January 1, 2000, the Company maintained a pension plan for qualified employees in its Pillow and Pad Division, as well as separate pension plans for qualified employees of two of its subsidiaries, Fieldcrest Cannon and Leshner. On January 1, 2000, the Company merged the pension plans into two new plans covering all of the qualified salaried and hourly employees of the Company.

Certain of the Named Executive Officers have always been subject to the surviving plan; however, prior to January 1, 2000, Scott E. Shimizu was subject to one of the plans that was merged out of existence (the “Prior Pillowtex Plan”). Pursuant to the terms of the new consolidated plan, such participant’s benefits for his years of service prior to January 1, 2000 will continue to be determined using the benefit provisions of the Prior Pillowtex Plan. Accordingly, a separate table is presented to determine the annual benefits available to Mr. Shimizu for his years of service prior to January 1, 2000.

The following tables present certain information concerning annual benefits provided under the pension plans.

For Years of Service Under Prior Plan Formula (1)

Years of Service Average Compensation*(2)	5	10	15	20	25	30	35	40

$125,000	$5,264	$10,528	$15,792	$21,056	$26,320	$31,583	$36,847	$42,111
$150,000	$6,514	$13,028	$19,542	$26,056	$32,570	$39,083	$45,597	$52,111
$175,000	$7,514	$15,028	$22,542	$30,056	$37,570	$45,083	$52,597	$60,111
$200,000	$7,514	$15,028	$22,542	$30,056	$37,570	$45,083	$52,597	$60,111
$250,000	$7,514	$15,028	$22,542	$30,056	$37,570	$45,083	$52,597	$60,111
$275,000	$7,514	$15,028	$22,542	$30,056	$37,570	$45,083	$52,597	$60,111
$300,000	$7,514	$15,028	$22,542	$30,056	$37,570	$45,083	$52,597	$60,111

______________

      *    “Average Compensation” is equal to the average of the highest five years of compensation out of the last ten years of employment.

For Years of Service Under Current Plan Formula (1)

Years of Service Career Average Compensation**(2)	5	10	15	20	25	30	35	40

$125,000	$9,375	$18,750	$28,125	$37,500	$42,188	$46,875	$51,563	$56,250
$150,000	$11,250	$22,500	$33,750	$45,000	$50,625	$56,250	$61,875	$67,500
$175,000	$12,750	$25,500	$38,250	$51,000	$57,375	$63,750	$70,125	$76,500
$200,000	$12,750	$25,500	$38,250	$51,000	$57,375	$63,750	$70,125	$76,500
$250,000	$12,750	$25,500	$38,250	$51,000	$57,375	$63,750	$70,125	$76,500
$275,000	$12,750	$25,500	$38,250	$51,000	$57,375	$63,750	$70,125	$76,500
$300,000	$12,750	$25,500	$38,250	$51,000	$57,375	$63,750	$70,125	$76,500

______________

    **    “Career Average Compensation” is equal to the average of all years of compensation, where years before 1991 are considered to equal 1991 compensation.

FOOTNOTES:

(1)       Estimated years of service as of January 1, 2003 for the named executive officers are as follows:

	Years of Service

Name	Prior Formula	Current Formula

David A. Perdue	0	1
Michael T. Gannaway	0	1
Michael R. Harmon	0	2
A. Allen Oakley	0	27
Richard A. Grissinger	0	24
Anthony T. Williams	0	3
Scott E. Shimizu	18	3

(2)       An employee’s compensation for purposes of determining pension benefits is calculated on substantially the same basis as the employee’s cash compensation set forth in the Summary Compensation Table. The maximum compensation allowed for the purposes of determining benefits under the pension plan is $170,000. Therefore, fiscal 2002 compensation for all employees would be limited to $170,000.

Benefits under the pension plan are integrated with Social Security and are computed as straight life annuities. The benefits shown are not offset by any other Company benefits or by Social Security.

Employment Agreements

Pillowtex has entered into employment agreements with each of the Named Executive Officers. The employment agreements provide for initial annual base salaries, subject to increase in accordance with Company policy. The base salary as of March 28, 2003 for each of the Named Executive Officers was as follows:

Named Executive Officer	Initial Amount Base Salary

David A. Perdue	N/A
Michael T. Gannaway	$500,000
Michael R. Harmon	425,000
A. Allen Oakley	300,000
Richard A. Grissinger	286,000
Anthony T. Williams	N/A
Scott E. Shimizu	N/A

Mr. Perdue’s employment agreement was entered into effective as of July 1, 2002 and had an initial term of four years. Pursuant to the agreement, Mr. Perdue was entitled to a guaranteed bonus equal to one hundred percent (100%) of his base salary for the year ended December 31, 2002, pro-rated based on the salary actually paid to Mr. Perdue during 2002. Accordingly, the Company paid Mr. Perdue a cash bonus of $312,500 in January 2003. In addition, in accordance with the terms of his employment agreement, during 2002, the Company paid Mr. Perdue a signing bonus equal to a total amount of $1,800,000. The signing bonus was paid partly in cash ($1,050,000), with the remainder paid by the issuance of 101,215 shares of Common Stock to Mr. Perdue.

Mr. Perdue’s employment agreement also provided for certain bonus and incentive payments, as well as for certain severance payments and benefits to be provided upon an involuntary termination of employment for reasons other than death, disability or cause or a termination by Mr. Perdue for good reason. The Company believes that Mr. Perdue voluntarily resigned from his employment with the Company without good reason and thus is not entitled to any such payments or severance benefits. In addition, in connection with his voluntary resignation all of Mr. Perdue’s 600,000 unvested options will expire as of April 26, 2003.

Mr. Gannaway’s employment agreement was recently amended to provide that, effective as of March 28, 2003, he would serve as Chairman and Chief Executive Officer of the Company. Pursuant to the terms of his agreement, Mr. Gannaway is eligible to participate in any stock option plan and restricted stock plan adopted by the Company and made available generally to its senior executives. Mr. Gannaway is also eligible to receive an annual bonus equal to a percentage of his base salary upon achievement of annual performance goals to be determined by the Board and the Compensation Committee. If during the term of his agreement, Mr. Gannaway’s employment is involuntarily terminated for reasons other than death, disability or cause, or he terminates employment for good reason no later than four months after the occurrence of an event constituting good reason under the agreement, Pillowtex will pay to Mr. Gannaway in a single lump sum no later than 15 business days after such termination of employment a severance benefit in an amount equal to the sum of (i) all earned and accrued but unpaid base salary, bonus payments and vacation pay, and (ii) $400,000. The Company expects this severance benefit to be secured by a letter of credit to be arranged with a third party (see “Certain Relationships and Related Transactions,” below). In addition, under such circumstances, any Company stock options held by Mr. Gannaway that have not previously terminated or been exercised shall be deemed vested and exercisable and all restrictions on any restricted securities granted by the Company to Mr. Gannaway that have not previously been forfeited shall be removed and the securities shall be fully vested and freely transferable without restrictions (unless otherwise restricted pursuant to applicable securities laws), regardless of whether the vesting/performance conditions set forth in the relevant agreements governing such awards shall have been satisfied. In accordance with the terms of his employment agreement, during 2002, the Company paid Mr. Gannaway a cash signing bonus equal to $175,000.

Mr. Harmon’s employment agreement was recently amended to provide that, effective as of March 28, 2003, he would serve as President and Chief Financial Officer of the Company. Mr. Harmon’s employment agreement was entered into on May 24, 2002 and has an initial term of two years. Pursuant to the terms of his agreement, Mr. Harmon is eligible to participate in any stock option plan and restricted stock plan adopted by the Company and made available generally to its senior executives. If during the term of his agreement, Mr. Harmon’s employment is involuntarily terminated for reasons other than death, disability or cause, or he terminates employment for good reason no later than four months after the occurrence of an event constituting good reason under the agreement, Pillowtex will pay to Mr. Harmon in a single lump sum no later than 15 business days after such termination of employment a severance benefit in an amount equal to the sum of (i) all earned and accrued but unpaid base salary, bonus payments and vacation pay, and (ii) $400,000. The Company expects this severance benefit to be secured by a letter of credit to be arranged with a third party (see “Certain Relationships and Related Transactions,” below). In addition, under such circumstances, any Company stock options held by Mr. Harmon that have not previously terminated or been exercised shall be deemed vested and exercisable and all restrictions on any restricted securities granted by the Company to Mr. Harmon that have not previously been forfeited shall be removed and the securities shall be fully vested and freely transferable without restrictions (unless otherwise restricted pursuant to applicable securities laws), regardless of whether the vesting/performance conditions set forth in the relevant agreements governing such awards shall have been satisfied. Finally, under such circumstances, Mr. Harmon would be entitled to the continuation of certain employee benefits for a period of two years following the termination date of his employment.

Mr. Oakley’s employment agreement was entered into on May 24, 2002 and has an initial term of two years. Pursuant to the terms of his agreement, Mr. Oakley is eligible to participate in any stock option plan and restricted stock plan adopted by the Company and made available generally to its senior executives. If during the term of his agreement, Mr. Oakley’s employment is involuntarily terminated for reasons other than death, disability or cause, or he terminates employment for good reason no later than four months after the occurrence of an event constituting good reason under the agreement, Pillowtex will pay to Mr. Oakley in a single lump sum no later than 15 business days after such termination of employment a severance benefit in an amount equal to the sum of (i) all earned and accrued but unpaid base salary, bonus payments and vacation pay, and (ii) two (2.0) times his base salary and bonuses paid during the preceding twelve months. In addition, under such circumstances, any Company stock options held by Mr. Oakley that have not previously terminated or been exercised shall be deemed vested and exercisable and all restrictions on any restricted securities granted by the Company to Mr. Oakley that have not previously been forfeited shall be removed and the securities shall be fully vested and freely transferable without restrictions (unless otherwise restricted pursuant to applicable securities laws), regardless of whether the vesting/performance conditions set forth in the relevant agreements governing such awards shall have been satisfied. Finally, under such circumstances, Mr. Oakley would be entitled to the continuation of certain employee benefits for a period of two years following the termination date of his employment.

Under the employment agreement with Mr. Grissinger, if his employment is involuntarily terminated for reasons other than death, disability, retirement at or after the earliest retirement age under any company-sponsored pension plan in which he participates or cause, or if following a change in control he terminates employment for good reason no later than six months after the occurrence of an event constituting good reason under the employment agreement, Pillowtex will pay to him a severance benefit equal to his base salary then in effect for a period of 24 months, less any amount received by him under the Retention Plan. The severance benefit shall be paid to Mr. Grissinger as follows: (a) the portion of the severance benefit equal to his annual base salary then in effect, shall be paid in a single lump sum no later than five days after the termination of his employment; and (b) the remainder of the severance benefit shall be paid in equal monthly installments beginning on the first anniversary date of the termination of his employment; provided, however, that he will not be entitled to the remaining amount if he obtains other full-time employment prior to such anniversary and the obligation to pay the remaining amount shall immediately cease if he obtains other full-time employment after such anniversary.

Each employment agreement also includes certain noncompetition, nondisclosure and nonsolicitation provisions.

The Company had also entered into employment agreements with Messrs. Williams and Shimizu. Pursuant to the terms of their respective agreements, both Mr. Williams and Mr. Shimizu received severance payments during 2002 following their departures from the Company (see footnote 5 to Summary Compensation Table). In addition, in order to provide for an orderly transition following his departure from the Company, the Company entered into a consulting agreement with Mr. Shimizu pursuant to which Mr. Shimizu continued to provide sales and marketing services to the Company from November 1, 2002 through January 31, 2003. Pursuant to this agreement, the Company paid Mr. Shimizu a fee of $31,250 per month in exchange for his services.

Pillowtex has entered into similar employment agreements with certain other key employees.

Key Employee Retention Program

To stabilize employee relations, the Company developed a key employee retention plan (the “Retention Plan”), which the Bankruptcy Court approved on March 6, 2001. The Retention Plan is designed to, among other things, ensure that the employees most critical to the Company’s reorganization efforts are provided with sufficient economic incentives and protections to remain with the Company and fulfill their responsibilities through the successful conclusion of the Chapter 11 Cases. The Retention Plan consists of three separate components: (a) a retention incentive plan (the “Retention Incentive Plan”), (b) an emergence performance bonus plan, (the “Emergence Performance Bonus Plan”), and (c) an employee severance plan (the “Severance Plan”).

Under the Retention Incentive Plan, each eligible employee earned a specified retention incentive payment (the “Retention Incentive Payment”), based upon a percentage of his or her salary as determined by the Company’s management, if the employee remained actively employed by the Company on the specified dates. Under the Retention Incentive Plan, three installments were paid on April 9, 2001, November 14, 2001, and May 14, 2002. The final installment of the Retention Incentive Payment of $1.6 million was paid on May 31, 2002. The total amount paid under the Retention Incentive Plan was approximately $6.5 million. Each of the Named Executive Officers except for Mr. Perdue and Mr. Gannaway participated in the Retention Incentive Plan and were paid the following amount under such plan during fiscal year 2002: Mr. Harmon - $105,000; Mr. Oakley - $90,000; Mr. Grissinger - $68,750; Mr. Williams - $120,000; and Mr. Shimizu - $112,500.

No amounts were paid under the Emergence Performance Bonus Plan.

The Severance Plan covers all full-time employees of the Company, the majority of whom are not eligible to participate in any other components of the Retention Plan. With certain exceptions, under the Severance Plan, employees who are terminated for reasons other than death, disability, retirement or cause, are eligible to receive severance benefits equal to one week’s salary for each completed year of service, with a minimum benefit of two weeks’ salary and a maximum of 26 weeks’ salary. In addition, eligible employees are entitled to receive medical insurance, life insurance and certain other benefits.

Restricted Stock Awards

On July 5, 2002, the Company granted restricted stock awards totaling 394,000 shares of Common Stock to certain of its key employees. The restricted stock awards, as provided in the Plan, were made pursuant to the terms of the Equity Incentive Plan. Restrictions on the restricted stock awards lapsed immediately upon grant with respect to one-third of the shares, while the restrictions on the remaining two-thirds of the shares lapse in equal installments on the first and second anniversary date of the grant. Messrs. Harmon, Oakley, Grissinger, Williams, and Shimizu each received restricted stock awards.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Pillowtex consists entirely of non-employee directors. Mr. Dietz and Mr. Jeffry J. Keenan served on the Compensation Committee of Pillowtex during 2002. Prior to the Effective Date, the Compensation Committee of Old Pillowtex consisted entirely of non-employee directors. William B. Madden, Mark A. Petricoff, Mary R. Silverthorne, and Paul G. Gillease served on the Compensation Committee of Old Pillowtex during 2002.

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

The Equity Incentive Plan allows for the grant of nonqualified stock options to directors who are not employees. To date, no such grants have been made under the Equity Incentive Plan to non-employee directors.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists certain information concerning the beneficial ownership of the Company’s Common Stock, as of March 20, 2003, by the following persons:

•         Each person known by the Company to own beneficially more than 5% of the outstanding Common Stock;

•         The executive officers whose names appear in the table set forth under “Item 11. Executive Compensation – Summary Compensation Table” above;

•         Each director of the Company; and

•         All executive officers and directors as a group.

Except as otherwise indicated, the Company believes that the owners named below have sole voting and investment power of the shares of Common Stock listed.

Name	Number of Shares Beneficially Owned	Percent of Class

David A. Perdue	101,215	*
Bradley I. Dietz	0	*
Scott L. Graves (1)	0	*

Kenneth Liang (1)	0	*
Michael T. Gannaway	0	*
Michael R. Harmon	60,066	*
A. Allen Oakley	60,058	*
Richard A. Grissinger	16,000	*
Anthony T. Williams (2)	80,000	*
Scott E. Shimizu (2)	60,000	*
Oaktree Capital Management, LLC (3)	3,839,181	20.1%
Banc of America Strategic Solutions, Inc. (4)	1,494,082	7.8%
Gotham Partners, L.P. (5)	1,242,710	6.5%
Scion Capital, LLC (6)	1,029,200	5.4%
All executive officers and directors as a group (9 persons)	241,339	1.3%

______________

*Less than 1%.

FOOTNOTES:

   (1)    Mr. Graves is a Vice President of Oaktree Capital Management, LLC (“Oaktree”) and Mr. Liang is a Managing Director of Oaktree. The amounts shown for Messrs. Graves and Liang do not include the shares of Common Stock that Oaktree has reported for certain funds and accounts it manages, and both Messrs. Graves and Liang disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

   (2)    Based on information known to the Company as of the last day of employment of Mr. Williams and Mr. Shimizu, as the case may be.

   (3)    The address of Oaktree Capital Management, LLC is 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. Oaktree is the general partner or investment manager of (i) OCM Opportunities Fund III, L.P. which is the direct beneficial owner of 3,771,684 shares of Common Stock, (ii) a third party trust account, which is the direct beneficial owner of 23,840 shares of Common Stock and (iii) a third party separate account, which is the direct beneficial owner of 43,657 shares of Common stock. Although Oaktree may be deemed to beneficially own the securities referenced above for the purposes of the reporting requirements of the Securities Exchange Act of 1934, Oaktree, a registered investment adviser under the Investment Advisers Act of 1940, disclaims any beneficial ownership of the shares of such securities held by the funds and accounts that it manages, except to the extent of any pecuniary interest therein.

   (4)    The address of Banc of America Strategic Solutions, Inc. is 100 North Tryon Street, Charlotte, North Carolina 28255. Represents ownership as of February 14, 2003 and includes 198,690 shares of Common Stock issuable upon the exercise of Warrants, according to the Schedule 13D filed by Banc of America Strategic Solutions, Inc. and other related parties on February 14, 2003.

   (5)    The address of Gotham Partners, L.P. is 110 East 42nd Street, 18th Floor, New York, New York 10017. Represents ownership as of February 14, 2003, according to the Schedule 13G/A filed by Gotham Partners, L.P. and other related parties on February 14, 2003.

   (6)    The address of Scion Capital, LLC is 2055 Gateway Place, Suite 400, San Jose, California 95110. Represents ownership as of September 20, 2002, according to the Schedule 13G filed by Scion Capital, LLC on September 23, 2002.

Equity Compensation Plan Information as of December 28, 2002

The Company maintains the Pillowtex Corporation 2002 Equity Incentive Plan (the “Equity Incentive Plan”), pursuant to which it may grant options to purchase shares of the Company’s Common Stock, stock appreciation rights, annual incentive awards and performance units payable in cash or Common Stock, and restricted stock awards to eligible persons. The following table provides information about equity awards under the Equity Incentive Plan.

Equity Compensation Plan Information at December 28, 2002

Weighted-Average	Number of Securities Remaining Available for Future Issuance Under
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Exercise Price of Outstanding Options, Warrants and Rights (b)	Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by shareholders	1,163,500	$3.84	1,387,613	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	1,163,500	$3.84	1,387,613

   (1)    All 1,387,613 shares of Common Stock remaining available for future issuance under the Equity Incentive Plan may be issued in respect of restricted stock awards or in settlement of annual incentive awards or performance units.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Oaktree, as agent on behalf of certain managed funds and accounts, is a lender under the Company’s Exit Term Loan. As such, in 2002, the Company assumes that Oaktree received its proportionate share of interest payments and amendment fees paid to the agent of the Exit Term Loan for the benefit of term loan lenders during 2002. Messrs. Graves and Liang, each a director of the Company, respectively is a Vice President and a Managing Director of Oaktree.

The Company expects to arrange for letters of credit with a third-party bank for the purpose of securing the Company’s obligation to pay severance benefits that would become payable to Messrs. Gannaway and Harmon upon certain terminations of employment (see “Employment Agreements,” above). The Named Executive Officers would only be entitled to draw on such letters of credit in the event the Company failed to meet its obligation following any such termination.

ITEM 14.       CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures. Within the 90-day period prior to the filing of this Annual Report, an evaluation was performed under the supervision and with the participation of Pillowtex’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Pillowtex’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that all material information required to be filed in this Annual Report has been made known to them on a timely basis.

(b)       Changes in internal controls. There were no significant changes in Pillowtex’s internal controls, or in other factors that could significantly affect Pillowtex’s internal controls, subsequent to the most recent evaluation of internal controls performed by the Company.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this Report:

Page

1. Consolidated Financial Statements:

Independent Auditors’ Report	F-2

Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001	F-3

Consolidated Statements of Operations for the seven months ended December 28, 2002, the five months ended June 1, 2002 and the years ended December 29, 2001 and December 30, 2000	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the seven months ended December 28, 2002, the five months ended June 1, 2002 and the years ended December 29, 2001 and December 30, 2000	F-5

Consolidated Statements of Cash Flows for the seven months ended December 28, 2002, the five months ended June 1, 2002 and the years ended December 29, 2001 and December 30, 2000	F-6

Notes to Consolidated Financial Statements	F-7

2.         Financial Statement Schedule. The following financial statement schedule of Pillowtex for the seven months ended December 28, 2002, five months ended June 1, 2002, and fiscal years ended December 29, 2001 and December 30, 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Pillowtex:

Schedule II – Valuation and Qualifying Accounts	S-1

3. Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

2.1

Agreement and Plan of Merger, dated as of September 10, 1997, by and among Pillowtex Corporation, Pegasus Merger Sub, Inc., and Fieldcrest Cannon, Inc. (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus forming a part of Old Pillowtex Corporation’s Registration Statement on Form S-4 (No. 333-36663))

2.2

Amendment to Agreement and Plan of Merger, dated as of September 23, 1997, by and among Pillowtex Corporation, Pegasus Merger Sub, Inc., and Fieldcrest Cannon, Inc. (incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus forming a part of Old Pillowtex Corporation’s Registration Statement on Form S-4 (No. 333-36663))

2.3

Asset Purchase Agreement, dated as of July 27, 2001 between Beacon Manufacturing Co. and Beacon Acquisition Co. (incorporated by reference to Exhibit 2.1 to Old Pillowtex Corporation’s Current Report on Form 8-K dated August 23, 2001)

2.4

First Amendment to Asset Purchase Agreement, dated September 6, 2001 between Beacon Manufacturing Co. and Beacon Acquisition Co. (incorporated by reference to Exhibit 2.2 to Old Pillowtex Corporation’s Current Report on Form 8-K dated September 6, 2001)

2.5

Second Amended Joint Plan of Reorganization of Pillowtex Corporation and Its Debtor Subsidiaries, dated March 6, 2002 (incorporated by reference to Exhibit 99.1 to Old Pillowtex Corporation’s Current Report on Form 8-K dated March 11, 2002)

3.1	Certificate of Incorporation of Pillowtex Corporation (incorporated by reference to Exhibit 4.2 to Pillowtex Corporation’s Current Report on Form 8-K dated May 24, 2002)

3.2	Bylaws of Pillowtex Corporation (incorporated by reference to Exhibit 4.3 to Pillowtex Corporation’s Current Report on Form 8-K dated May 24, 2002)

4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to Pillowtex Corporation’s Current Report on Form 8-K dated May 24, 2002)

4.2	Warrant Agreement (incorporated by reference to Exhibit 4.4 to Pillowtex Corporation’s Current Report on Form 8-K dated May 24, 2002)

4.3	Form of Warrant Certificate (incorporated by reference to Exhibit A to Exhibit 4.4 to Pillowtex Corporation’s Current Report on Form 8-K dated May 24, 2002)

4.3	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.6 to Pillowtex Corporation’s Current Report on Form 8-K dated May 24, 2002, as amended by a Form 8-K/A (Amendment No. 1))

10.1

Loan and Security Agreement dated May 24, 2002, among Pillowtex Corporation, various subsidiaries of Pillowtex Corporation, Congress Financial Corporation, as Agent, and the Financial Institutions named therein (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation’s Current Report on Form 8-K dated May 24, 2002, as amended by a Form 8-K/A (Amendment No. 1))

10.2

First Amendment to Loan and Security Agreement dated May 24, 2002, among Pillowtex Corporation, various subsidiaries of Pillowtex Corporation, Congress Financial Corporation, as Agent, and the Financial Institutions named therein

10.3

Term Loan Agreement dated as of May 24, 2002, among Pillowtex Corporation, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.2 to Pillowtex Corporation’s Current Report on Form 8-K dated May 24, 2002, as amended by a Form 8-K/A (Amendment No. 1))

10.4

First Amendment to Term Loan Agreement, dated as of June 28, 2002, among Pillowtex Corporation, Bank of America, N.A., as Administrative Agent and a Lender, and the Lenders named therein (incorporated by reference to Exhibit 10.8 to Pillowtex Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

10.5

Waiver, Consent and Second Amendment to Term Loan Agreement, dated to be effective as of September 27, among Pillowtex Corporation, Bank of America, N.A., as Administrative Agent and a Lender, and the Lenders named therein (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation’s Current Report on Form 8-K dated September 24, 2002)

10.6

Waiver, Consent and Third Amendment to Term Loan Agreement, dated to be effective as of December 20, 2002, among Pillowtex Corporation, Bank of America, N.A., as Administrative Agent and a Lender, and the Lenders named therein (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation’s Current Report on Form 8-K dated December 20, 2002)

10.7

Industrial Lease, dated as of November 23, 1992, between Angel and Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.21 to Pillowtex Corporation’s Registration Statement on Form S-1 (No. 33-57314))

10.8

Second Amendment to Lease entered into in September 1997 between Angel and Jean Echevarria and Pillowtex Corporation (incorporated by reference to Exhibit 10.17 to Pillowtex Corporation’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998)

10.9*	Form of Confidentiality and Noncompetition Agreement (incorporated by reference to Exhibit 10.27 to Pillowtex Corporation’s Registration Statement on Form-S-1 (No. 33-57314))

10.10*	Form of Indemnification Agreement entered into between Pillowtex Corporation and its directors and executive officers

10.11*	Schedule of Indemnification Agreements pursuant to Instruction 2 of Item 601

10.12*	Pillowtex Corporation 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.36 to Pillowtex Corporation’s Registration Statement on Form S-8 (No. 333-91482))

10.13*	Amendment No. 1 to Pillowtex Corporation 2002 Equity Incentive Plan

10.14*

Restated Employment Agreement dated August 1, 2002 and effective as of July 1, 2002, between Pillowtex Corporation and David A. Perdue (incorporated by reference to Exhibit 10.1 to Pillowtex Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

10.15*	Employment Agreement dated October 1, 2002, between Pillowtex Corporation and Michael T. Gannaway

10.16*	Amendment No. 1 to Employment Agreement dated October 1, 2002, between Pillowtex Corporation and Michael T. Gannaway

10.17*

Employment Agreement dated May 24, 2002, between Pillowtex Corporation and Michael R. Harmon (incorporated by reference to Exhibit 10.3 to Pillowtex Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

10.18*

Employment Agreement dated May 24, 2002, between Pillowtex Corporation and Scott E. Shimizu (incorporated by reference to Exhibit 10.4 to Pillowtex Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

10.19*

Employment Agreement dated May 24, 2002, between Pillowtex Corporation and A. Allen Oakley (incorporated by reference to Exhibit 10.5 to Pillowtex Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

10.20*

Employment Agreement entered into between Pillowtex Corporation and Richard A. Grissinger, dated as of April 1, 2001 (incorporated by reference to Exhibit 10.48 to Old Pillowtex Corporation’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001)

10.21*

Pillowtex Corporation Executive Medical Expense Reimbursement Plan, effective as of January 1, 1998 (incorporated by reference to Exhibit 10.2 to Old Pillowtex Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1998)

21.1	List of Pillowtex Corporation’s Principal Operating Subsidiaries

23.1	Consent of KPMG LLP

99.1

Second Amended Joint Plan of Reorganization of Pillowtex Corporation and Its Debtor Subsidiaries (incorporated by reference to Exhibit 99.2 to Pillowtex Corporation’s Current Report on Form 8-K dated March 11, 2002)

99.2

Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code for the Second Amended Joint Plan of Reorganization of Pillowtex Corporation and Its Debtor Subsidiaries (incorporated by reference to Exhibit 99.3 to Pillowtex Corporation’s Current Report on Form 8-K dated March 11, 2002)

99.3	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.4	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

b)        Reports On Form 8-K.

During the quarter ended December 28, 2002, Pillowtex filed the following Current Report on Form 8-K:

Current Report on Form 8-K, dated November 12, 2002 and filed November 12, 2002, reporting information under “Item 9. Regulation FD Disclosure” regarding the certifications made by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied Pillowtex’s Quarterly Report on Form 10-Q for the period ended September 28, 2002.

Current Report on Form 8-K, dated December 20, 2002 and filed December 20, 2002, reporting information under “Item 5. Other Events and Regulation FD Disclosure” regarding an amendment to the Company’s Exit Term Loan.

_______________

      *    Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

PILLOWTEX CORPORATION
By:	/s/ MICHAEL T. GANNAWAY

Michael T. Gannaway Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

Signatures	Title

/s/ MICHAEL T. GANNAWAY	Chairman of the Board and Chief Executive Officer; Director (Principal Executive Officer)

Michael T. Gannaway

/s/ MICHAEL R. HARMON	President and Chief Financial Officer (Principal Financial Officer)

Michael R. Harmon

/s/ BRADLEY I. DIETZ	Director

Bradley I. Dietz

/s/ SCOTT L. GRAVES	Director

Scott L. Graves

/s/ KENNETH LIANG	Director

Kenneth Liang

/s/ THOMAS D. D’ORAZIO	Vice President and Corporate Controller (Principal Accounting Officer)

Thomas D. D’Orazio

CERTIFICATIONS

I, Michael T. Gannaway, certify that:

1.        I have reviewed this annual report on Form 10-K of Pillowtex Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ MICHAEL T. GANNAWAY

Michael T. Gannaway Chief Executive Officer

I, Michael R. Harmon, certify that:

1.        I have reviewed this annual report on Form 10-K of Pillowtex Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ MICHAEL R. HARMON

Michael R. Harmon President and Chief Financial Officer

PILLOWTEX CORPORATION AND SUBSIDIARIES

Independent Auditors’ Report	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001	F-3

Consolidated Statements of Operations for the seven months ended December 28, 2002, five months ended June 1, 2002, and years ended December 29, 2001 and December 30, 2000	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the seven months ended December 28, 2002, five months ended June 1, 2002, and years ended December 29, 2001 and December 30, 2000	F-5

Consolidated Statements of Cash Flows for the seven months ended December 28, 2002, five months ended June 1, 2002, and years ended December 29, 2001 and December 30, 2000	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule for seven months ended December 28, 2002, five months ended June 1, 2002, and years ended December 29, 2001 and December 30, 2000

Schedule II – Valuation and Qualifying Accounts	S-1

Independent Auditors’ Report

The Board of Directors and Shareholders
Pillowtex Corporation:

We have audited the consolidated financial statements of Pillowtex Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pillowtex Corporation and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the seven-month period ended December 28, 2002, the five-month period ended June 1, 2002, and each of the two years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective December 30, 2001, Pillowtex Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which resulted in a change in the Company’s method of accounting for goodwill and intangible assets.

The accompanying consolidated financial statements have been prepared assuming Pillowtex Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on November 14, 2000, Pillowtex Corporation, and substantially all of its subsidiaries (collectively, the Debtors) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (Chapter 11). The Debtors operated their business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in Delaware (the Bankruptcy Court) from November 14, 2000 until May 24, 2002. On May 24, 2002, the Bankruptcy Court approved the Debtors’ plan of reorganization and the Debtors emerged from their Chapter 11 proceedings. Pillowtex Corporation and subsidiaries, the successor companies, have incurred significant operating losses and negative operating cash flows since their emergence from their Chapter 11 proceedings on May 24, 2002, and when considered with other matters discussed in Note 1 to the consolidated financial statements raise substantial doubt about their ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP
Charlotte, North Carolina March 28, 2003

PILLOWTEX CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 28, 2002 and December 29, 2001
(in thousands of dollars, except for par value)

	Successor	Predecessor

	December 28, 2002	December 29, 2001

ASSETS
Current assets:
Cash and cash equivalents (including restricted cash of $1,764 as of December 28, 2002 and $3,861 as of December 29, 2001)	$8,658	40,388
Receivables:
Trade, less allowances of $9,384 as of December 28, 2002 and $9,276 as of December 29, 2001	150,097	144,727
Other	2,219	4,478
Inventories	188,101	200,578
Assets held for sale	17,356	6,075
Prepaid expenses	6,554	3,604
Net assets of discontinued operations	—	1,358

Total current assets	372,985	401,208
Property, plant, and equipment, less accumulated depreciation of $8,124 as of December 28, 2002 and $172,938 as of December 29, 2001	166,992	453,440
Intangible assets, at cost less accumulated amortization of $925 as of December 28, 2002 and $40,899 as of December 29, 2001	48,878	221,729
Other assets	2,731	11,250

Total assets	$591,586	1,087,627

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Checks not yet presented for payment	$10,168	285
Accounts payable	32,644	34,834
Accrued expenses	87,057	59,837
Current portion of long-term debt	222,324	356
Current portion of long-term debt in default	—	660,893
Long-term debt in default	—	10,920

Total current liabilities	352,193	767,125
Long-term debt, less current portion	14,870	645
Noncurrent liabilities	119,355	48,950

Total liabilities not subject to compromise	486,418	816,720
Liabilities subject to compromise	—	500,840

Total liabilities	486,418	1,317,560
Predecessor Series A redeemable convertible preferred stock, $0.01 par value; 81,411 shares issued and outstanding as of December 29, 2001	—	99,185
Stockholders’ equity (deficit):
Successor preferred stock, $0.01 par value; authorized 10,000,000 shares	—	—
Predecessor preferred stock, $0.01 par value; authorized 20,000,000 shares; only Series A issued	—	—
Successor common stock, $0.01 par value; authorized 50,000,000 shares; 19,095,215 shares issued and outstanding as of December 28, 2002	191	—
Predecessor common stock, $0.01 par value; authorized 55,000,000 shares; 14,250,892 shares issued and outstanding as of December 29, 2001	—	143
Additional paid-in capital	195,118	160,120
Accumulated deficit	(27,634)	(461,186)
Treasury stock, at cost	(163)	—
Deferred compensation	(730)	—
Accumulated other comprehensive loss	(61,614)	(28,195)

Total stockholders’ equity (deficit)	105,168	(329,118)

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$591,586	1,087,627

See accompanying notes to consolidated financial statements.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Seven Months ended December 28, 2002, Five Months ended June 1, 2002, Year ended December 29, 2001 and
Year ended December 30, 2000
(in thousands of dollars, except for per share data)

	Successor	Predecessor

	Seven Months Ended December 28, 2002	Five Months Ended June 1, 2002	Year Ended December 29, 2001	Year Ended December 30, 2000

Net sales	$554,842	380,050	1,011,888	1,234,817
Cost of goods sold	520,348	371,941	992,540	1,222,572

Gross profit	34,494	8,109	19,348	12,245
Selling, general, and administrative expenses	48,186	25,127	73,108	102,166
Impairment of long-lived assets	1,197	31,111	40,961	24,400
Restructuring charges	1,215	4,233	10,759	—

Loss from operations	(16,104)	(52,362)	(105,480)	(114,321)
Interest and other expense (contractual interest of $30,481 in five months ended June 1, 2002, $98,929 in 2001 and $111,061 in 2000)	11,530	16,832	64,666	107,062

Loss from continuing operations before reorganization items and income taxes	(27,634)	(69,194)	(170,146)	(221,383)
Reorganization items:
Gain on cancellation of pre-petition liabilities	—	(856,375)	—	—
Fresh start adjustments	—	391,091	—	—
Other	—	66,633	31,401	19,368

Total reorganization items	—	(398,651)	31,401	19,368

Income (loss) from continuing operations before income taxes	(27,634)	329,457	(201,547)	(240,751)
Income tax benefit	—	(7,157)	—	(93,361)

Net income (loss) from continuing operations	(27,634)	336,614	(201,547)	(147,390)
Discontinued operations:
Loss from operations, net of income tax benefit of $11,399 in 2000	—	—	(18,258)	(115,018)
Loss on disposal	—	—	(2,956)	—

Loss from discontinued operations	—	—	(21,214)	(115,018)

Net income (loss)	(27,634)	336,614	(222,761)	(262,408)
Preferred dividends and accretion	—	7,467	16,358	8,928

Income (loss) applicable to common shareholders	$(27,634)	329,147	(239,119)	(271,336)

Basic and diluted loss per common share -
Loss applicable to common shareholders	$(1.46)

Weighted average common shares -
Basic and diluted	18,984

See accompanying notes to consolidated financial statements.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Deficit)
Seven Months ended December 28, 2002, Five Months ended June 1, 2002, Year ended December 29, 2001 and Year ended December 30, 2000
(in thousands of dollars, except for per share data)

	Common Stock

	Number of shares	Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury Stock	Deferred compensation	Accumulated Other comprehensive income (loss)	Total stockholders’ Equity (deficit)

Predecessor:
Balance at January 1, 2000	14,261,886	$143	$160,515	$49,269	$—	$—	$(2,538)	$207,389
Comprehensive loss:
Net loss	—	—	—	(262,408)	—	—	—	(262,408)
Currency translation adjustments	—	—	—	—	—	—	84	84

Total comprehensive loss								(262,324)

Restricted stock – amortization and forfeitures	(15,469)	—	(586)	—	—	—	807	221
Issuance of common stock – convertible debentures	5,652	—	191	—	—	—	—	191
Accretion of Series A Preferred Stock	—	—	—	(216)	—	—	—	(216)
Preferred stock dividends	—	—	—	(8,712)	—	—	—	(8,712)

Balance at December 30, 2000	14,252,069	143	160,120	(222,067)	—	—	(1,647)	(63,451)
Comprehensive loss:
Net loss	—	—	—	(222,761)	—	—	—	(222,761)
Currency translation adjustments	—	—	—	—	—	—	(143)	(143)
Excess of additional pension liability over unrecognized prior service cost	—	—	—	—	—	—	(26,405)	(26,405)

Total comprehensive loss								(249,309)

Cancellation of restricted stock	(1,177)	—	—	—	—	—	—	—
Accretion of Series A Preferred Stock	—	—	—	(216)	—	—	—	(216)
Preferred stock dividends	—	—	—	(16,142)	—	—	—	(16,142)

Balance at December 29, 2001	14,250,892	143	160,120	(461,186)	—	—	(28,195)	(329,118)
Comprehensive loss:
Net loss excluding plan of reorganization and fresh start adjustments	—	—	—	(128,670)	—	—	—	(128,670)
Currency translation adjustments	—	—	—	—	—	—	(30)	(30)

Total comprehensive loss								(128,700)

Accretion of Series A Preferred
Stock	—	—	—	(90)	—	—	—	(90)
Preferred dividends declared	—	—	—	(7,377)	—	—	—	(7,377)
Effect of plan of reorganization and fresh start adjustments:
Cancellation of old common stock	(14,250,892)	(143)	(160,120)	—	—	—	—	(160,263)
Issuance of new common stock and warrants	18,600,000	186	191,438	—	—	—	—	191,624
Other fresh start adjustments	—	—	—	597,323	—	—	28,225	625,548

Successor:
Balance at June 1, 2002	18,600,000	186	191,438	—	—	—	—	191,624
Comprehensive loss:
Net loss	—	—	—	(27,634)	—	—	—	(27,634)
Currency translation adjustment	—	—	—	—	—	—	(113)	(113)
Excess of additional pension liability over unrecognized prior service cost	—	—	—	—	—	—	(61,501)	(61,501)

Total comprehensive loss								(89,248)

Issuance of restricted stock	394,000	4	2,931	—	—	(2,935)	—	—
Issuance of stock bonus	101,215	1	749	—	—	—	—	750
Amortization of deferred compensation	—	—	—	—	—	2,180	—	2,180
Forfeiture of restricted stock (3,333 shares)	—	—	—	—	(25)	25	—	—
Treasury stock purchased (41,780 shares)	—	—	—	—	(138)	—	—	(138)

Balance at December 28, 2002	19,095,215	$191	$195,118	$(27,634)	$(163)	$(730)	$(61,614)	$105,168

See accompanying notes to consolidated financial statements.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Seven Months Ended December 28, 2002, Five Months Ended June 1, 2002, Year Ended December 29, 2001 and
Year Ended December 30, 2000
(in thousands of dollars)

	Successor	Predecessor

	Seven Months Ended December 28, 2002	Five Months Ended June 1, 2002	Year Ended December 29, 2001	Year Ended December 30, 2000

Cash flows from operating activities:
Net income (loss)	$(27,634)	336,614	(222,761)	(262,408)
Adjustments to reconcile net income (loss) to net provided by (used in) operating activities:
Gain on cancellation of pre-petition liabilities	—	(856,375)	—	—
Fresh start adjustments	—	391,091	—	—
Loss from discontinued operations	—	—	21,214	115,018
Depreciation and amortization	8,257	18,880	53,785	57,517
Long-lived asset impairment	1,197	31,111	40,961	24,400
Write-down of inventory	—	—	—	49,538
Amortization of deferred compensation	2,180	—	—	—
Other reorganization items	—	—	(118)	17,528
Deferred income taxes	—	—	—	(93,361)
Changes in assets and liabilities, net of effects of fresh start adjustments and divestiture of the Blanket Division:
Trade receivables	(25,797)	20,807	44,337	47,371
Inventories	(1,378)	(3,085)	60,720	51,305
Accounts payable and accrued expenses	994	(994)	23,388	(3,126)
Other assets and liabilities	2,915	42,845	13,325	22,132

Net cash provided by (used in) continuing operations	(39,266)	(19,106)	34,851	25,914

Net cash provided by discontinued operations	—	894	3,365	9,072

Cash flows from investing activities:
Proceeds from sale of assets held for sale and property, plant and equipment	3,310	1,058	4,589	4,925
Proceeds from sale of Blanket Division	—	—	11,153	—
Purchases of property, plant and equipment	(8,085)	(28,491)	(12,832)	(33,197)

Net cash provided by (used in) investing activities	(4,775)	(27,433)	2,910	(28,272)

Cash flows from financing activities:
Increase (decrease) in checks not yet presented for payment	4,932	4,951	(11,785)	(8,427)
Borrowings on revolving credit loans	597,624	70,956	—	849,413
Repayments of revolving credit loans	(560,012)	(11,933)	—	(736,078)
Retirement of long-term debt	(6,550)	(41,218)	(19,882)	(82,198)
Payments of debt issuance costs	(794)	—	(1,253)	(2,100)

Net cash provided by (used in) financing activities	35,200	22,756	(32,920)	20,610

Net change in cash and cash equivalents	(8,841)	(22,889)	8,206	27,324
Cash and cash equivalents at beginning of period	17,499	40,388	32,182	4,858

Cash and cash equivalents at end of period	$8,658	17,499	40,388	32,182

See accompanying notes to consolidated financial statements.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
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

•         designated post-petition loans having an aggregate principal amount of $150 million were cancelled in exchange for the issuance by Pillowtex of $150 million aggregate principal amount of notes under a new secured term loan (the “Exit Term Loan”) (the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million (see note 11));

•         executory contracts or unexpired leases to which any Debtor was a party were assumed, assumed and assigned, or rejected;

•         industrial revenue bonds in the aggregate principal amount of $11.4 million were reinstated;

•         members of the boards of directors and officers of Pillowtex and the other reorganized Debtors were elected and began serving their respective terms; and

•         the overall corporate structure was simplified through the restructuring and dissolution of certain of Old Pillowtex’s subsidiaries.

On the Effective Date, (a) 18,600,000 shares of Common Stock and Warrants initially exercisable to purchase 3,529,412 shares of Common Stock were issued for distribution in respect of claims against the Debtors, (b) 3,529,412 shares of Common Stock were reserved for issuance upon the exercise of Warrants, and (c) 1,400,000 shares of Common Stock were reserved for issuance in satisfaction of awards under the Pillowtex Corporation 2002 Equity Incentive Plan (the “Equity Incentive Plan”), which was implemented in accordance with the Plan. In addition, on the Effective Date, Pillowtex entered into a three-year $200 million senior secured asset-based non-amortizing revolving credit facility, including a $60 million letter of credit sub-facility (the “Exit Revolver Facility”)

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

with Congress Financial Corporation as agent for a syndicate of lenders. See note 11 for a more detailed description of the Exit Revolver Facility.

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

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

The following table reflects the reorganization adjustments to Old Pillowtex’s consolidated balance sheet as of June 1, 2002 (unaudited):

	Predecessor	Plan of Reorganization		Fresh Start Adjustments		Successor

Assets:
Current assets	$364,936	—		(953	) (e)	363,983
Property, plant, and equipment, net	456,739	—		(288,321	) (f)	168,418
Intangibles, net	229,440	—		(179,309	) (g)	50,131
Other assets	5,946	—		(3,087	) (e)	2,859

Total assets	$1,057,061	—		(471,670)		585,391

Liabilities and stockholders’ equity (deficit):
Liabilities not subject to compromise:
Checks not yet presented for payment, accounts payable, and accrued expenses	$101,873	7,393	(a)	4,689	(e)	113,955
Long-term debt	194,901	11,380	(b)	—		206,281
Long-term debt in default	520,104	(520,104	) (c)	—		—
Noncurrent liabilities	52,147	—		21,384	(e)	73,531

Total liabilities not subject to compromise	869,025	(501,331)		26,073		393,767
Liabilities subject to compromise	546,668	(546,668	) (c)	—		—

Total liabilities	1,415,693	(1,047,999)		26,073		393,767

Redeemable convertible preferred stock	106,652	—		(106,652	) (h)	—

Stockholders’ equity (deficit)	(465,284)	1,047,999	(d)	(391,091	) (h)	191,624

Total liabilities and stockholders’ equity (deficit)	$1,057,061	—		(471,670)		585,391

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

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

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

The accompanying consolidated financial statements for the five months ended June 1, 2002 (Predecessor), the years ended December 29, 2001 and December 30, 2000 and as of December 29, 2001 (Predecessor) have been presented in accordance with SOP 90-7 and assumed that the Debtors would continue as a going concern. In the Chapter 11 Cases, substantially all unsecured liabilities and under-secured liabilities as of the Petition Date were subject to compromise or other treatment under the Plan. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of the Chapter 11 Cases have been segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 29, 2001.

Pursuant to SOP 90-7, professional fees and other costs associated with the Chapter 11 Cases were expensed as incurred and reported as reorganization items. Interest expense was reported only to the extent that it was to be paid during the Chapter 11 Cases.

Pillowtex’s consolidated financial statements have been prepared assuming Pillowtex will continue as a “going concern.” Continuing adverse conditions in the general economic environment, the effect of those conditions on the retail industry through which the Company sells a substantial portion of its products, and intense domestic and foreign competition have had a negative impact on the Company’s cash flows and results from operations and therefore on its ability to comply with certain financial covenants previously established by its revolver and term loan lenders. Because of the uncertainties as to the results of future negotiations with the Company’s revolver and term loan lenders as to revised financial covenants and therefore as to the adequacy of the Company’s financial resources to meet its anticipated cash requirements for the second half of 2003 and future periods (such uncertainties being more fully discussed in Note 11, “Long Term Debt and Liquidity – Adequacy of Capital Resources”), there is substantial doubt about Pillowtex’s ability to continue as a “going concern.” The continuation of the Company as a “going concern” is dependent upon, among other things, Pillowtex’s ability to comply with the terms of the Exit Revolver Facility and the Exit Term Loan and Pillowtex’s ability to generate sufficient cash from operations and financing arrangements to meet its obligations. If the “going concern” basis was not appropriate for Pillowtex’s consolidated financial statements, then significant adjustments might be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

(2)       Summary of Significant Accounting Policies

(a)     Principles of Consolidation

The consolidated financial statements include the financial statements of Pillowtex and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)     Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year 2000 ended December 30, 2000 and fiscal year 2001 ended December 29, 2001. Each fiscal year includes the results of operations for 52 weeks. Due to the Company’s emergence from the Chapter 11 Cases on May 24, 2002, fiscal year 2002 has been presented as two accounting periods: the five months ended June 1, 2002 and the seven months ended December 28, 2002.

(c)     Statements of Cash Flows

For purposes of reporting cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. At December 28, 2002 and December 29,

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

2001, approximately $1.8 million and $3.9 million, respectively, in cash was held by the lenders under the Company’s DIP Financing Facility (see note 11) as collateral for outstanding letters of credit.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

Supplemental disclosures of cash flow information:

	Successor	Predecessor

	Seven Months Ended December 28, 2002	Five Months Ended June 1, 2002	Year Ended December 29, 2001	Year Ended December 30, 2000

Cash paid (received) during the period for:
Interest	$8,053	17,758	74,313	87,535

Income taxes	$(7,163)	10	(759)	(2,706)

Supplemental disclosure of noncash financing information:

During the seven months ended December 28, 2002, the Company granted a bonus of 101,215 shares of common stock valued at $0.8 million.

During the seven months ended December 28, 2002, the Company granted restricted stock awards totaling 394,000 shares of common stock.

During the five months ended June 1, 2002, the Company converted several operating leases into capital lease obligations of $24.4 million.

During the year ended December 30, 2001, the Company entered into a capital lease obligation of $1.1 million.

(d)     Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) and last-in, first-out (LIFO) methods (see note 6).

(e)     Derivative Financial Instruments and Hedging Activities

During June 1998, Statement of Financial Accounts Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended by SFAS Nos. 137 and 138, are effective for fiscal years beginning after June 15, 2000. The Company adopted the provisions of SFAS No. 133 as of December 31, 2000. The adoption of SFAS No. 133, as amended, did not have any impact on its financial position or results of operations. The Company enters into fixed-price contracts for purchases of raw material cotton and natural gas from its suppliers. SFAS No. 133, as amended, requires the Company to evaluate its commodity contracts to determine whether the contracts are “normal purchases or normal sales.” The Company has concluded and documented that these contracts meet the definition of “normal purchases or normal sales,” and therefore are not considered derivative instruments subject to the provisions of SFAS No. 133, as amended.

(f)      Property, Plant, and Equipment

Depreciation is provided generally using the straight-line method in amounts sufficient to amortize the cost of the assets over their estimated useful lives as follows:

Buildings and improvements	10-39 years
Machinery and equipment	5-15 years
Data processing equipment and software	5-10 years
Furniture and fixtures	5-8 years

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease using the straight-line method. Renewals and betterments are capitalized and depreciated over the remaining life of the specific property unit.

(g)     Intangibles

Intangible assets as of December 28, 2002 consist primarily of trademarks and deferred debt issuance costs. Intangible assets as of December 29, 2001 consisted primarily of goodwill ($193.6 million, net of accumulated amortization of $22.2 million) recorded in connection with acquisitions. The Company restated its intangible assets to their estimated fair values on June 1, 2002, in conjunction with fresh start reporting (see note 1), and wrote off the remaining goodwill balance.

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. SFAS No. 142 was adopted as of December 30, 2001.

The loss applicable to common stockholders and pro forma loss applicable to common stockholders for 2001 and 2000, adjusted to eliminate historical amortization of goodwill and intangibles with indefinite lives, are as follows:

	Predecessor

	Year Ended December 29, 2001	Year Ended December 30, 2000

Loss applicable to common stockholders – as reported	$(239,119)	(271,336)

Loss applicable to common stockholders – pro forma	$(232,851)	(264,198)

Debt issuance costs are amortized using the effective interest method over the terms of the related debt.

(h)     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in Opinion 30). SFAS No. 144 also retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, SFAS No. 144 is not applicable to goodwill and intangible assets with indefinite lives. Rather, goodwill and intangible assets with indefinite lives are evaluated for impairment under SFAS No. 142.

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

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

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

(k)     Stock Option Plan

In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provides pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. Compensation expense is recorded only if the current market price of the underlying stock exceeds the exercise price on the measurement date.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the measurement date for its stock options under SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below for the seven months ended December 28, 2002:

Loss available for common shareholders, as reported	$(27,634)
Total stock-based compensation expense determined under the fair value method for stock options awarded during the seven months ended
December 28, 2002	(3,869)

Pro forma net loss	$(31,503)
Basic and diluted loss per share:
As reported – basic and diluted	$(1.46)

Pro forma – basic and diluted	$(1.66)

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

In 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) issued EITF No. 00-14, Accounting for Certain Sales Incentives, which the Company was required to adopt at the beginning of fiscal 2001. The Company was already in compliance with the accounting guidance prescribed in EITF No. 00-14, and as a result, the adoption of EITF No. 00-14 had no impact on the Company’s financial position or results of operations. The EITF also issued EITF No. 00-22, Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products and Services to be Delivered in the Future, and EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, (collectively, the “EITFs”), which address various aspects of accounting for consideration given by a vendor to a customer or a reseller of products. The Company adopted the provisions of the EITFs as of the beginning of fiscal 2002, which commenced December 30, 2001. The EITFs required the Company to classify all consideration paid to customers as a reduction to revenue. Prior to December 30, 2001, the Company classified amounts paid to customers for co-operative advertising and marketing in selling, general, and administrative expenses. As a result of adopting the provisions of EITF No. 00-25, $19.2 million and $24.2 million of selling, general, and administrative expenses have been reclassified as a reduction to net sales for the years ended December 29, 2001 and December 30, 2000, respectively.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

Sales incentive expense was $41.8 million and $27.6 million in the seven months ended December 28, 2002 and the five months ended June 1, 2002, respectively. Sales incentive expense was $50.9 million and $56.1 million in 2001 and 2000, respectively.

Other advertising expense included in selling, general, and administrative expenses during the seven months ended December 28, 2002, five months ended June 1, 2002, and the years ended December 29, 2001 and December 30, 2000 was $6.2 million, $2.7 million, $1.5 million and $0.7 million, respectively.

(n)     Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing earnings available for common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing (i) earnings (loss) available for common shareholders by (ii) the weighted average number of shares outstanding plus the number of dilutive additional shares that would have been outstanding if potentially dilutive securities had been issued.

(o)     Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries use the local currency as the functional currency and translate their assets and liabilities into U.S. dollars using current exchange rates. Revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders’ equity (deficit). Foreign currency transaction gains and losses are included in the consolidated statements of operations and were not material in any of the years presented.

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

(q)     Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustments, and pension equity adjustments and is presented in the consolidated statements of shareholders’ equity (deficit).

(r)     Reclassifications

The provisions of EITF No. 00-25 (as defined in (m) above) were adopted on December 30, 2001. As a result, $19.2 million and $24.2 million of selling, general, and administrative expenses have been reclassified as a reduction to net sales in the years ended December 29, 2001 and December 30, 2000, respectively.

(3)       Restructuring Charges and Impairment of Long-Lived Assets

Restructuring Charges

During the five months ended June 1, 2002, a restructuring charge of $4.2 million associated with the closure of three facilities was incurred. The towel finishing operations in Columbus, Georgia and Phenix City, Alabama closed in July 2002 and impacted approximately 980 employees. The majority of the goods finished at the plants are now being finished at an existing facility in Kannapolis, North Carolina, and the remaining items are being purchased from other suppliers. The automated sewing facility in Dallas, Texas closed in June 2002 and resulted in the termination of approximately 99 employees. The facility’s operations were consolidated into other existing pillow and pad facilities. The restructuring charge consisted principally of severance and benefits, including a $0.8 million loss resulting from curtailment of defined benefit pension

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

plans for hourly and salaried employees at the closed facilities in Columbus, Georgia and Phenix City, Alabama. A curtailment is an event that significantly reduces the expected years of future service of present employees or eliminates for a significant number of employees the accrual of defined benefits for some or all of their future services.

During the seven months ended December 28, 2002, the Company incurred an additional restructuring charge of $0.3 million for severance relating to the Columbus, Georgia and Phenix City, Alabama locations. The Company also incurred a restructuring charge of $0.9 million for severance for approximately 60 administrative employees who were terminated in December 2002.

During 2001, the Company announced the closure of the following locations: a towel manufacturing facility in Hawkinsville, Georgia; a cut-and-sew bedding facility in Rocky Mount, North Carolina; a sheet manufacturing facility in Kannapolis, North Carolina; a towel yarn manufacturing operation and cotton warehouse in Columbus, Georgia; a towel warehouse and distribution center in Phenix City, Alabama; a towel yarn manufacturing operation in Tarboro, North Carolina; and a pillow manufacturing location in Toronto, Canada. The Company also scaled back towel production at another facility in Kannapolis, North Carolina. Only the Toronto location and the warehouse and distribution operations at Rocky Mount remained open at December 29, 2001, utilizing approximately 150 employees. In total, the facility closures impacted approximately 1,300 employees. The Rocky Mount facility manufactured decorative bedding exclusively under a license agreement, which expired on June 30, 2001. The production and functions performed at the other locations were relocated to existing facilities. The total charge recognized during 2001 for severance and related benefits was $6.5 million.

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

Activity in the reserve established for the restructuring charges is presented below:

Balance, December 30, 2001	$1,063
Restructuring charges	5,448
Payments	(4,960)
Reclassification of curtailment loss to pension liability	(751)

Balance, December 28, 2002	$800

The Company anticipates paying the remaining liability associated with the facility closures during the first half of 2003.

Included in the loss from discontinued operations for the year ended December 29, 2001 is a $0.4 million restructuring charge consisting of severance and benefits associated with employees at a blanket yarn manufacturing plant in Newton, North Carolina. The facility was closed in connection with sale of the Company’s Blanket Division (see note 5).

Impairment of Long-Lived Assets

During the five months ended June 1, 2002, a charge for impairment of long-lived assets of $31.1 million was incurred for assets located at the Columbus, Georgia and Phenix City, Alabama facilities. The charge consists of $9.0 million for real property and $22.1 million for machinery and equipment. During the seven months ended December 28, 2002, a charge for impairment of long-lived assets of $1.2 million was recognized to reduce the value of certain assets held for sale to their estimated market value based upon current market conditions. The impairment charges reflect management’s estimate of the fair market value based upon appraisals, purchase offers, and the expected future cash flows to be generated by the assets, including their ultimate disposition.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

During 2001, the Company recognized charges for impairment of long-lived assets of $41.0 million, of which $36.5 million relates to the real property and equipment at the facilities closed during 2001. The Company also evaluated the carrying values of certain machinery and equipment classified as assets held for sale and recorded a write-down of $4.5 million.

During 2000, the Company decided to permanently idle and sell certain manufacturing facilities and equipment and as a result determined that the carrying value of such assets was impaired. The Company recorded a charge of $24.4 million to reduce these assets to their estimated fair values.

During 2000, the Company also determined that given the expected future operations of the Blanket Division, the carrying value of its long-lived assets and goodwill was also impaired. The Company recorded an asset impairment charge of $88.3 million to reduce the carrying value of these assets to their fair values. This impairment charge consisted of $38.3 million for goodwill associated with the Company’s Blanket Division and $50.0 million for the impairment of property, plant, and equipment. This charge has been included in the loss from discontinued operations in the 2000 consolidated statement of operations. The Blanket Division was sold in September 2001 (see note 5).

The impairment charges reflect management’s estimate of the fair value of the assets as determined by the present value of expected future cash flows to be generated by the assets, including their ultimate disposition.

Certain of the permanently idled facilities and equipment were included in the assets held for sale in the consolidated balance sheet as of December 28, 2002 at a carrying value of $17.4 million. Management expects to sell these assets within the next twelve months.

(4)       Earnings (Loss) Per Share

There were no reconciling items between basic loss per share and diluted loss per share because the effects of the conversion of the Warrants and stock options would have been anti-dilutive for the seven months ended December 28, 2002. No options were assumed to be exercised during this period as the exercise price exceeded the average market price. Warrants exercisable to purchase up to 3,529,412 shares of Common Stock and options exercisable to purchase 1,163,500 shares of Common Stock were outstanding as of December 28, 2002.

(5)       Sale of Blanket Division

On September 6, 2001, the Company sold the majority of the inventory and fixed assets associated with its Blanket Division to Beacon Acquisition Corporation for $13.4 million. The purchase price consisted of $12.1 million in cash ($0.6 million of which was placed in escrow to secure post-closing obligations) and a three-year promissory note in a principal amount of $1.3 million. The promissory note is secured by a pledge of 100% of the stock of the purchaser, a second lien on the majority of the assets being sold (excluding the Blanket Division’s real property located in Swannanoa, North Carolina and Westminister, South Carolina), and a third lien on the Blanket Division’s real property located in Swannanoa, North Carolina. The net cash proceeds of $11.2 million from the sale were applied to pay down the Company’s senior debt facilities. The loss on the sale recognized during 2001 was $3.0 million.

The results of operations and net assets of the Blanket Division have been accounted for as a discontinued operation. The net assets of the Blanket Division remaining at December 29, 2001 primarily include accounts receivable, accounts payable, and accrued expenses. The losses from discontinued operations during 2001 and 2000 were $18.3 million and $115.0 million, respectively.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

(6)       Inventories

Inventories consist of the following at December 28, 2002 and December 29, 2001:

	Successor	Predecessor

	2002	2001

Finished goods	$86,088	104,532
Work-in-process	51,257	40,832
Raw materials and supplies	34,773	46,828
In-transit and off-site	15,983	8,386

	$188,101	200,578

At December 28, 2002 and December 29, 2001, 72% and 70%, respectively, of inventories were valued at LIFO. The LIFO inventory cost exceeded the replacement value of the inventories valued at LIFO by $2.7 million and $6.3 million at December 28, 2002 and December 29, 2001, respectively. Such cost remains lower than market value.

During 2000, the Company recorded a $49.5 million write-down of excess, obsolete, and distressed inventory. This charge was reflected in cost of goods sold and resulted from a slowdown in the retail environment and the impact of the filing of the Chapter 11 Cases on November 14, 2000. The Chapter 11 Cases increased the pressure on the Company to liquidate its excess, obsolete, and distressed inventory in a shorter timeframe than in the past. As a result, the Company estimated it would receive lower prices when selling such inventory. The loss from discontinued operations for 2000 includes a $19.2 million write-down to reflect the Blanket Division’s inventory at its estimated net realizable value based upon the Company’s review of strategic alternatives with regard to the division. As discussed in note 5, the Blanket Division was sold in 2001.

(7)       Property, Plant, and Equipment

Property, plant, and equipment are stated at cost or fair value and consist of the following at December 28, 2002 and December 29, 2001:

	Successor	Predecessor

	2002	2001

Land	$5,885	24,529
Buildings and improvements	92,447	157,655
Machinery and equipment	57,299	329,590
Data processing equipment and software	13,037	100,727
Furniture and fixtures	948	4,579
Leasehold improvements	897	2,666
Projects in progress	4,603	6,632

	175,116	626,378
Less accumulated depreciation and amortization	(8,124)	(172,938)

	$166,992	453,440

Interest costs of $0.9 million incurred during 2000 for the purchase and construction of qualifying fixed assets were capitalized and are being amortized over the related assets’ estimated useful lives. No interest costs were capitalized during 2002 and 2001.

(8)       Checks Not Yet Presented for Payment, Accounts Payable, and Accrued Expenses

Checks not yet presented for payment represent outstanding checks drawn on zero balance disbursement accounts, less amounts on deposit at the banking institutions where the zero balance disbursement accounts are maintained.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

Accrued expenses consist of the following at December 28, 2002 and December 29, 2001:

	Successor	Predecessor

	2002	2001

Employee-related compensation and benefits	$12,712	10,012
Insurance and workers’ compensation	7,779	9,929
Pension	18,582	—
Customer rebates and other sales incentives	24,805	20,218
Interest and commitment fees	3,154	2,064
Other accrued expenses	20,025	17,614

	$87,057	59,837

At December 29, 2001, certain accrued expenses have been classified as liabilities subject to compromise (see note 12).

(9)       Pension Plans

The Company has defined benefit pension plans covering substantially all of its employees except certain union employees who are not covered under these plans. The plans provide pension benefits based on the employees’ compensation and years of service. The Company’s funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. Pension plan assets consist of investments in publicly traded corporate common stocks and bonds, as well as United States government obligations. Summarized information for the plans follows:

	Successor	Predecessor

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$335,804	310,499
Service cost	5,880	6,143
Interest cost	24,569	23,194
Actuarial loss	24,351	17,109
Benefits paid	(25,544)	(23,935)
Curtailments	227	(1,350)
Special termination benefits	—	4,144

Benefit obligation at end of year	$365,287	335,804

Change in plan assets:
Fair value of plan assets at beginning of year	$319,982	365,353
Actual return on plan assets	(34,630)	(21,436)
Benefits paid	(25,544)	(23,935)

Fair value of plan assets at end of year	$259,808	319,982

Funded status:
Benefit obligation	$(365,287)	(335,804)
Fair value of plan assets	259,808	319,982
Unrecognized transition asset	—	(18)
Unrecognized prior service cost	—	702
Unrecognized net actuarial loss	67,640	33,036
Intangible asset	—	(702)
Amount included in comprehensive loss	(61,501)	(26,405)

Accrued benefit cost	$(99,340)	(9,209)

At December 28, 2002, the Company recognized an additional minimum pension liability of $61.5 million, offset by a charge to shareholders’ equity. The additional minimum liability results from the value of the accumulated benefit obligation being greater than the fair value of the plan assets at the measurement date. The charge to shareholders’ equity represents the excess of additional pension liability over unrecognized prior service cost.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

At December 29, 2001, an additional minimum pension liability of $27.1 million was recognized for the additional pension liability in excess of the accumulated benefit obligation. The offsets to the additional minimum liability were a charge to shareholders’ equity of $26.4 million and an intangible asset of $0.7 million.

	Successor	Predecessor

	2002	2001	2000

Weighted average assumptions as of December 28, 2002, December 29, 2001 and December 30, 2000:
Discount rate	6.75%	7.25%	7.75%
Expected return	9.00%-8.50%	9.00%	9.00-9.50%
Compensation increase rate	3.50%	3.50%	3.50%

	Successor	Predecessor

	Seven Months Ended December 28, 2002	Five Months Ended June 1, 2002	Fiscal Year Ended 2001	Fiscal Year Ended 2000

Components of net periodic pension cost (income):
Service cost	$3,430	2,450	6,143	6,667
Interest cost	14,332	10,237	23,194	22,740
Expected return on plan assets	(16,105)	(11,504)	(31,305)	(34,272)
Recognized net actuarial loss (gain)	125	89	(471)	(2,798)
Amortization of transition asset	(2)	(1)	(8)	(8)
Amortization of prior service cost	20	15	103	104
Special termination benefits	—	—	4,144	—
Curtailment loss (gain)	—	751	(1,350)	—

Net periodic pension cost (income)	$1,800	2,037	450	(7,567)

The $0.8 million curtailment loss in the five months ended June 1, 2002 relates to the closure of the Company’s facilities in Columbus, Georgia and Phenix City, Alabama (see note 3). A curtailment is a significant event that reduces the expected years of future service of present employees or eliminates for a significant number of employees the accrual of defined benefits for some or all of their future services. The $4.1 million charge for special termination benefits in 2001 relates to the Company’s enhanced early retirement program (see note 3) and has been included in restructuring charges in 2001. The curtailment gain in 2001 relates to the sale of the Blanket Division (see note 5) and has been included in the loss on the sale of the Blanket Division in 2001.

Cash Funding Impact

The assets of the Company’s defined benefit pension plans, like numerous other companies’ similar plans, are, to a substantial degree, invested in the capital markets and managed by third party investment advisors. Given the weak performance of the capital markets, the asset values of the Company’s pension plans have declined, requiring the Company to make cash contributions to its pension plans.

Beginning in the 2003 plan year, the Company, with the consent of the Pension Benefit Guarantee Corporation, adopted an asset valuation smoothing technique for determining cash funding obligations (the “smoothing technique”), which allows for the required cash funding contributions to be spread over five years, thus resulting in a reduction in the cash obligation for plan year 2003 from that which would have otherwise been required under the Company’s prior valuation method. Increases in post-2003 pension cash funding requirements will occur, however, if the performance of the capital markets in future periods does not more closely approximate the long-term rate of return assumed by the Company, and the amount of any such increases could be material. Based on the January 1, 2003 preliminary actuarial valuation of the Company’s pension plans, the Company will be required to make cash contributions to its pension plans of $18.6 million during fiscal year 2003 (which includes $10.6 million for plan year 2002 and $8.0 million for plan year 2003) and $17.5 million in fiscal year 2004 (which includes $6.6 million, the balance of the funding obligation for plan year 2003, and $10.9 million, the minimum amount of quarterly contributions required for plan year

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

2004). In addition, unless there is a significant recovery in 2003 in the stock market and more specifically a recovery in the equity asset investments of the plans, the Company anticipates that it would be required to make significant additional cash contributions to its pension plans during fiscal year 2005 relating to contribution requirements for plan year 2004, which are measured as of January 1, 2004. The Company will continue to review other potential changes that could reduce the future cash funding obligations of the Company.

Upon each determination of the amount of the contributions required to be made for any fiscal year by the Company in respect of the pension plans, the Company must notify the agent bank (the “Revolver Agent”) under the Exit Revolver Facility of such determination. If the amount required to be contributed is more than $5 million greater than the amount that was required to be contributed for the immediately preceding fiscal year, the Revolver Agent may establish a reserve against availability under the Exit Revolver Facility in an amount equal to such excess. The Company anticipates that such determination will be finalized with respect to the 2003 fiscal year during May 2003. The amount required to be contributed to the pension plans for the 2002 fiscal year is $10.6 million. Consequently, to the extent that on such determination date the amount required to be contributed to the pension plans for the 2003 fiscal year exceeds $15.6 million, the Revolver Agent will be entitled to establish a reserve in the amount equal to such excess. Based on the estimates provided above of the contributions required for fiscal year 2003, the Company does not anticipate such a reserve being established during 2003. The creation of such a reserve results in a corresponding reduction in the availability under the Exit Revolver Facility.

The Company also sponsors employee savings plans that cover substantially all employees. The Company’s matching provisions under these plans vary, with some matches being discretionary. The matching formulas of certain plans can be changed annually. Costs associated with providing matching contributions for those plans with matching provisions were $1.3 million, $1.1 million, $2.6 million, and $2.7 million, respectively, for the seven months ended December 28, 2002, the five months ended June 1, 2002, the year ended December 29, 2001 and the year ended December 30, 2000.

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

	Successor	Predecessor

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$33,010	31,647
Service cost	535	535
Interest cost	2,786	2,350
Actuarial loss	7,149	785
Benefits paid	(2,118)	(2,307)

Benefit obligation at end of year	$41,362	33,010

Change in plan assets:
Fair value of plan assets at beginning of year	$—	—
Employer contributions	2,118	2,307
Benefits paid	(2,118)	(2,307)

Fair value of plan assets at end of year	$—	—

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

Funded status:
Benefit obligation	$(41,362)	(33,010)
Unrecognized net actuarial loss (gain)	1,730	(5,925)

Accrued postretirement benefit cost included in accrued expenses and noncurrent liabilities	$(39,632)	(38,935)

	Successor		Predecessor

	2002	2001	2000

Weighted average assumptions as of December 28, 2002, December 29, 2001 and December 30, 2000:
Discount rate	6.75%	7.25%	7.75%
Compensation increase rate	3.50%	3.50%	3.50%

	Successor	Predecessor

	Seven Months Ended December 28, 2002	Five Months Ended June 1, 2002	Fiscal Year Ended 2001	Fiscal Year Ended 2000

Components of net periodic postretirement cost (income):
Service cost	$312	223	535	497
Interest cost	1,625	1,161	2,350	2,311
Recognized net actuarial gain	—	(16)	(584)	(342)

Net periodic pension cost	$1,937	1,368	2,301	2,466

(11)     Long-Term Debt and Liquidity

Long-term debt consists of the following at December 28, 2002 and December 29, 2001:

	Successor	Predecessor

	2002	2001

Exit Revolver Facility	$96,640	—
Exit Term Loan	108,469	—
Industrial revenue bonds with interest rates from 1.65% to 1.81% and maturities through July 1, 2021; generally collateralized by land and buildings	11,380	13,185
Capital lease obligations	20,705	1,001
Revolver, less portion to be treated as post-petition debt	—	233,051
Overline Credit Facility	—	34,738
Term loans, less portion to be treated as post-petition debt	—	242,004
Portion of revolver and term loans to be treated as post-petition debt	—	150,000
DIP Financing Facility	—	—
9% Senior Subordinated Notes due 2007	—	185,000
10% Senior Subordinated Notes due 2006	—	125,000
6% Convertible Subordinated Sinking Fund Debentures due in 2012, inclusive of Cash Claimant Notes in the principal amount of $5.2 million	—	90,417
Other debt	—	1,105

Total debt	237,194	1,075,501
Less:
Current portion of long-term debt	(222,324)	(356)
Current portion of long-term debt in default	—	(660,893)
Long-term debt in default	—	(10,920)
Liabilities subject to compromise (see note 12)	—	(402,687)

Total long-term debt	$14,870	645

Classification of Long-Term Debt

In accordance with EITF No. 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, the current portion of long-term debt at December 28, 2002 includes the entire amounts due under the Exit Term Loan, the Exit Revolver Facility, and certain of the Company’s capital lease obligations. EITF No. 86-30 requires that when a loan covenant violation would have occurred absent a loan modification or waiver of the violation, and the borrower must comply with the same covenant at measurement dates within one year of the balance sheet date and it is probable that the borrower will not be able to achieve compliance within that period, the entire amount of the obligation shall be classified as a current liability. As more fully discussed under “- Exit Term Loan” below, certain provisions of the Exit Term Loan requiring compliance as of the end of each fiscal quarter have been waived by the lenders for the December 28, 2002 and March 29, 2003 measurement dates, but not for the June 28, 2003 measurement date or beyond. Therefore, in accordance with EITF No. 86-30, the entire balance due has been classified as a current liability. Furthermore, cross-default provisions in the Exit Revolver Facility and certain capital leases require similar treatment for those obligations as well.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

Exit Revolver Facility

As discussed in note 1, the Company entered into the Exit Revolver Facility on the Effective Date. The Exit Revolver Facility is a three-year $200 million senior secured asset-based non-amortizing revolving credit facility, including a $60 million letter of credit sub-facility. Pillowtex Corporation and certain of its domestic subsidiaries are borrowers under the Exit Revolver Facility, and Pillowtex Corporation’s other domestic and Canadian subsidiaries are guarantors thereunder. The availability of borrowings under the Exit Revolver Facility generally is based on a percentage of eligible accounts receivable and eligible inventory, subject to certain reserves that can be established by the lender. In addition, the borrowers may, at their option, borrow up to a maximum principal amount of $10 million as part of the $200 million facility based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. Any such loan would be partially amortized over the remaining term of the Exit Revolver Facility. The Exit Revolver Facility is secured by a pledge of the stock of the subsidiaries, a first priority lien on the accounts receivable, inventory, and trademarks, as well as certain real property and equipment, of the borrowers and guarantors, and a second priority lien on the primary collateral that secures the Exit Term Loan.

All borrowings under the Exit Revolver Facility bear interest at an annual rate equal to, at Pillowtex’s option, the lender’s prime rate or the prevailing adjusted Eurodollar rate, in either case plus a specified margin determined based on the amount of excess availability and the Company’s leverage ratio. The average interest rate on the Exit Revolver Facility was 4.6% for the seven months ended December 28, 2002. The Exit Revolver Facility includes an unused commitment fee of either 3/8% or 1/2% per annum (depending on excess availability and the leverage ratio), a servicing fee of $5,000 per month, a letter of credit fee of 2 1/2% per annum on the daily outstanding balance of letters of credit issued under the Exit Revolver Facility, an early termination fee in an amount equal to 1/2% of the amount of the maximum credit if the Exit Revolver Facility is terminated in whole prior to its maturity, and a reduction fee in an amount equal to 1/2% of the reduction of the maximum credit if the Company reduces the maximum credit in part at the time of any such reduction.

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

As of December 28, 2002, $96.6 million was outstanding under the Exit Revolver Facility and outstanding letters of credit under the Exit Revolver Facility aggregated $27.0 million. Availability as of March 15, 2003 was $62.7 million.

Exit Term Loan

On the Effective Date, Pillowtex also entered into the Exit Term Loan, a $150 million senior five-year term loan secured by a first priority lien on certain real estate, plant, and equipment and a second priority lien on the primary collateral that secures the Exit Revolver Facility. The Exit Term Loan was entered into by Pillowtex in exchange for cancellation of designated post-petition loans having an aggregate principal amount of $150 million which were made to Old Pillowtex, and accordingly, Pillowtex obtained no new funds from the Exit Term Loan. Pillowtex Corporation is the borrower under the Exit Term Loan and substantially all of its subsidiaries are guarantors thereunder.

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

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

requirements contained in the Exit Revolver Facility), with 50% of the excess cash flow, if any, for the preceding fiscal year.

The Exit Term Loan also contains a number of negative covenants, which restrict, among other things, Pillowtex’s ability to incur additional debt, pay dividends or make other restricted payments, sell stock of subsidiaries, grant liens, make loans, advances and investments, engage in transactions with affiliates, dispose of assets, enter into sale-leaseback arrangements, effect mergers, consolidations, and dissolutions, prepay debt, and make certain changes in its business, to adopt newly-issued generally accepted accounting standards as appropriate and new tax requirements as they are enacted. The Exit Term Loan requires compliance with a maximum leverage ratio and a minimum interest coverage ratio. Effective September 27, 2002, the Exit Term Loan was amended to add an asset coverage ratio test and a minimum availability requirement under the Exit Revolver Facility (the “Amended Financial Covenants”), which were measured at the end of each fiscal month for the remainder of fiscal year 2002. The amendment also included a waiver of compliance by the Company with the maximum leverage ratio and minimum interest coverage ratio covenants for the third quarter of the 2002 fiscal year. Effective December 20, 2002, the Exit Term Loan was further amended to include a waiver of compliance with the maximum leverage ratio and minimum interest coverage ratio for the fourth quarter of 2002. The amendment also extends through the end of the first fiscal quarter of 2003 the effectiveness of the Amended Financial Covenants. Effective March 27, 2003, the Exit Term Loan was further amended to include a waiver of compliance with certain provisions, including, among others, the maximum leverage ratio and minimum interest coverage ratio for the first quarter of 2003. The amendment also extends through the end of the second fiscal quarter of 2003 the effectiveness of the Amended Financial Covenants.

A failure to comply with any of the covenants contained in the Exit Term Loan would result in an event of default under the Exit Term Loan. Upon the occurrence of an event of default, the term loan lenders would be entitled to declare all amounts outstanding under the Exit Term Loan, including accrued interest and other obligations, to be immediately due and payable, and the term loan lenders would be entitled to proceed against the collateral granted to them to secure the Exit Term Loan. In these circumstances, cross-defaults could occur under the documents governing the Company’s other outstanding debt. Pursuant to the terms of the Exit Revolver Facility, a default by the Company of the financial covenants set forth in the Exit Term Loan will be deemed an event of default under the Exit Revolver Facility if such default continues for more than sixty (60) days and is not waived in writing by or on behalf of the term loan lenders. If the Company fails to comply with any of the covenants in the Exit Term Loan, the Company would anticipate seeking to obtain appropriate waivers or amendments, but there can be no assurance that the Company would be able to obtain any such waiver or amendment. If an event of default occurs and the Company is unable to obtain appropriate waivers or amendments, the Company’s lenders would be entitled to exercise their remedies under the Company’s respective debt instruments, and the Company would no longer have access to borrowings under the Exit Revolver Facility, its principal source of liquidity. In such event, the Company can provide no assurance that alternative financing would be available on terms acceptable to the Company. If these developments were to occur, the Company would have to consider pursuing appropriate restructuring options, which could include a bankruptcy proceeding.

Upon emergence from bankruptcy, the principal amount of the Exit Term Loan was immediately reduced on the Effective Date by $38.6 million utilizing borrowings under the Exit Revolver Facility. Under the Exit Term Loan, Pillowtex has paid or will pay an annual administrative fee of $150,000 on the Effective Date and each anniversary thereof. As of December 28, 2002, $108.5 million was outstanding under the Exit Term Loan.

Industrial Revenue Bonds

The Company presently has obligations in respect of two industrial revenue bond facilities that were reinstated on the Effective Date (the “IRB Facilities”). One of the IRB Facilities is secured by liens on specified plants and equipment and by a letter of credit. The other IRB Facility is secured by a letter of credit. As of December 28, 2002, $11.4 million of bonds in the aggregate were outstanding under the IRB Facilities.

On February 6, 2001, the Bankruptcy Court authorized the Debtors to make scheduled principal and interest payments on the IRB Facilities. Even though these payments were being made, the Debtors remained

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

in default of their obligations under each of the IRB Facilities. On the Effective Date, pursuant to the Plan the IRB Facilities were reinstated.

During the pendency of the Chapter 11 Cases, two industrial revenue bond facilities matured pursuant to their terms and were paid off by the Debtors pursuant to an order of the Bankruptcy Court. The plant facility associated with another industrial revenue bond financing was closed, and the Debtors agreed to have the Bankruptcy Court lift the automatic stay to enable the lender to foreclose on the equipment collateral to satisfy partially the obligations of the Debtors thereunder.

Capital Lease Obligations

Certain existing operating leases for machinery and equipment were renegotiated as part of the reorganization process. The renegotiated leases have been classified as capital lease obligations. These leases have interest rates from 7.5% to 9%, and have terms between 48 and 60 months. The total amount of operating leases converted into capital lease obligations during the five months ended June 1, 2002 was approximately $24.4 million. As of December 28, 2002, $20.7 million was outstanding under capital lease obligations.

As of December 29, 2002, the gross amount of machinery and equipment and related accumulated amortization recorded under capital leases were as follows:

Successor

Machinery and equipment	$13,848
Less accumulated depreciation	(814)

$13,034

Amortization of assets held under capital leases in included in depreciation expense.

DIP Financing Facility

On December 12, 2000, the Bankruptcy Court entered an order (the “DIP Financing Order”) authorizing the Debtors to enter into a $150 million debtor-in-possession financing facility, including a $60 million letter of credit sub-facility (the “DIP Financing Facility”) with Bank of America, N.A. as administrative agent for a syndicate of financing institutions comprised of certain of Old Pillowtex’s pre-petition senior secured lenders. The size of the DIP Financing Facility was subsequently reduced to $100 million, including the $60 million letter of credit sub-facility. The DIP Financing Facility expired by its terms on the Effective Date. No loan amounts were outstanding under the DIP Financing Facility on the Effective Date. Letters of credit outstanding under the DIP Financing Facility as of the Effective Date are being replaced with letters of credit issued under the Exit Revolver Facility. As of December 28, 2002, one outstanding letter of credit of $1.4 million remained outstanding under the DIP Financing Facility. The lenders under the DIP Financing Facility were holding approximately $1.8 million as collateral for the outstanding letter of credit issued under the facility. The funds will be returned to the Company when this letter of credit is replaced with a letter of credit issued under the Exit Revolver Facility.

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

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

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

On the Effective Date, pursuant to the Plan, indebtedness under the 9% Notes and 10% Notes of $185 million and $125 million, respectively, was cancelled, and in exchange therefore, holders of claims in respect of 9% Notes or 10% Notes became entitled to receive Common Stock and Warrants.

Fieldcrest Cannon 6% Convertible Debentures

As a result of Old Pillowtex’s acquisition of Fieldcrest Cannon, the outstanding Fieldcrest Cannon 6% Convertible Subordinated Debentures due 2012 (the “6% Convertible Debentures”) were convertible, at the option of the holders, into a combination of cash and common stock of Old Pillowtex. As of the Effective Date, $85.2 million aggregate principal amount of the 6% Convertible Debentures remained outstanding.

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

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

On the Effective Date, pursuant to the Plan, the indebtedness under the 6% Convertible Debentures was cancelled, and in exchange therefor, holders of claims in respect of the 6% Convertible Debentures became entitled to receive Warrants, and the indebtedness under the Cash Claimant Notes was cancelled, and in exchange therefor, holders of claims in respect of the Cash Claimant Notes became entitled to receive Common Stock and Warrants.

Adequacy of Capital Resources

The Company’s principal sources of liquidity are cash flows from operations and borrowings under the Exit Revolver Facility. After taking into consideration the range of projections of cash flows from operations, anticipated capital expenditures (which the Company estimates will be approximately $9 million during fiscal year 2003, primarily related to updating and maintaining existing facilities and equipment), debt principal repayment requirements, and anticipated pension plan cash funding payments, the Company believes that the excess availability under the Exit Revolver Facility may drop below $35 million at certain times during the second half of 2003. The Company does not believe that it would be able to comply with the minimum earnings threshold contained in its Exit Revolver Facility, which would become effective in such event. As a result of these factors, coupled with the uncertainties as to the results of future negotiations with the Company’s term loan lenders as to revised financial covenants, the Company can provide no assurances that it will have adequate financial resources to meet its anticipated cash requirements for the second half of 2003 and future periods. If the Company is unable to comply with the minimum earnings threshold contained in the Exit Revolver Facility, the Company would anticipate seeking to obtain appropriate waivers or amendments, but there can be no assurance that the Company would obtain any such waiver or amendment. If an event of default occurs and the Company is unable to obtain appropriate waivers or amendments, the Company’s lenders would be entitled to exercise their remedies under the Company’s respective debt instruments, and the Company would no longer have access to borrowings under the Exit Revolver Facility, its principal source of liquidity. In such event, the Company can provide no assurance that alternative financing would be available on terms acceptable to the Company. If these developments were to occur, the Company would have to consider pursuing appropriate restructuring options, which could include a bankruptcy proceeding.

In the event that the Company’s borrowing base, comprised of a percentage of eligible accounts receivable and eligible inventory after reserves, falls below $200 million and becomes insufficient to support additional borrowing under the Exit Revolver Facility, the borrowers thereunder have the option of borrowing up to a maximum principal amount of $10 million (as part of the overall $200 million commitment) based on the value of certain real property and equipment held as collateral that would be added to the borrowing base. However, since the amount of any such loan is dependent on the appraised value of such real property and equipment at the time the option is exercised by the borrowers, no assurance can be given as to the amount of additional borrowing that would actually be available to the borrowers in such circumstances. In the event that cash flows, together with available borrowings under the Exit Revolver Facility, were not sufficient to meet the Company’s cash requirements, the Company would be required to obtain alternative financing or reduce planned capital expenditures. The Company can provide no assurance that alternative financing would be available on acceptable terms, especially in light of the fact that substantially all of the Company’s existing assets are pledged as collateral for the Exit Term Loan, Exit Revolver Facility, IRB Facilities, and capital lease obligations, or that reductions in planned capital expenditures would be sufficient to cover any cash shortfalls. Accordingly, the Company’s ability to respond to changing business and economic conditions and to secure additional financing, if needed, would be significantly restricted.

The Company is reviewing its strategic alternatives, which may include a sale of the business, sales of assets or restructuring options, which could include a bankruptcy proceeding. The Company has retained Credit Suisse First Boston as its financial advisor to assist it in this review.

Fair Value

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

The carrying and fair values of these financial instruments as of December 28, 2002 and December 29, 2001 are presented below. The fair values at December 28, 2002 were estimated by discounting the future cash flows using rates currently available under the Exit Revolver Facility or obtaining the approximate trading price, where available, for trades closest to December 28, 2002. Such prices may be affected by significant volatility due to the illiquid nature of the debt issuance. The fair values at December 29, 2001 were determined using the estimated recovery percentages included in the Disclosure Statement approved by the Bankruptcy Court on February 28, 2002 (see note 1).

	Successor		Predecessor

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Exit Revolver Facility	$96,640	96,640	—	—
Exit Term Loan	108,469	46,642	—	—
Industrial revenue bonds and other debt	11,380	11,380	14,290	11,455
Capital lease obligations	20,705	21,806	1,001	1,001
Revolver, less portion to be treated as post-petition debt	—	—	233,051	95,085
Overline Credit Facility	—	—	34,738	903
Term loans, less portion to be treated as post-petition debt	—	—	242,004	99,222
Portion of revolver and term loans to be treated as post-petition debt	—	—	150,000	150,000
9% Senior Subordinated Notes due 2007	—	—	185,000	4,810
10% Senior Subordinated Notes due 2006	—	—	125,000	3,250
6% convertible subordinated sinking fund debentures due 2012	—	—	90,417	2,350

Total	$237,194	176,468	1,075,501	368,076

Scheduled Maturities

Aggregate maturities of long-term debt for each of the five years following December 28, 2002 and thereafter, assuming the unpaid principal balance at December 28, 2002 under the revolving credit facilities remains unchanged are as follows:

Year	Amount

2003	$9,144
2004	15,214
2005	113,490
2006	14,491
2007	74,855
Thereafter	10,000

Total	237,194

The scheduled maturities reflect the expiration of the Exit Revolver Facility in 2005 and the final payment on the Exit Term Loan in 2007. The scheduled maturities are based on the contractual payment terms and do not reflect the reclassification to current liabilities pursuant to EITF No. 86-30 (See “- Classification of Long-Term Debt” above).

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

(12)     Liabilities Subject to Compromise

The principal categories of obligations classified as liabilities subject to compromise under the Chapter 11 Cases as of December 29, 2001 are identified below

Predecessor

2001

9% Senior Subordinated Notes due 2007	$185,000
10% Senior Subordinated Notes due 2006	125,000
6% Convertible Subordinated Sinking Fund Debentures due 2012	90,417
Other unsecured debt	2,270

Total long-term debt	402,687

Interest accrued on above notes and debentures	14,018
Accounts payable	51,266
Nonqualified pension plan liability	11,673
Liability for rejected contracts and leases	15,841
Other accrued expenses	5,355

$500,840

As a result of the filing of the Chapter 11 Cases, no principal or interest payments were made on unsecured pre-petition debt without Bankruptcy Court approval or until the Plan was confirmed by the Bankruptcy Court and became effective. Therefore, interest of $51.8 million on unsecured pre-petition obligations was not accrued between the Petition Date and the Effective Date.

(13)     Income Taxes

The components of income tax benefit are as follows:

	Successor	Predecessor

	Seven Months Ended December 28, 2002	Five Months Ended June 1, 2002	Fiscal Year Ended December 29, 2001	Fiscal Year Ended December 30, 2000

U.S. federal – deferred	$—	(7,157)	—	(84,926)
State and foreign taxes – deferred	—	—	—	(8,435)

	$—	(7,157)	—	(93,361)

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

A reconciliation of income tax expense (benefit) computed using the U.S. federal statutory income tax rate of 35% of income (loss) from continuing operations before income taxes to the actual income tax benefit is as follows:

	Successor	Predecessor

	Seven Months Ended December 28, 2002	Five Months Ended June 1, 2002	Fiscal Year Ended December 29, 2001	Fiscal Year Ended December 30, 2000

Expected tax expense (benefit) at U.S. statutory rate	$(9,672)	115,299	(70,541)	(84,263)
Amortization of goodwill	—	—	1,898	1,956
State and foreign taxes, net of federal effect	(1,729)	(2,102)	(6,906)	(11,598)
Change in valuation allowance	11,310	13,028	75,832	—
Reorganization items		(133,433)
Other	91	51	(283)	544

	$—	(7,157)	—	(93,361)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) as of December 28, 2002 and December 29, 2001 are presented below:

	Successor	Predecessor

	2002	2001

Deductible temporary differences & carryforwards:
Package design costs	$290	258
Accrued employee benefits	6,257	12,565
State deferred income taxes	731	—
Accruals and allowances	21,790	17,250
Operating losses and credit carryforwards	128,970	220,316
Depreciable assets	27,188	—
Other	8,174	3,936

Total gross deferred tax assets	193,400	254,325
Less valuation allowance	(140,262)	(115,925)

Net deferred tax assets	53,138	138,400

Taxable temporary differences:
Inventory costs and reserves	(37,581)	(38,696)
Depreciable assets	—	(80,133)
State deferred income taxes	—	(9,883)
Trademarks	(15,557)	(9,688)

Total gross deferred tax liabilities	(53,138)	(138,400)

Net deferred tax liabilities	$—	—

At December 28, 2002, the Company has $285.0 million of federal and state net operating loss carryforwards (“NOLs”) expiring 2006 through 2022, a $2.0 million general business tax credit carryforward expiring 2005 through 2022, and a $6.1 million unused alternative minimum tax credit carryforward that does not expire. The emergence from Chapter 11 bankruptcy proceedings caused an “ownership change” for federal income tax purposes. As a result, the use of any NOLs existing at the date of the ownership change to offset future taxable income is limited by section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). The $285.0 million of NOLs reflected above is the maximum the Company may use to offset future taxable income. Of the $285.0 million of NOLs, $192.0 million is subject to annual usage limitations under Section 382 of approximately $9.6 million.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance, at December 28, 2002 to be realized as a result of the reversal of existing taxable temporary differences.

The net change in the valuation allowance for the years ended December 28, 2002 and December 29, 2001 was an increase of $24.3 million and $83.3 million, respectively.

(14)     Stockholders’ Equity

Pillowtex’s authorized capital stock consists of 50,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). On December 28, 2002, there were 19,095,215 shares of Common Stock issued and outstanding and no shares of Preferred Stock issued and outstanding. On the Effective Date, pursuant to the Plan, 3,529,412 shares of Common Stock were reserved for issuance upon the exercise of Warrants and 1,400,000 shares of Common Stock were reserved for issuance in satisfaction of awards under the Equity Incentive Plan. On October 11, 2002, the number of shares reserved for issuance in satisfaction of awards under the Equity Incentive Plan was increased to 2,900,000.

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

During the seven months ended December 28, 2002, the Company received 41,780 shares of Common Stock from two former officers of the Company as settlement of their tax withholding obligations on the restricted shares (see note 16) that vested immediately upon the termination of their employment with the Company. The value assigned to the shares received was based upon the trading price of the Common Stock on each employee’s termination date. These shares have been reflected as treasury stock as of December 28, 2002.

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

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

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

(15)     Redeemable Convertible Preferred Stock of the Predecessor Company

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

On the Effective Date, pursuant to the Plan, the Series A Preferred Stock was cancelled without consideration.

(16)     Stock-Based Compensation

The Company implemented the Equity Incentive Plan on the Effective Date. As of December 28, 2002, 2,900,000 shares of Common Stock were reserved for issuance under the Equity Incentive Plan.

Stock Options - Successor

A summary of option activity during the seven months ended December 28, 2002 follows (shares in thousands):

	Shares	Weighted average exercise price

Outstanding at June 1, 2002	—	—
Granted	1,294	$4.20
Exercised	—	—
Canceled	(131)	(7.45)

Outstanding at December 28, 2002 (90 shares exercisable)	1,163	$3.84

The options have a seven-year life and vest over a period of three or four years.

The table below provides weighted average exercise prices and weighted average remaining contractual lives of options outstanding at December 28, 2002, segregated based upon ranges of exercise prices. Options are presented in thousands.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

	Number of options outstanding	Number of options exercisable	Weighted average exercise price (outstanding)	Weighted average exercise price (exercisable)	Weighted average remaining contractual life (outstanding)

$1.45	700	—	$1.45	—	6.79
$7.45	463	90	$7.45	$7.45	6.58

The per share weighted-average fair value of stock options granted in the seven months ended December 28, 2002 was $2.99 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield	0.0%
Stock price volatility	89.0%
Risk-free interest rate	2.83%
Expected option term	5 years

Restricted Stock Awards - Successor

On July 5, 2002, the Company granted restricted stock awards totaling 394,000 shares of Common Stock to certain of its key employees. The restricted stock awards, as provided in the Plan, were made pursuant to the terms of the Equity Incentive Plan. Restrictions on the restricted stock awards lapsed immediately upon grant with respect to one-third of the shares, while the restrictions on the remaining two-thirds of the shares lapse in equal installments on the first and second anniversary date of the grant. Any unvested shares are vested immediately upon termination of employment.

The fair value of the restricted stock at issuance was $2.9 million and is being charged to earnings over the vesting period. During the seven months ended December 28, 2002, $1.4 million was charged to earnings. During the five months ended June 1, 2002, $0.8 million was charged to earnings.

Stock Options – Predecessor

At December 29, 2001, there were 997,000 options outstanding under the Predecessor’s stock option plan, of which 564,000 options were exercisable. On the Effective Date, pursuant to the Plan, all outstanding options under the Predecessor’s stock option plan were cancelled without consideration.

PILLOWTEX CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

(17)     Commitments and Contingent Liabilities

Manufacturing equipment and facilities at certain locations, showrooms, sales offices, and warehouse space are leased under non-cancelable operating lease agreements. These leases generally require the Company to pay all executory costs such as maintenance and taxes. Rental expense for operating leases was $8.5 million and $6.1 million during the seven months ended December 28, 2002 and the five months ended June 1, 2002, respectively. Rental expense for operating leases was approximately $28.2 million and $33.3 million, during 2001 and 2000, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), which expire at various dates through 2009, are as follows:

Year	Amount

2003	$ 4,343
2004	4,020
2005	1,730
2006	1,616
2007	1,571
Thereafter	6

At December 28, 2002, the Company had $27.0 million in outstanding cotton purchase commitments.

As of December 28, 2002, the Company had approximately 7,850 employees, of which approximately 76% are in areas covered by collective bargaining agreements, and approximately 53% of those employees had chosen to have union dues collected from their paychecks. Collective bargaining agreements covering approximately 310 employees are scheduled to expire during 2003.

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of all matters currently pending will not have a materially adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(18)     Concentration of Risk

The Company’s customers are primarily retailers located throughout the United States and Canada. Although the Company closely monitors the creditworthiness of its customers, adjusting credit policies and limits as needed, a customer’s ability to pay is largely dependent upon the retail industry’s economic environment.

The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. The Company has trade receivables which are due from certain customers that are experiencing financial difficulties. However, in the opinion of management of the Company, the allowance for doubtful accounts is adequate, and trade receivables are presented at net realizable value.

Sales to the Company’s largest individual customer, including its affiliated entities, accounted for approximately 27%, 30%, 31% and 20% in the seven months ended December 28, 2002, the five months ended June 1, 2002 and the years ended 2001 and 2000, respectively. No other customer accounted for 10% or more of the Company’s sales.

(19)     Segment Information

The Company manufactures textile products for the bedroom, bathroom, and kitchen and markets them to department stores, discount stores, specialty shops, and certain institutional customers and over the Internet. The Company is organized into two major divisions that it considers operating segments: (1) Bed and Bath and (2) Pillow and Pad. The Bed and Bath Division manufactures and sells sheets and other fashion bedding textiles, as well as towels, bath rugs, and kitchen textile products. The Pillow and Pad Division manufactures and sells bed pillows, down comforters, and mattress pads. On September 6, 2001, the

PILLOWTEX CORPOPRATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

Company sold the majority of the inventory and fixed assets associated with its Blanket Division, which manufactured and sold blanket products (see note 5). The item “Other” includes the Company’s retail stores, corporate activities, and the remaining assets associated with the Blanket Division.

The accounting policies of the divisions are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates division performance based on gross profit. Interdivisional sales are not material.

Information about the Company’s divisions is presented below:

	Successor

	Seven Months Ended December 28, 2002

	Bed and Bath	Pillow and Pad	Other (1)		Total

Net sales	$382,892	159,647	12,303		554,842
Gross profit (loss)	36,616	13,849	(15,971)		34,494
Depreciation and amortization	5,236	782	2,239		8,257
Total assets	425,556	94,357	71,673	(2)	591,586
Capital expenditures	4,376	1,019	2,690		8,085

	Predecessor

	Five Months Ended June 1, 2002

	Bed and Bath	Pillow and Pad	Other (1)		Total

Net sales	$285,084	88,695	6,271		380,050
Gross profit (loss)	14,190	7,810	(13,891)		8,109
Depreciation and amortization	12,323	954	5,603		18,880
Total assets (3)	791,189	105,338	160,534	(2)	1,057,061
Capital expenditures	25,030	938	2,523		28,491

	Predecessor

	Year Ended December 29, 2001

	Bed and Bath	Pillow and Pad	Other (1)		Total

Net sales	$741,000	248,986	21,902		1,011,888
Gross profit (loss)	24,441	30,694	(35,787)		19,348
Depreciation & amortization	38,437	3,370	11,978		53,785
Total assets	820,871	133,803	132,953	(2)	1,087,627
Capital expenditures	$5,967	841	6,024		12,832

PILLOWTEX CORPOPRATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

	Predecessor

	Year Ended December 30, 2000

	Bed and Bath	Pillow and Pad	Other (1)		Total

Net sales	$922,920	281,778	30,119		1,234,817
Gross profit (loss) (4)	42,526	23,564	(53,845)		12,245
Depreciation & amortization	42,031	2,886	12,800		57,717
Total assets	983,983	117,371	234,415	(2)	1,335,769
Capital expenditures	22,884	899	9,414	(5)	33,197

   (1)    Includes retail stores and miscellaneous corporate activities, including the Company’s central information technology, manufacturing, human resources, and purchasing departments.

   (2)    Corporate amounts include primarily data processing equipment and software and other enterprise-wide assets not allocated to the segments, assets held for sale, and the net assets associated with the Blanket Division.

   (3)    Does not reflect adjustments for fresh start reporting (see note 1).

   (4)    Includes inventory write-downs of $39.8 million in the Bed and Bath Division, $8.2 million in the Pillow and Pad Division, and $1.5 million in Other.

   (5)    Includes capital expenditures for discontinued operations of $0.7 million.

The Company’s principal geographic market is North America, primarily the United States. Pillowtex’s current international business is concentrated in Canada, but the Company also sells its products in other foreign markets, including Asia, Australia, Europe, Mexico, and South America. Sales outside the United States accounted for approximately 2% of sales in the seven months ended December 28, 2002, 3% of sales in the five months ended June 1, 2002, 2% of total sales in 2001 and 5% in 2000.

(20)     Selected Quarterly Financial Data (Unaudited)

The following tables present unaudited financial data of the Company for each quarter of 2002 and 2001.

	Successor

	2002

	One Month Ended June 29,	Quarter Ended September 28,	Quarter Ended December 28,

Net sales	$71,291	242,528	241,023
Gross profit	6,000	18,678	9,816
Net loss	(1,009)	(9,280)	(17,345)
Loss per common share – basic and diluted	(0.05)	(0.49)	(0.91)

	Predecessor

	2002

	Quarter Ended March 30,	Two Months Ended June 1,

Net sales	$240,925	139,125
Gross profit (loss)	9,361	(1,252)
Net income (loss)	(49,154)	385,769

PILLOWTEX CORPOPRATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

	Predecessor

	2001 quarter ended

	March 31	June 30	September 29	December 29

Net sales	$273,842	232,383	266,316	239,347
Gross profit (loss)	2,409	(6,254)	7,354	15,839
Net loss	(48,227)	(80,676)	(43,689)	(50,169)

(21)     Reorganization Items

The following items have been recognized as reorganization items in the statements of operations:

	Predecessor

	Five Months Ended June 1, 2002	Year Ended December 29, 2001	Year Ended December 30, 2000

Gain on cancellation of prepetition liabilities	$(856,375)	—	—
Fresh start adjustments	391,091	—	—
Other:
Professional fees and other costs associated with the Chapter 11 Cases	17,110	17,169	1,840
Retention incentive plan	1,156	5,393	—
Rejected contracts and leases	48,570	10,360	—
Deferred financing fees associated with unsecured debt	—	—	17,528
Gain on renegotiated lease	—	(118)	—
Interest income on investments	(203)	(1,403)	—

Total other	66,633	31,401	19,368

	$(398,651)	31,401	19,368

Professional Fees. Approximately $8.0 million and $14.4 million in professional fees associated with the Chapter 11 Cases were paid during the five months ended June 1, 2002 and the year ended 2001, respectively.

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

PILLOWTEX CORPOPRATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

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

(22)     Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 at the beginning of fiscal year 2003, which commences on December 29, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, prohibits the classification of gains and losses from extinguishment of debt as extraordinary unless they meet the criteria defined in APB Opinion No. 30. The provisions of SFAS No. 145 were adopted upon the Statement’s issuance, and as such, the gain recognized by Old Pillowtex on the extinguishment of debt resulting from the emergence from the chapter 11 bankruptcy proceedings has been classified as a reorganization item.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Under current accounting guidance, a liability can be recorded when management has committed to an exit plan. The requirements under SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Restatement of previously issued financial statements is not permitted. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, and interpretation of FASB Statements of No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in note 2.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting membership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. This interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

PILLOWTEX CORPOPRATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 28, 2002 and December 29, 2001
(Tables in thousands of dollars, except for per share data)

PILLOWTEX CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

Seven Months ended December 28, 2002, Five Months ended June 1, 2002, Year ended December 29, 2001 and Year ended December 30, 2000
(dollars in thousands)

		Additions			Deductions

	Balance at beginning of period	Charged to Expense	Charged to Other Accounts		Write-offs/ Recoveries		Balance at end of period

Allowance for:
Returns & Allowances and Doubtful Accounts

Successor:
Seven Months ended December 28, 2002	$7,733	$11,615	—		$9,964	(1)	$9,384

Predecessor:
Five Months ended June 1, 2002	$9,276	$10,428	—		$11,971	(1)	$7,733

Year ended 2001	$40,897	$19,404	—		$51,025	(1)	$9,276

Year ended 2000	$31,897	$51,138	—		$42,138	(1)	$40,897

Inventory reserves:

Successor:
Seven Months ended December 28, 2002	$9,473	$17,246	—		$19,640		$7,079

Predecessor:
Five Months ended June 1, 2002	$11,517	$9,142	$9,128	(2)	$20,314		$9,473

Year ended 2001	$46,699	$33,826	—		$69,008		$11,517

Year ended 2000	$12,641	$53,947	—		$19,889		$46,699

   (1)    Accounts written off, less recoveries

   (2)    Elimination of LIFO reserve under fresh start reporting

S-1